Form 10-Q
period 2022-10-01
Mobileye Global Inc.
filed 2022-12-07
CIK 1910139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                 .

Commission file number 001-41541

Mobileye Global Inc.

(Exact name of registrant as specified in its charter)

Delaware	88-0666433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o Mobileye B.V. Har Hotzvim, 13 Hartom Street P.O. Box 45157 Jerusalem 9777513, Israel	+972-2-541-7333
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Class A common stock, par value $0.01	MBLY	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company, and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 51,911,905 shares of Class A common stock, $0.01 par value, outstanding at November 1, 2022.

MOBILEYE GLOBAL INC.

FORM 10-Q

For the quarterly period ended October 1, 2022

In this report, references to “we,” “us,” “our,” our “company,” “Mobileye,” the “Company,” and similar terms refer to Mobileye Global Inc. and, unless the context requires otherwise, its consolidated subsidiaries, except with respect to our historical business, operations, financial performance, and financial condition prior to our initial public offering, where such terms refer to Mobileye Group, which combines the operations of Cyclops Holdings Corporation, Mobileye B.V., GG Acquisition Ltd., Moovit App Global Ltd., and their respective subsidiaries, along with certain Intel employees mainly in research and development.

Part 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOBILEYE GROUP

CONDENSED COMBINED BALANCE SHEETS

(UNAUDITED)

	October 1,	December 25,
U.S. dollars in millions	2022	2021
Assets
Current assets
Cash and cash equivalents	$871	$616
Trade account receivables, net	222	155
Inventories	105	97
Related party loan	901	1,326
Other current assets	63	76
Total current assets	2,162	2,270
Non-current assets
Property and equipment, net	354	304
Intangible assets, net	2,658	3,071
Goodwill	10,895	10,895
Other long-term assets	95	115
Total non-current assets	14,002	14,385
TOTAL ASSETS	$16,164	$16,655
Liabilities and Equity
Current liabilities
Accounts payable and accrued expenses	$160	$160
Employee related accrued expenses	75	102
Related party payable	966	163
Dividend Note with related party	3,520	—
Other current liabilities	59	49
Total current liabilities	4,780	474
Non-current liabilities
Long-term employee benefits	54	94
Deferred tax liabilities	162	181
Other long-term liabilities	8	17
Total non-current liabilities	224	292
TOTAL LIABILITIES	$5,004	$766
Equity
Parent net investment	11,178	15,884
Accumulated other comprehensive income (loss)	(18)	5
TOTAL EQUITY	11,160	15,889
TOTAL LIABILITIES AND EQUITY	$16,164	$16,655

The accompanying notes are an integral part of the unaudited condensed combined financial statements

MOBILEYE GROUP

CONDENSED COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three months ended		Nine months ended
	October 1,	September 25,	October 1,	September 25,
U.S. dollars in millions, except share and per share amounts	2022	2021	2022	2021
Revenue	$450	$326	$1,304	$1,030
Cost of revenue	233	173	682	529
Gross profit	217	153	622	501
Research and development, net	206	132	565	390
Sales and marketing	27	33	91	98
General and administrative	9	8	27	26
Total operating expenses	242	173	683	514
Operating income (loss)	(25)	(20)	(61)	(13)
Interest income with related party	5	—	9	2
Interest expense with related party	(11)	—	(20)	—
Other income (expense), net	1	—	6	—
Income (loss) before income taxes	(30)	(20)	(66)	(11)
Benefit (provision) for income taxes	(15)	(6)	(46)	(11)
Net income (loss)	$(45)	$(26)	$(112)	(22)
Earnings (loss) per share:
Basic and diluted	$(0.06)	$(0.03)	$(0.15)	$(0.03)
Weighted-average number of shares used in computation of earnings (loss) per share (in millions):
Basic and diluted	750	750	750	750
Net income (loss)	(45)	(26)	(112)	(22)
Other comprehensive income (loss), net of tax	6	2	(23)	4
TOTAL COMPREHENSIVE INCOME (LOSS)	$(39)	$(24)	$(135)	$(18)

The accompanying notes are an integral part of the unaudited condensed combined financial statements

MOBILEYE GROUP

CONDENSED COMBINED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

		Accumulated other	Total
	Parent Net	comprehensive	shareholders’
U.S. dollars in millions	Investment	income (loss)	equity
Three Months Ended
Balance as of July 2, 2022	$11,223	$(24)	$11,199
Other comprehensive income (loss), net	—	6	6
Net income (loss)	(45)	—	(45)
Tax sharing agreement with Parent	(9)	—	(9)
Net transfer from (to) Parent	9	—	9
Balance as of October 1, 2022	$11,178	$(18)	$11,160

Balance as of June 26, 2021	$15,845	$2	$15,847
Other comprehensive income (loss), net	—	2	2
Net income (loss)	(26)	—	(26)
Net transfer from (to) Parent	38	—	38
Balance as of September 25, 2021	$15,857	$4	$15,861

Nine Months Ended
Balance as of December 25, 2021	$15,884	$5	$15,889
Other comprehensive income (loss), net	—	(23)	(23)
Net income (loss)	(112)	—	(112)
Equity transaction in connection with the legal purchase of Moovit entities	(900)	—	(900)
Dividend Note with related party	(3,500)	—	(3,500)
Dividend distribution	(336)	—	(336)
Tax sharing agreement with Parent	(16)	—	(16)
Net transfer from (to) Parent	158	—	158
Balance as of October 1, 2022	$11,178	$(18)	$11,160

Balance as of December 26, 2020	$15,842	$—	$15,842
Other comprehensive income (loss), net	—	4	4
Net income (loss)	(22)	—	(22)
Net transfer from (to) Parent	37	—	37
Balance as of September 25, 2021	$15,857	$4	$15,861

The accompanying notes are an integral part of the unaudited condensed combined financial statements

MOBILEYE GROUP

CONDENSED COMBINED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended	Nine months ended
	October 1,	September 25,
U.S. dollars in millions	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(112)	$(22)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	17	12
Share-based compensation	112	73
Amortization of intangible assets	413	368
Exchange rate differences on cash and cash equivalents	6	—
Deferred income taxes	(8)	(24)
Interest on Dividend Note	20	—
Interest with related party, net	20	(2)
Other	(3)	(1)
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts receivables	(67)	(57)
Decrease (increase) in other current assets	28	(4)
Decrease (increase) in inventories	(8)	30
Increase (decrease) in account payables and accrued expenses	22	31
Increase (decrease) in employee-related accrued expenses and long term benefits	(67)	20
Increase (decrease) in other current-liabilities	10	15
Decrease (increase) in other long term assets	15	(1)
Increase (decrease) in long-term liabilities	(3)	—
Net cash provided by operating activities	395	438
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(79)	(98)
Repayments of loan due from related party	734	—
Issuance of loan to related party	(336)	(390)
Net cash provided by (used in) investing activities	319	(488)
CASH FLOWS FROM FINANCING ACTIVITIES
Net transfers from Parent	99	69
Dividend paid	(336)	—
Share-based compensation recharge	(200)	—
Deferred offering costs	(14)	—
Changes in withholding tax related to employee stock plans	—	(2)
Net cash provided by (used in) financing activities	(451)	67
Effect of foreign exchange rate changes on cash and cash equivalents	(6)	—
Increase in cash, cash equivalents and restricted cash	257	17
Balance of cash, cash equivalents and restricted cash, at beginning of year	625	93
Balance of cash, cash equivalents and restricted cash, at end of period	$882	$110
Supplementary non-cash investing and financing activities:
Non cash purchase of property and equipment	9	28
Non-cash share based compensation recharge	9	105
Equity transaction in connection with the legal purchase of Moovit entities	900	—
Dividend Note with related party	3,500	—
Non cash deferred offering costs	1	—
Tax sharing agreement with Parent	16	—
Supplemental cash flow information:
Cash (paid) for income taxes, net of refunds	$(40)	$(35)
Interest received from related party	29	—

The accompanying notes are an integral part of the unaudited condensed combined financial statements

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - GENERAL

Background

Mobileye Group is a leader in the development and deployment of advanced driver assistance systems (“ADAS”) and autonomous driving technologies and solutions. Mobileye Group combines the operations of Cyclops Holdings LLC (“Cyclops”), Mobileye B.V. and its subsidiaries (“Mobileye”) GG Acquisition Ltd. and the Moovit App Global Ltd. and its subsidiaries (“Moovit”) and certain Intel employees mainly in research and development (the “Intel Aligned Groups”) (collectively, unless the context otherwise requires, the “Company”, “we”, and “our”).

Mobileye operates as a component of Intel, which acquired a majority stake in Mobileye in August 2017 (the “Mobileye Acquisition”). The remaining issued and outstanding shares of Mobileye were acquired by Intel during 2018. The Company is building a robust portfolio of end-to-end ADAS and autonomous driving solutions to provide the capabilities required for the future of autonomous driving, leveraging a comprehensive suite of purpose-built software and hardware technologies.

Moovit, a leading urban mobility app and mobility-as-a-service (“MaaS”) solutions provider also operates as a component of Intel upon acquisition of the issued and outstanding equity interests of Moovit in May 2020 (the “Moovit Acquisition”). On May 31, 2022, we legally purchased from Intel 100% of the issued and outstanding equity interests of the Moovit entities. For further detail see Note 6.

In December 2021, Intel announced plans to pursue an initial public offering (“IPO”) of Mobileye Group. In January 2022, Intel incorporated a new legal entity, Mobileye Global Inc., with the intent to contribute the Company to Mobileye Global Inc. and be able to offer newly issued shares of common stock of Mobileye Global Inc. in an IPO.

In October 2022, the initial public offering of Mobileye (the “Mobileye IPO”) was completed. The registration statement related to the Mobileye IPO was declared effective on October 25, 2022, and our Class A common stock began trading on the Nasdaq Global Select Market under the ticker symbol “MBLY” on October 26, 2022.

Prior to the completion of the Mobileye IPO, we were a wholly-owned business of Intel Corporation (“Intel” or the “Parent”). Upon the closing of the Mobileye IPO (after giving effect to the exercise of the underwriters’ over-allotment option), Intel continues to directly or indirectly hold all of the Class B common stock of Mobileye, which represents approximately 99.3% of the voting power of our common stock. Upon completion of the IPO, we completed the legal entity reorganization of our operations comprising the Mobileye Group business so that they are all under the single parent entity, Mobileye Global Inc., and the filing and effectiveness of our amended and restated certificate of incorporation.

Refer to Note 9, Subsequent Events, for details relating to the Company’s IPO and related transactions.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These condensed combined financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed combined financial statements have been prepared on the same basis as the Company’s annual audited combined financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)

The results of operations for the three and nine months ended October 1, 2022 shown in this report are not necessarily indicative of the results to be expected for the full year ending 2022. The condensed combined financial statements should be read in conjunction with the audited combined financial statements for the fiscal year ended December 25, 2021.

The condensed combined financial statements and accompanying notes have been derived from the consolidated financial statements and accounting records of Intel and are presented as if the Company had been operating as a stand-alone company for all periods presented. The assets, liabilities, revenue, and expenses directly attributable to the Company’s operations, including the acquired goodwill and intangible assets, have been reflected in these condensed combined financial statements on a historical cost basis, as included in the consolidated financial statements of Intel.

The Company utilized the Intel Aligned Groups mainly in research and development activities. The associated costs of the Intel Aligned Groups are reflected on a specific attribution basis in the condensed combined statements of operations and comprehensive income (loss). Intel Aligned Groups also participated in various Intel compensation and benefit plans. Portions of those plans’ costs were based on actual headcount and included in these condensed combined financial statements. These costs are not necessarily indicative of costs that would have been incurred had the Company operated on a stand-alone basis.

The condensed combined statements of operations and comprehensive income (loss) also include allocations of general corporate expenses from Intel. These expenses have been allocated to the Company on the basis of direct usage when identifiable or allocated on the basis of headcount. Management of the Company and Parent considered the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of the services provided to or the benefit received by the Company during the periods presented.

Mobileye largely continued to operate as a standalone operation and had not been fully integrated into Intel, with limited use of corporate overhead functions. The allocated costs for the periods presented in the statement of operations and comprehensive income (loss) were not material. The allocations may not be reflective of the expenses that would have incurred had the Company operated as a stand-alone company for the periods presented. These costs also may not be indicative of the expenses that the Company will incur in the future or would have incurred if the Company had obtained these services from a third party. Actual costs that may have been incurred if the Company had operated as a stand-alone company would depend on a number of factors, including the chosen organizational structure, the outsourcing of certain functions, and other strategic decisions.

As Mobileye Group was not historically held by a single legal entity, total parent net investment is shown in lieu of equity in the condensed combined financial statements and represents Intel’s total interest in the recorded net assets of Mobileye Group. All intercompany transactions within the combined businesses of the Company have been eliminated. Transactions between the Company and Intel, arising from arrangements with Intel and other similar related-party transactions, were considered to be effectively settled in the condensed combined financial statements at the time the transactions were recorded, unless otherwise noted. The total net effect of the settlement of these transactions was reflected within parent net investment as a component of equity in the condensed combined balance sheets and within net transfers from Parent as a financing activity in the condensed combined statements of cash flows, unless otherwise noted.

There have been no material changes in our significant accounting policies as described in our combined financial statements for the fiscal year ended December 25, 2021, other than described below regarding deferred offering costs and income tax and regarding earnings per share as described in Note 4. For further detail, see Note 2 in the audited combined financial statements for the fiscal year ended December 25, 2021.

Deferred Offering Costs

Deferred offering costs consisting of legal, accounting and other fees and costs incurred that are directly related to the IPO, are capitalized and recorded on the condensed combined balance sheet. These deferred costs will be reclassified to shareholders’ equity upon the consummation of the IPO, which was completed in October 2022, and recorded against the proceeds received. If the IPO would have been aborted, all the deferred offering costs would have been expensed. The Company capitalized $15 million and $0 million of deferred offering costs within other long-term assets, in the condensed combined balance sheet as of October 1, 2022, and December 25, 2021, respectively. Transaction costs which are not directly related to the IPO, are expensed as incurred within general and administrative expenses. The Company recognized $1 million and $4 million of offering costs as an expense in the three and nine months ended October 1, 2022, respectively.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)

Cash, cash equivalents, and restricted cash

The following is a reconciliation of the cash, cash equivalents and restricted cash as of each period end:

U.S. dollars In millions	October 1, 2022	December 25, 2021
Cash and cash equivalents	$871	$616
Restricted cash (within other long-term assets)	11	9
Cash, cash equivalents and restricted cash	$882	$625

Fair value measurement

The carrying amounts of the related party loan, trade accounts receivable, Dividend Note with related party, accounts payable and investments in short term deposits classified as cash equivalents, approximate their respective fair value because of their generally short maturities.

Short term deposits included in cash and cash equivalents were $770 million and $209 million as of October 1, 2022 and December 25, 2021, respectively.

The Company also has goodwill and acquisition-related in-process research and development assets that are required to be recorded at fair value only if an impairment is recognized in the current period.

Research and development, net

Research and development expenses are expensed as incurred, and consist primarily of personnel, facilities, equipment, and supplies for research and development activities.

The Company occasionally enters into best-efforts nonrefundable, non-recurring engineering (“NRE”) arrangements pursuant to which the Company is reimbursed for a portion of the research and development expenses attributable to specific development programs. The Company does not receive any additional compensation or royalties upon completion of such projects and the potential customer does not commit to purchase the resulting product in the future. The participation reimbursement received by the Company does not depend on whether there are future benefits from the project. All intellectual property generated from these arrangements is exclusively owned by the Company.

Participation in expenses for research and development projects are recognized on the basis of the costs incurred and are netted against research and development expenses in the condensed combined statements of operations and comprehensive income (loss). Research and development reimbursements of $15 million, and $17 million were offset against research and development costs in the three months ended October 1, 2022 and September 25, 2021, respectively; and $40 million and $39 million were offset in the nine months ended October 1, 2022 and September 25, 2021, respectively.

Derivatives and hedging

Beginning in 2021, as part of Intel’s corporate hedging program, Intel is hedging forecast cash flows denominated in Israel Shekels (“ILS”) related to the Company. ILS is the largest operating expense currency of the Company. Intel combines all of its ILS exposures, and as part of Intel’s hedging program enters into hedging contracts to hedge Intel’s combined ILS exposure. Derivative gains and losses attributed to these condensed combined financial statements are recorded under accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)

The notional amount and fair value of derivatives outstanding at Intel on behalf of Mobileye were:

	October 1, 2022	December 25, 2021

	U.S. dollars in millions
Notional amount of derivatives	$192	$230
Fair value of derivatives receivable from (payable to) Intel	$(19)	$5

The change in accumulated other comprehensive income (loss) relating to gains (losses) on derivatives used for hedging was as follows:

	Three Months Ended	Nine Months Ended
	October 1, 2022	October 1, 2022

	U.S. dollars in millions
Other comprehensive income (loss) before reclassifications	$1	$(30)
Amounts reclassified out of accumulated other comprehensive income (loss)	6	6
Tax effects	(1)	1
Other comprehensive income (loss), net	$6	$(23)

Income Tax

The provision for income tax consists of income taxes in the various jurisdictions where the Company is subject to taxation, primarily the United States and Israel. For interim periods, the Company recognizes an income tax benefit (provision) based on the estimated annual effective tax rate, calculated on a worldwide consolidated basis, expected for the entire year. The Company applies this rate to the year-to-date pre-tax income. The overall effective tax rate is influenced by valuation allowances on tax assets for which no benefit can be recognized due to the Company’s recent history of pretax losses sustained. Tax jurisdictions with forecasted pretax losses for the year for which no benefit can be recognized are excluded from the calculation of the worldwide estimated annual effective tax rate, and any associated tax expense for those jurisdiction is recorded separately.

Certain legal entities of Mobileye file tax returns on a consolidated basis with our parent Intel Corporation. We have entered into a tax sharing agreement with Intel Corporation that establishes the amount of cash we will pay to our parent for our share of the tax liability owed on these consolidated filings. The income tax provision included in these combined financial statements has been calculated using the separate return method, as if the Company had filed its own tax returns. This method can limit our ability to benefit losses that may have been used by Intel in the consolidated tax returns. To the extent the tax sharing agreement and the separate return method differ, an adjustment to our net parent investment balance is recorded.

Use of estimates

The preparation of condensed combined financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts and events reported and disclosed in the combined financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions and factors, including the current economic environment, that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

On an on-going basis, management evaluates its estimates, judgments, and assumptions. The most significant estimates and assumptions relate to recognition and useful lives of intangible assets, impairment assessment of intangible assets and goodwill, and income taxes.

Loss contingencies

Management believes that there are no current matters that would have a material effect on the Company’s condensed combined balance sheets, statement of operations or cash flows. Legal fees are expensed as incurred.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, which include short-term deposits, and trade accounts receivable.

The majority of the Company’s cash and cash equivalents are invested in banks domiciled in the U.S., as well as in Israel. Generally, these cash equivalents may be redeemed upon demand. Short term bank deposits, included in cash and cash equivalents, are held in the aforementioned banks. Accordingly, management believes that these bank deposits have minimal credit risk.

The Company’s accounts receivables are derived primarily from sales to Tier 1 suppliers to the automotive manufacturing industry located mainly in the U.S., Europe, and China. Concentration of credit risk with respect to accounts receivables is mitigated by credit limits, ongoing credit evaluation, and account monitoring procedures. Credit is granted based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Trade accounts receivable are typically due from customers within 30 to 60 days. The Company performs ongoing credit evaluations of its customers and has not experienced any material losses in the periods presented. The Company establishes credit losses accounts receivable by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history from such customers, and the customers’ current ability to pay its obligation to the Company. As of October 1, 2022 and December 25, 2021, the credit losses in respect of accounts receivable, which are determined with respect to specific debts that are doubtful of collection and netted against accounts receivable, were not material. The Company writes off accounts receivable when they are deemed uncollectible. For the three and nine months ended October 1, 2022 and September 25, 2021, the charge-offs and recoveries in relation to the credit losses accounts were not material.

Customer concentration risk

The Company’s business, results of operations, and financial condition for the foreseeable future will likely continue to depend on sales to a relatively small number of customers. In the future, these customers may decide not to purchase the Company’s products, may purchase fewer products than in previous years, or may alter their purchasing patterns. Further, the amount of revenue attributable to any single customer or customer concentration generally may fluctuate in any given period. In addition, a decline in the production levels of one or more of the Company’s major customers, particularly with respect to vehicle models for which the Company is a significant supplier, could reduce revenue. The loss of one or more key customers, a reduction in sales to any key customer or the Company’s inability to attract new significant customers could negatively impact revenue and adversely affect the Company’s business, results of operations, and financial condition. See Note 8 related to customers that accounted for more than 10% of the Company’s total revenue and accounts receivable for each of the periods presented in these condensed combined financial statements.

Dependence on a single supplier risk

The Company purchases all its System on Chip (“EyeQ® SoC”) from a single supplier. Any issues that occur and persist in connection with the manufacture, delivery, quality, or cost of the assembly and testing of inventory could have a material adverse effect on the Company’s business, results of operations and financial condition. See below regarding a shortage in EyeQ® SoC that the Company has been experiencing during 2021 and through the nine months ended October 1, 2022.

COVID-19

The COVID-19 pandemic has adversely affected significant portions of the Company’s business and could have a continued adverse effect on the Company’s business, results of operations, and financial condition. There is a significant constraint in the global supply of semiconductors. The COVID-19 pandemic led to an increase in the demand for consumer electronics and global semiconductor manufacturers allocated significant capacity to meet such demand. As global automakers resumed production in 2020 following shutdowns resulting from the COVID-19 pandemic, semiconductor supply became further strained, and these factors, combined with the long lead times associated with the Company, have contributed to a shortage of semiconductors.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)

During the fiscal year ended December 25, 2021, and through nine months ended October 1, 2022, the Company’s sole supplier was not able to meet demand of the Company for the EyeQ® SoC, causing a significant reduction in the Company’s inventory levels. We expect to continue to experience a shortfall of EyeQ® SoC which has already caused certain delays and may continue to cause further delays in our ability to fulfil customers’ orders. Since the EyeQ® SoC is the core of the ADAS and AV products, continued shortages in the supply of sufficient EyeQ® SoC to meet production needs may impair the Company’s ability to meet its customers’ requirements in a timely manner and may adversely affect the Company’s business, results of operations and financial condition. Moreover, to the extent that the global semiconductor shortage results in reduced production or production delays by automakers, those delays could result in reduced or delayed demand for the Company products. In addition, issues relating to the COVID-19 pandemic have led to port congestion and intermittent supplier shutdowns and delays in the delivery of critical components, resulting in additional expenses to expedite delivery of critical parts. Sustaining the Company’s production trajectory will require the readiness and solvency of its suppliers and vendors, a stable and motivated production workforce and ongoing government cooperation, including for travel and visa allowances, which many governments have restricted in connection with efforts to address the COVID-19 pandemic. Although we cannot fully predict the length and the severity of the impact these pressures will have on a long-term basis, we do not anticipate that our current supply chain constraints would materially adversely affect our results of operations, capital resources, sales, profits, and liquidity.

New Accounting pronouncements:

Recently Adopted Accounting Pronouncements

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities About Government Assistance, which requires entities to provide disclosures on material government assistance transactions for annual reporting periods. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s condensed combined financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. The new standard which can be applied prospectively or retrospectively, was adopted by the Company, and only impacts annual financial statement footnote disclosures. The impact of adoption of this standard is immaterial.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides practical expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. ASU No. 2020-04 is effective and can be applied prospectively through December 31, 2022. The Company has completed its evaluation of significant contracts. The Company has adopted the ASU in these unaudited condensed combined financial statements. There was no material impact on these unaudited condensed combined financial statements. For further information, see Note 6 regarding related party transactions.

NOTE 3 - OTHER FINANCIAL STATEMENT DETAILS

Inventories:

	October 1,	December 25,
	2022	2021

	U.S. dollars in millions
Raw materials	$39	$24
Work in process	1	—
Finished goods	65	73
	$105	$97

Inventory write-downs and write-offs were not material for the periods presented in these condensed combined financial statements.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)

Property and equipment, net:

	October 1,	December 25,
	2022	2021

	U.S. dollars in millions
Computers, electronic equipment and software	$110	$85
Vehicles	11	11
Office furniture and equipment	4	2
Leasehold improvements	20	15
Construction on process	284	249
Total property, plant and equipment, gross	429	362
Less: accumulated depreciation	(75)	(58)
Total property, plant and equipment, net	$354	$304

Depreciation expenses totaled $7 million and $5 million for the three months ended October 1, 2022 and September 25, 2021, respectively; and $17 million and $12 million for the nine months ended October 1, 2022 and September 25, 2021, respectively.

NOTE 4 - EQUITY

A.Stock-based compensation plans

The Company’s equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees. The Company’s employees participate in Intel’s equity incentive plan. All references to share and per share data in the tables below refer to Intel’s common stock.

Options

Outstanding and exercisable options for Intel’s common stock under Intel’s plan as of October 1, 2022 were as follows:

	Outstanding			Exercisable
		Weighted average
	Number of	remaining	Weighted average	Number of	Weighted average
Exercise price	options	contractual life	exercise price	options	exercise price
(U.S. dollars)	In thousands	In years	U.S. dollars	In thousands	U.S. dollars
$ 4.01 - 21.59	69	3	7.8	32	6.5
$ 22.41 - 26.89	2,143	0.9	26.8	2,140	26.8
$55.17	68	6.5	55.2	45	55.2
Total	2,280	1.1	27.1	2,217	27.1

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)

The option activity for the nine months ended October 1, 2022 for options granted to the Company’s employees for Intel’s common stock was as follows:

			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregated
	Number	exercise price	Life	intrinsic value(1)
	In thousands	U.S. dollars	In Years	U.S. dollars in millions
Options outstanding at December 25, 2021	3,578	$29.2	1.5	$79
Granted	—	—
Exercised	(1,298)	$32.9
Forfeited	—	—
Options outstanding at October 1, 2022	2,280	$27.1	1.1	$1
Options exercisable as of October 1, 2022	2,217	$27.1	1	$1

The option activity for the three months ended October 1, 2022 for options granted to the Company’s employees for Intel’s common stock was as follows:

			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregated
	Number	exercise price	Life	intrinsic value(1)
	In thousands	U.S. dollars	In Years	U.S. dollars in millions
Options outstanding at July 2, 2022	2,290	$27.1	1.4	$21
Granted	—	$—
Exercised	(10)	$24.1
Forfeited	—	$—
Options outstanding at October 1, 2022	2,280	$27.1	1.1	$1
Options exercisable at October 1, 2022	2,217	$27.1	1	$1

(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of the Intel’s ordinary share. On October 1, 2022 and December 25, 2021, Intel’s ordinary share prices were $25.77, and $51.31, respectively. This represents the potential pre-tax amount receivable by the option holders had all option holders exercised their options as of such date.
(2)The remaining options expected to vest as of October 1, 2022 are 63 thousand options with an average weighted exercise price of $26.49.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)

RSUs

The RSU activity for the nine months ended October 1, 2022 for RSUs granted to Company’s employees for Intel’s common stock was as follows:

		Weighted average
	Number	grant fair value
	In thousands	U.S. dollars
Outstanding at December 25, 2021	5,278	46.49
Granted	3,752	43.65
Vested	(620)	49.58
Forfeited	(350)	48.53
Outstanding at October 1, 2022	8,060	44.84

The RSU activity for the three months ended October 1, 2022 for RSUs granted to Company’s employees for Intel’s common stock was as follows:

		Weighted average
	Number	grant fair value
	In thousands	U.S. dollars
Outstanding at July 2, 2022	7,967	45.34
Granted	294	33.33
Vested	(127)	49.22
Forfeited	(74)	45.02
Outstanding at October 1, 2022	8,060	44.84

Share-based compensation expense summary

Share-based compensation expenses included in the condensed combined statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2022	September 25, 2021	October 1, 2022	September 25, 2021

	U.S. dollars in millions
Cost of revenue	$—	$—	$—	$—
Research and development, net	32	20	101	57
Sales and marketing	1	1	3	3
General and administrative	3	3	8	13
Total share-based compensation	$36	$24	$112	$73

A.Dividends

On May 12, 2022, Mobileye Group declared and paid a dividend in an aggregate amount of $336 million to Intel, net of $14 million of cash paid to tax authorities to settle related tax obligations.

B.Earnings Per Share

Before the Mobileye IPO, Intel held directly or indirectly the 100 shares of common stock of Mobileye Global Inc. with a par value of $0.01 per share, that were issued and outstanding. Immediately prior to the IPO, those 100 shares of common stock held by Intel were reclassified into 100 shares of Class B common stock with a par value of $0.01 per share. Concurrently, we issued to Intel an additional 749,999,900 shares of our Class B common stock pursuant to an agreement with Intel. Accordingly, as of the completion of the IPO, we have 750,000,000 Class B shares, all held by Intel. This share amount is being utilized for the calculation of basic and diluted earnings

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)

per share for all periods presented. Basic and diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period.

In connection with the IPO, we issued 41,000,000 shares of our Class A common stock to the public at a public offering price of $21.00 per share and an additional 4,761,905 Class A shares at a private placement. The IPO closed on October 28, 2022. On November 1, 2022, we closed the sale of an additional 6,150,000 shares pursuant to the exercise of the underwriters’ option. In accordance with ASC 260, the Class A shares issued in connection with the IPO will be included in earnings per share calculations for periods subsequent to the closing of the IPO and are not included in the earning per share calculations for periods prior to the closing of the IPO.

In October 2022, our board of directors approved the issuance of restricted stock units in connection with the IPO. These restricted stock units were not included in the computation of diluted earnings per share for the three and nine months ended October 1, 2022.

The following table summarizes the calculation of basic net income (loss) per share for the periods presented:

	Three Months Ended		Nine Months Ended
	October 1	September 25,	October 1	September 25,
	2022	2021	2022	2021

	in millions, except per share amounts
Numerator:
Net income (loss)	(45)	(26)	(112)	(22)
Denominator:
Weighted average common shares - basic and diluted	750	750	750	750
Net income (loss) per share:
Basic and diluted	$(0.06)	$(0.03)	$(0.15)	$(0.03)

NOTE 5 - INCOME TAXES

The Company’s quarterly benefit (provision) for income taxes and the estimates of its annual effective tax rate, are subject to fluctuation due to several factors, principally including variability in overall pre-tax income and the mix of paying for certain components to which such income relates.

The income tax provision included in these condensed combined financial statements has been calculated using the separate return method, as if the Company had filed its own tax returns. This method can limit the Company’s ability to benefit from losses that may have been used by Intel in its consolidated tax returns. The Company has entered into a tax sharing agreement with Intel, which establishes the amount of cash payable to Intel for our share of the tax liability owed on a consolidated tax filing basis with Intel. To the extent the tax sharing agreement and the separate return method differ, and the liability to Intel is higher or lower than the amount that would have been payable if the Company had filed its own tax returns, an adjustment to the net parent investment balance is recorded within equity. The adjustment to the net parent investment for the nine months ended October 1, 2022 was an aggregate decrease in net parent investment of $16 million because amounts payable under the tax sharing agreement in respect of the nine-month period exceeded amounts calculated under the separate return method.

The tax expense for the nine months ended October 1, 2022, was unfavorably impacted by an accrued withholding tax expense and valuation allowances for certain jurisdictions. A withholding tax expense of $14 million related to a dividend distribution between entities within the Mobileye Group (see Note 4 regarding a dividend distribution to Intel) was recorded in the nine months ended October 1, 2022. As the Company has jurisdictions that have sustained recent losses based on the separate return method, a valuation allowance is required for deferred tax assets for which no benefit can be currently realized. The Company also estimates cash taxes for these jurisdictions this year due to unfavorable timing adjustments based upon tax law.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 - RELATED PARTIES TRANSACTIONS

The Company has entered into a series of related party arrangements with Intel. The arrangements were as follows:

Loan arrangements

The Company entered into a series of bilateral lending/borrowing arrangements with Intel. The purposes of the facilities are to enable bilateral cash movements between the parties. The arrangements are denominated in U.S dollars.

In 2017, Intel along with the Company, entered into a bilateral lending/borrowing arrangement (“Arrangement 1”) to make available to either party up to an aggregate principal amount of $1.5 billion. Arrangement 1 has a mechanism of automatic renewal for additional periods of one year. In 2021, Arrangement 1 was amended to increase the capacity from $1.5 billion to $1.8 billion, and was automatically renewed to December 2022.

In 2017, Intel along with the Company, entered into a bilateral lending/borrowing arrangement (“Arrangement 2”) to make cash available to either party up to an aggregate principal amount of $750 million. Arrangement 2 has a mechanism for automatic renewal for additional periods of one year each. In March 2022, Arrangement 2 was amended to increase the aggregate principal amount from $750 million to $1.0 billion and the maturity date was extended to March 2023.

In 2021, the Company and Intel entered into a bilateral lending/borrowing arrangement (“Arrangement 3” and together with Arrangement 1 and Arrangement 2, the “Bilateral Loan Arrangements”) to make cash available to either party up to an aggregate principal amount of $100 million. Arrangement 3 has a maturity date of July 2022 with a mechanism of automatic renewal for additional periods of one year. In March 2022, Arrangement 3 was amended to increase the aggregate principal amount available to draw from $100 million to $500 million. The interest rate is based on an applicable margin of 0.0% with an option for Intel to elect to increase or decrease the applicable margin on or after the first day of the 2022 fiscal year. If the election to increase the applicable margin is applied, the spread adjustment would be reflective of the difference between three-month LIBOR and the term Secured Overnight Financing Rate (“SOFR”).

In March 2022, due to reference rate reform, Arrangement 1 and Arrangement 2 were amended to change the interest rate from LIBOR based to SOFR based. The modification was accounted for as if it is not substantial in accordance with the expedient for ASC 470 and an updated effective interest rate was calculated to reflect the change in terms. There was no gain or loss recognized for the nine months ended October 1, 2022.

The total outstanding balance under the Bilateral Loan Arrangements was approximately $901 million and $1.3 billion as of October 1, 2022 and December 25, 2021 respectively, and is reflected in current assets as a related party loan based on the maturity date as of each balance sheet period (accumulated interest is presented within other current assets). Interest income recognized by the Company totaled $5 million, and $0.6 million for the three months ended October 1, 2022 and September 25, 2021, respectively; and $9 million and $2 million for the nine months ended October 1, 2022 and September 25, 2021, respectively.

Stock Compensation Recharge Agreement

The Company entered into a stock compensation recharge agreement with Intel, which requires the Company to reimburse Intel for certain amounts relating to the value of share-based compensation provided to the Company’s employees for RSUs or stock options exercisable in Intel stock. The liability associated with the stock compensation recharge agreement that is reflected on the condensed combined balance sheets, under related party payable was approximately $14 million and $162 million as of October 1, 2022 and December 25, 2021, respectively. As for the inclusion of the Company’s employees in Intel’s equity incentive plan, see Note 4.

Hedging services

Intel centrally hedges its exposure to changes in foreign exchange rates. At the beginning of 2021, the Company entered into a hedging services agreement with Intel, pursuant to which the Company is entitled to a certain allocation of the gains and obligated to a

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)

certain allocation of the losses arising from the execution of the hedging contracts. For further information, see Note 2, Derivatives and hedging.

Development Services and Lease

Intel entered into agreements with the Company to provide certain development services, including research, technical work on technology, products and solutions, construction and ancillary administrative services and use of space in Intel’s building in Israel. The Company paid for these services on a quarterly basis. These costs are included in the condensed combined statements of operations and comprehensive income (loss) primarily on a specific and direct attribution basis.

Other services to a related party

The Company reimbursed its Chief Executive Officer for reasonable travel related expenses incurred while conducting business on behalf of the Company. Travel expenses totaled $0.8 million and $0.6 million for nine months ended October 1, 2022 and September 25, 2021, respectively.

Dividend Note

On April 21, 2022, Intel and Mobileye Group signed a loan agreement whereby Mobileye Group agreed to issue a promissory note to Intel in an aggregate principal amount of $3.5 billion (the “Dividend Note”). The Dividend Note is scheduled to mature on April 21, 2025 and accrues interest at a rate equal to 1.26% per annum, such interest to accrue quarterly. Prior to June 30, 2024, such interest will be paid by being automatically added to the outstanding principal amount of the loan and will thereafter be payable quarterly in cash in arrears and shall also be payable upon any prepayment, whether in whole or in part, to the extent accrued on the amount being prepaid and upon maturity. Under the Dividend Note, Mobileye Group has the right, at its option, on any business day, to prepay the loan, including principal and any accrued interest thereon, in whole or in part without premium or penalty. As of October 1, 2022, accrued interest expense was $20 million. The aggregate principal amount plus related accrued interest is presented as Dividend Note with related party. Refer to Note 9 for the settlement of the Dividend Note.

Equity transaction in connection with the legal purchase of Moovit entities

On May 31, 2022, we entered into an agreement with Intel pursuant to which we legally purchased from Intel 100% of the issued and outstanding equity interests of the Moovit entities for an aggregate amount of $900 million that is payable in cash to Intel and presented within related party payable. Moovit’s operations are already reflected as part of the Mobileye Group in these condensed combined financial statements as further detailed in Note 1 and therefore the transaction is treated within equity.

NOTE 7 - IDENTIFIED INTANGIBLE ASSETS

	October 1, 2022			December 25, 2021

	U.S. dollars in millions
		Accumulated			Accumulated
	Gross Assets	Amortization	Net	Gross Assets	Amortization	Net
Developed technology	$3,973	$1,756	$2,217	$3,991	$1,419	$2,572
Customer relationships & brands	786	345	441	831	332	499
Total	$4,759	$2,101	$2,658	$4,822	$1,751	$3,071

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the amortization expenses recorded for these identified intangible assets and their weighted average useful lives:

	Three Months Ended		Nine Months Ended
					Weighted
	October 1,	September 25,	October 1,	September 25,	Average
	2022	2021	2022	2021	Useful Life

	U.S. Dollars in millions
Developed technology	$115	$100	$355	$300	10
Customer relationships & brands	16	23	58	68	12
Total amortization expenses	$131	$123	$413	$368

The Company expects future amortization expenses for the next five years and thereafter to be as follows:

	Remainder of
	2022	2023	2024	2025	2026	Thereafter	Total

	U.S. dollars in millions
Future Amortization Expenses	$131	$474	$445	$443	$332	$833	$2,658

NOTE 8 - SEGMENT INFORMATION

An operating segment is defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the Chief Operating Decision Maker (“CODM”), or decision- making group, to evaluate performance and make operating decisions. The Company has identified its CODM as the Chief Executive Officer (“CEO”).

The Company’s organizational structure and management reporting supports two operating segments: Mobileye and Moovit. The CODM evaluates performance, makes operating decisions and allocates resources based on the financial data of these operating segments. Operating segments do not record inter-segment revenue.

Mobileye is the Company’s only reportable operating segment and Moovit is presented within “Other” as per ASC 280, Segment Reporting. Segment performance is the operating income reported excluding the amortization of acquisition-related intangible assets and IPO related expense. The measure of assets has not been disclosed for each segment as it is not regularly reviewed by the CODM.

The accounting policies of the individual segments are the same as those described in the summary of significant accounting policies in Note 2 to the audited combined financial statements for the fiscal year ended December 25, 2021.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)

The following are segment results for each period as follows:

	Three Months Ended October 1, 2022
			Amounts not
			allocated to
	Mobileye	Other	segments	Combined

	U.S. dollars in millions
Revenues	$443	$7	$—	$450
Cost of revenues	117	1	115	233
Research and development, net	196	10	—	206
Sales and Marketing	8	3	16	27
General and administrative	5	3	1	9
Segment performance	$117	$(10)	$(132)	$(25)
Interest (expense) with a related party				(6)
Other income				1
Loss before taxes on income				(30)
Share-based compensation	32	4	—	36
Depreciation of property and equipment	7	—	—	7

	Three Months Ended September 25, 2021
			Amounts not
			allocated to
	Mobileye	Other	segments	Combined

	U.S. dollars in millions
Revenues	$321	$5	$—	$326
Cost of revenues	72	1	100	173
Research and development, net	122	10	—	132
Sales and Marketing	7	3	23	33
General and administrative	5	3	—	8
Segment performance	$115	$(12)	$(123)	$(20)
Interest income with a related party				—
Other expense				—
Loss before taxes on income				(20)
Share-based compensation	20	4	—	24
Depreciation of property and equipment	5	—	—	5

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended October 1, 2022
			Amounts not
			allocated to
	Mobileye	Other	segments	Combined

	U.S. dollars in millions
Revenues	$1,286	$18	$—	$1,304
Cost of revenues	324	3	355	682
Research and development, net	534	31	—	565
Sales and Marketing	24	9	58	91
General and administrative	14	9	4	27
Segment performance	$390	$(34)	$(417)	$(61)
Interest (expenses) with a related party				(11)
Other income				6
Loss before taxes on income				(66)
Share-based compensation	101	11	—	112
Depreciation of property and equipment	17	—	—	17

	Nine Months Ended September 25, 2021
			Amounts not
			allocated to
	Mobileye	Other	segments	Combined

	U.S. dollars in millions
Revenues	$1,015	$15	$—	$1,030
Cost of revenues	226	3	300	529
Research and development, net	361	29	—	390
Sales and Marketing	19	11	68	98
General and administrative	17	9	—	26
Segment performance	$392	$(37)	$(368)	$(13)
Interest income with a related party				2
Other expense				—
Loss before taxes on income				(11)
Share-based compensation	63	10	—	73
Depreciation of property and equipment	12	—	—	12

Total revenues based on the country that the product was shipped to were as follows:

	Three Months Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2022	2021	2022	2021

	U.S. dollars in millions		U.S. dollars in millions
USA	$113	$94	$342	$276
China	126	61	360	180
Germany	72	54	174	190
United Kingdom	52	36	165	150
South Korea	31	28	86	83
Poland	14	6	58	14
Hungary	25	21	62	59
Singapore	4	14	19	37
Rest of World	13	12	38	41
Total	$450	$326	$1,304	$1,030

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)

The Company generates the majority of its revenue from the sale of the EyeQ® SoCs to OEM customers through Tier 1 suppliers. Revenue generated by other product types was deemed to be not material.

Major Customers

Revenue from major customers that amount to 10% or more of total revenue:

	Three Months Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2022	2021	2022	2021

	U.S. dollars in millions		U.S. dollars in millions
Percent of total revenues
Customer A	31%	32%	39%	34%
Customer B	19%	18%	17%	20%
Customer C	16%	18%	15%	17%

Accounts receivable balances of major customers that amount to 10% or more of total accounts receivable balance:

	October 1, 2022	December 25, 2021
Percent of total accounts receivables balance
Customer A	41%	32%
Customer B	11%	30%
Customer C	24%	16%

NOTE 9 - SUBSEQUENT EVENTS

The condensed combined financial statements of the Company are derived from the consolidated financial statements of Intel, which were previously issued for the three and nine months ended October 1, 2022 on October 28, 2022. Accordingly, the Company has evaluated transactions or other events for consideration as recognized subsequent events in these condensed combined financial statements through October 28, 2022. Additionally, the Company has evaluated transactions and other events that occurred through December 7, 2022, the date these condensed combined financial statements were available to be issued, for purposes of disclosure of unrecognized subsequent events.

Initial Public Offering

On October 28, 2022, upon completion of Mobileye IPO, we issued 41,000,000 shares of our Class A common stock, at $21.00 per share, before underwriting discounts and commissions. On November 1, 2022, the underwriters exercised their option to purchase an additional 6,150,000 shares.

The offer and sale was pursuant to the registration statement on Form S-1 (File No. 333-267685), as amended, which was declared effective by the SEC on October 25, 2022. Mobileye’s Class A common stock began trading on the Nasdaq Global Select Market on October 26, 2022 under the ticker symbol “MBLY”.

Concurrently with the closing of the Mobileye IPO, we issued an additional 4,761,905 shares of our Class A common stock to General Atlantic (ME), L.P., a Delaware limited partnership, at $21.00 per share, pursuant to a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, for gross proceeds of $100 million (the “Concurrent Private Placement”).

In connection with the IPO, we have entered into certain agreements with Intel, including the Master Transaction Agreement, which provides that immediately after completion of the IPO, Intel agrees to ensure that we will have $1.0 billion in cash, cash equivalents, or marketable securities.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)

The Mobileye IPO generated proceeds to the Company of approximately $1.0 billion, including the proceeds from the underwriters exercise of their option and the Concurrent Private Placement, net of underwriting discounts and commissions. In November 2022, we used approximately $0.9 billion out of the net proceeds to repay a portion of the indebtedness under the Dividend Note and Intel has contributed to Mobileye the remaining portion of the Dividend Note such that no amounts under the Dividend Note remain owed by us to Intel. The portion of the net proceeds used to repay part of the Dividend note was such that we retain the $1.0 billion cash, cash equivalents, or marketable securities as stipulated by the Master Transaction Agreement.

Equity Incentive Plan

In October 2022, our board of directors approved issuance of restricted stock units to be issued under our equity incentive plan in an aggregate value of $264.5 million issuable upon the vesting of such restricted stock units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our combined financial statements and related notes included elsewhere in this report. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” included elsewhere in this report for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Our historical financial data has been derived from the consolidated financial statements and accounting records of Intel Corporation (“Intel”) using the historical results of operations and the historical basis of assets and liabilities. The financial data herein includes costs of our business, which may not, however, reflect the expenses we would have incurred as a stand-alone company for the periods presented.

Company Overview

Mobileye is a leader in the development and deployment of advanced driver assistance systems (“ADAS”) and autonomous driving technologies and solutions. We pioneered ADAS technology more than 20 years ago and have continuously expanded the scope of our ADAS offerings, while leading the evolution to autonomous driving solutions.

Our portfolio of solutions is built upon a comprehensive suite of purpose-built software and hardware technologies designed to provide the capabilities needed to make the future of ADAS and autonomous driving a reality. These technologies can be harnessed to deliver mission-critical capabilities at the edge and in the cloud, advancing the safety of road users, and revolutionizing the driving experience and the movement of people and goods globally.

As of October 1, 2022, our solutions had been installed in approximately 800 vehicle models (including local country, year, and other vehicle model variations), and our System-on-Chips (“SoCs”) had been deployed in over 125 million vehicles. We are actively working with more than 50 Original Equipment Manufacturers (“OEMs”) worldwide on the implementation of our ADAS solutions, and we announced over 40 new design wins in 2021 alone. In the nine months ended October 1, 2022, we shipped approximately 24.0 million of our SoCs. This represents an increase from the approximately 21.2 million of our SoCs that we shipped in the first nine months of 2021. We estimate, based on our existing design wins through October 1, 2022, that our ADAS solutions will be deployed in more than an additional 270 million vehicles by 2030, including approximately 54 million vehicles based on our 2022 design wins through October 1, 2022 and approximately 50 million vehicles based on our 2021 design wins. These estimates are based on projections of future production volumes that were provided by the OEMs at the time of sourcing our design wins with them for the models related to those design wins. These estimates may deviate from actual production volumes (which may be higher or lower than the estimates) and do not include design wins after October 1, 2022. We currently ship a variety of ADAS solutions to 13 of the 15 largest automakers in the world in addition to many smaller OEMs, and we are recognized for our top-rated safety solutions globally. For example, 66% of Euro New Car Assessment Programs (“NCAP”) 5-star rated vehicle models for 2018-2021 are equipped with our solutions.

In January 2022, we announced a design win of our consumer Autonomous Vehicle (“AV”) system, Mobileye Chauffeur™, with ZEEKR, Geely Group’s premium electric vehicle brand. Mobileye Chauffeur™ is expected to be capable of “eyes-off/hands-free” driving with a human driver still in the driver’s seat, in a gradually expanding operational driving domain, and is expected to use surrounding imaging radars and front-facing lidar, but may require driver intervention in certain situations. We believe that this is an early sign of broad interest in consumer-level eyes-off/hands-free driving. Building upon Mobileye Chauffeur™, we are developing Mobileye Drive™, our Level 4 self-driving system targeted for fleet-owned Autonomous Mobility as a Service (“AMaaS”) and goods delivery networks. Mobileye Drive™ will encompass our core autonomous driving technologies and will deliver the driving functions without the need for any in-vehicle human intervention by adding teleoperability and by minimizing cases where human input would be required. We are working to deploy Mobileye Drive™ through various business-to-business and business-to-consumer channels through the formation of collaborations with potential partners around the world.

We were founded in Israel in 1999. Our co-founder, Professor Amnon Shashua, is our President and Chief Executive Officer. Prior to being acquired by Intel for $15.3 billion in 2017, we completed an initial public offering in 2014 and traded under the symbol “MBLY” on the New York Stock Exchange.

Reorganization and Initial Public Offering

In October 2022, Intel completed the internal reorganization and design of our new public entity (the “Reorganization”) for purposes of the Mobileye IPO. The registration statement related to the Mobileye IPO was declared effective on October 25, 2022, and our Class A common stock began trading on The Nasdaq Global Select Market under the ticker symbol “MBLY” on October 26, 2022. Prior to the completion of the Mobileye IPO, we were a wholly-owned business of Intel. On November 1, 2022, the underwriters of the Mobileye IPO exercised the over-allotment option granted to them in full. Upon the closing of the Mobileye IPO (after giving effect to the exercise of the over-allotment option), Intel continues to directly or indirectly hold all of the Class B common stock of Mobileye, which represents approximately 99.3% of the voting power of our common stock.

For further information and descriptions of the transactions in the Reorganization related to the Mobileye IPO, see “Certain Relationships and Related Party Transactions” and “Unaudited Pro Forma Condensed Combined Financial Information” included in Mobileye’s final prospectus dated as of October 25, 2022, filed pursuant to Rule 424(b)(4) under the Act relating to Mobileye’s Registration Statement on Form S-1 (the “Prospectus”).

Our Business Model

We currently derive substantially all of our revenue from our commercially deployed ADAS solutions. In the future, propelled by our next generation AV-on-Chip SoC, which we call EyeQ Ultra™, our surround computer vision Mobileye SuperVision™ solution and our True Redundancy™ architecture, we believe that we will be positioned to deliver an autonomous driving solution that can enable the mass adoption of AV.

We generate the majority of our revenue from the sale of our EyeQ® SoCs to OEMs through sales to Tier 1 automotive suppliers. We typically sell our products with volume-based pricing and recognize the revenue and costs associated with our products upon shipment.

We invest significant time and other resources early in the process of new program sourcing as part of our relationship with an OEM. We typically have visibility into the number of models that are expected to include our products at least two to three years in advance based on OEM information provided during the sourcing and nomination process, although there is no contractual commitment by the OEM to purchase particular volumes, and programs are subject to changes with respect to timing and volumes. The revenue that we may recognize in any given year is attributable to program design wins in previous years.

We partner with STMicroelectronics, a leading supplier and innovator of semiconductor devices for automotive applications, in manufacturing, design, and research and development. We have co-developed our family of EyeQ® SoCs with STMicroelectronics. We have also established a relationship with Quanta Computer to develop and assemble our ECUs, including the design for our Mobileye SuperVision™, which includes our EyeQ®5 SoCs manufactured by STMicroelectronics.

Our close partnership with Intel exists on multiple fronts. With Intel, we have access to unique and differentiating technologies such as proprietary silicon photonics fabrication technologies, which we may leverage for the early development of our FMCW lidar, which has the potential to replace alternative third-party lidar sensors to further enhance the performance of our sensor suite. We may also license certain technologies from Intel that support design and development of our software-defined radar, including Intel’s mmWave technologies. Additionally, we intend to explore a collaboration with Intel on a technology platform to integrate our EyeQ® SoC with Intel’s market leading central compute capability, with plans to utilize Intel Foundry Services’ advanced packaging capabilities. This potential platform is intended to enable functions essential to safety, entertainment, and cloud connectivity. Intel’s strength in government affairs and policy development around the world will continue to be of significant value to us as we collaborate with regulators who are preparing frameworks to enable commercial deployment of AVs.

Key Factors Affecting Our Performance

We believe there are several important factors that have affected and that we expect to continue to affect our results of operations:

Global demand for automotive vehicles. Our business performance is related to global automotive sales and automotive vehicle production by our OEM customers. Economic conditions in North America, Europe and Asia can have a large impact on the production volume of new vehicles, and, accordingly, have an impact on our revenue. Our OEM customers’ production can vary from period to period due to global demand, market conditions and competitive conditions, as well as other factors, including the effects of the COVID-19 pandemic. While the automotive industry is showing recovery from the COVID-19 pandemic, with approximately 3% growth in global vehicle production year over year in 2021, production in 2021 was still approximately 13% below the 2019 level. Moreover, automakers continue to face supply chain shortages, and we expect that global vehicle production will not fully recover to pre-COVID-19 pandemic levels from the impact of supply chain constraints in 2022 and 2023. Furthermore, current uncertain economic conditions and inflation may contribute to a reduction in consumer demand, which may reduce vehicle production over at least the next several quarters. In addition, in prior periods, certain Tier 1 customers increased their orders for components and parts, including our solutions, to counteract the impact of supply chain shortages for auto parts, and we expect these Tier 1 customers will utilize accrued inventory on hand before placing new orders to meet the demand of OEMs in current or future periods. As a result, some demand for our solutions and the corresponding revenue from these customers were shifted to earlier time periods than otherwise would have occurred absent a general supply chain shortage and inflationary environment. We cannot predict when the impact of these factors on global vehicle production will substantially diminish. However, ADAS volumes have grown faster in recent years than the overall automotive market as ADAS penetration rates have increased, and we believe that we will continue to benefit from that trend. Our revenue of $1.3 billion in the nine months ended October 1, 2022 was up 27% year-over-year, outperforming the increase of global automotive production. However, we believe that the expected continued constraint on global automotive production resulting from supply chain shortages and the effects of economic uncertainty will limit our ability to increase our revenue. We expect to continue to capitalize on our strong and collaborative relationships with OEMs and Tier 1s to expand our presence in key markets and capture the long-term growth opportunities in those markets.

Design wins with new and existing customers. Global OEMs are continuously looking for innovative ways to improve the customer appeal and safety of their vehicles. Additional program design wins for production programs are important to our future revenue growth. However, the revenue generated by each design win and the time necessary to achieve a design win can vary significantly. To achieve program design wins, we must maintain our technological leadership and continue to deliver differentiated solutions versus our competition through investment in research and development. Together with Tier 1 automotive suppliers, we work closely with OEMs to understand their solution requirements and have built close long-term relationships with them extending across multiple generations of EyeQ® products, though there is no guarantee that our customers will purchase our solutions in any certain quantity or at any certain price even after we achieve design wins. As of October 1, 2022 our solutions had been installed in approximately 800 vehicle models (including local country, year, and other vehicle model variations), and our SoCs had been deployed in over 125 million vehicles. We are actively working with more than 50 OEMs worldwide on the implementation of our ADAS solutions, and we announced over 40 new design wins in 2021. In the nine months ended October 1, 2022, we shipped approximately 24.0 million of our SoCs. This represents an increase from the approximately 21.2 million of our SoCs that we shipped in the nine months ended September 25, 2021. We estimate, based on our existing design wins through October 1, 2022, that our ADAS solutions will be deployed in more than an additional 270 million vehicles by 2030, including approximately 54 million vehicles based on our of 2022 design wins through October 1, 2022 and 50 million vehicles based on our 2021 design wins.

Investment in technology leadership and product development. We believe our ability to continue to develop and design highly advanced and cost-efficient ADAS and AV solutions will position us to extend our technology leadership and encourage greater adoption of our solutions by enabling greater levels of autonomy. We also believe that our roadmap for future generations of EyeQ® SoCs and advanced systems will ultimately power autonomous driving solutions. The EyeQ® family design further enables scalable ECU architectures, supporting a variety of ADAS solution architectures, and our announced EyeQ Ultra™ AV-on-Chip is designed to host the full workload of autonomous driving, while meeting stringent cost and power efficiency requirements. We expect that our development of software-defined radar will provide a significant cost advantage by eliminating the need for multiple high-cost lidars around the vehicle and require only a single front-facing lidar, significantly lowering the overall cost of the required sensors compared to solutions that use lidar centric or lidar-only systems. Together with Intel, we also are currently in the early stages of development of FMCW lidar, which has the potential to replace alternative third-party lidar to further enhance the performance of our sensor suite. We believe the ability of our foundational technology to provide a low-cost scale solution with low power-consumption, both from an on-board technology and sensor suite perspective, will be critical to enabling the mass adoption of autonomous driving solutions. While our significant investments in these technologies may not result in revenue in the near term, we believe these investments will position us for revenue growth over time.

Regulation for ADAS and autonomous driving solutions. Demand for our solutions is influenced by the impact of regulation and the ratings systems deployed by the various NCAPs, particularly the Euro NCAP and the U.S. NCAP, administered by the National Highway Traffic Safety Administration. As these NCAPs demand more ADAS applications such as automatic emergency braking, OEMs will increasingly include ADAS as a standard feature in their models to maintain or to achieve the highest safety ratings. In many countries, these safety assessments have created a “market for safety” as car manufacturers seek to demonstrate that their models satisfy the NCAPs’ highest ratings. We expect national NCAPs to continue to add specific ADAS applications to their evaluation items over the next several years, led by the Euro NCAP. In recent years, as regulatory requirements and NCAP ratings have increased, OEMs have also begun to highlight their safety features as a competitive advantage. We are recognized for our top-rated safety with 66% of Euro NCAP 5 star rated vehicle models for 2018-2021 equipped with our solutions. As additional regulations are implemented around the world, we expect this to lead to increased global adoption of ADAS, and we believe that we are well positioned to benefit from such increasing safety regulations globally, particularly due to the verifiable nature of our current and future solutions.

Fully autonomous vehicles are still nascent, and regulation of autonomous driving is evolving globally on both a local and national level. We believe that regulatory bodies will demand that AV undergo certain validation and audit requirements before autonomous driving is permitted. The potential impact of regulatory requirements and initiatives on the timing for widespread adoption of fully autonomous driving and on the cost of developing and introducing autonomous driving solutions is uncertain. RSS is our framework that informs our driving policy and formalizes a driving safety concept. Our RSS framework and decision-making engine have inspired a global standardization effort of AV safety including IEEE 2846, which is an industry working group that we lead. We are actively engaged in AV regulations globally as they have implications for the pace at which autonomous driving technologies may be deployed as well as which AV technology validation and audit requirements must be met. Importantly, we believe RSS, which is a pragmatic method that is architected to deliver a provably acceptable level of risk defined by governments, will facilitate standardization efforts worldwide as AV deployments accelerate. In addition to impacting the pace at which autonomous driving technologies are deployed, we expect regulations to impact our financial performance on an ongoing basis over time once autonomous driving gains market adoption. We cannot provide any assurance how any such regulations will impact us and the extent of such impact, particularly if autonomous driving is prohibited in certain areas.

Consumer adoption of our ADAS and autonomous driving solutions. Our financial performance is in part driven by public awareness and demand for ADAS solutions. Over time we expect autonomous driving solutions to contribute meaningfully to our revenue growth. As a result, consumers’ demand for, and willingness to adopt, ADAS and autonomous driving technologies will significantly impact our financial performance. We believe that our leadership position in ADAS positions us to continue to set the standard for advanced autonomous solutions and will help us benefit from increasing consumer confidence in and demand for autonomous technology over time.

Solution mix, pricing, and product costs. Solution mix is among the most important factors affecting our revenue and gross margin, as our prices vary significantly across our solutions. The price of our solutions depends on the bundle of applications that are included in the specific product. Our solutions have different margin profiles. As we develop, bundle, and sell full systems that include third-party hardware beyond EyeQ® SoCs, we expect that our gross margin will decrease on a percentage basis because of the greater third-party hardware content. However, as a result of a higher expected selling price for such systems, we expect our gross profit per unit will increase on a dollar basis.

Average selling price (“ASP”) varies based on a solution’s applications and complexity. As a particular solution matures and unit volumes increase, we expect its ASP to decline. In addition, there are generally step-downs in pricing over periods of production as volumes ramp up. While individual solution ASPs may decline, we seek to continually offer new features and functionality and increase the value that our solutions offer to OEM customers as we target new design win opportunities manage the life cycles of existing solutions and create new ADAS categories with advanced features. We believe our differentiated and scalable solutions consistently enhanced by additional features can enable us to maintain or increase overall ASPs over time.

The cost of input materials and manufacturing costs are significant factors affecting our gross margin. Material costs are affected by a variety of factors, including the availability of sufficient supply to meet market demand. For example, in late 2021, semiconductor fabrication costs increased as a result of a global supply shortage that began in 2020 and is continuing. We are currently experiencing increases in input costs as a result of supply chain shortages, including the global semiconductor shortage, and inflationary pressures. While we seek to increase our ASPs to reflect these cost increases, we anticipate that our gross margin will decrease, at least in the short term, as a result of these cost increases. Our gross margin has been and may continue to be affected by our ability to offset these and any future cost increases through realizing pricing increases on our solutions and achieving decreases in other production costs. We work closely with STMicroelectronics and Quanta on a continuous basis to manage material costs, increase yields and improve manufacturing, assembly, and test costs.

Supply and manufacturing capacity. Our solutions are dependent on the global semiconductor supply chain. The continued and timely supply of input materials, the availability of manufacturing capacity, and packaging and testing services at reasonable prices impact our ability to meet customer demand. Supply chain disruptions, shortages of raw material, such as wafers and substrates, and manufacturing limitations as a result of COVID-19 or other factors could limit our ability to meet customer demand and result in delayed, reduced, or canceled orders. The semiconductor industry is experiencing widespread shortages of substrates and other components and available foundry manufacturing capacity, and we anticipate that such shortages will continue. During 2021 and through the nine months ended October 1, 2022, STMicroelectronics, our sole supplier of EyeQ® SoCs, was not able to meet our demand for EyeQ® SoCs, causing a significant reduction in our inventory level, and we expect to continue to experience a shortfall of chips during the fourth quarter of 2022 and continuing through 2023. We have entered 2022 with significantly lower inventories of our EyeQ® SoCs as a result of the limited supply during 2021, and, due to continuing supply chain constraints, we are operating with minimal or no inventory of EyeQ® SoCs on hand. As a result, we are substantially reliant on timely shipments of EyeQ® SoCs from STMicroelectronics to fulfill customer orders and are unable to offset future supply constraints through the use of inventory on hand. The limited supply of EyeQ® SoCs has already led to rescheduling deliveries to our customers on certain occasions and may continue to cause delays in our ability to fulfill our customers’ orders as scheduled. Our results of operations in the nine months ended October 1, 2022 have not been significantly impacted by the shortfall of chips. Our reliance on single or limited suppliers and vendors for certain components, equipment, and services and the aforementioned shortages of substrates and other components have led to increased supply chain risks and continue to stress our ability to meet the supply demands of our customers. To mitigate these supply chain constraints, management is monitoring inventory levels on an ongoing basis. Although we cannot fully predict the length and the severity of the impact these pressures will have on a long-term basis, we do not anticipate that our current supply chain constraints would materially adversely affect our results of operations, capital resources, sales, profits, and liquidity on a long-term basis.

Public company expenses. As a recently public company, we will be implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. In particular, we expect our accounting, legal and personnel-related expenses to increase as we establish more comprehensive compliance and governance functions and hire additional personnel to support such functions, maintain and review internal controls over financial reporting in accordance with the Sarbanes-Oxley Act, and prepare and distribute periodic reports in accordance with SEC rules. Our financial statements will reflect the impact of these expenses. We also expect the costs of our insurance, including directors’ and officers’ insurance and insurance coverage for AV activity, to increase as a result of higher premiums.

In addition, in connection with the Mobileye IPO, we established an equity incentive plan for purposes of granting share-based compensation awards to certain members of our senior management, to our non-executive directors and to employees, to incentivize their performance and align their interests with ours. Historically, grants of share-based compensation to our employees were made pursuant to Intel’s employee equity incentive plans, and such historical grants will continue based on their original vesting schedules. Equity compensation has been, and will continue to be, an important part of our future compensation strategy and a significant component of our future expenses, which we expect to increase over time.

Intel Segment Reporting

Certain of our financial results are presented as an operating segment within Intel’s publicly reported financial results. The financial results for us reported by Intel in its segment reporting may differ from our standalone financial results primarily due to Intel’s reporting of expenses related to certain corporate overhead functions and differences in the materiality thresholds applied to prepare consolidated financial results for Intel and for Mobileye on a standalone basis.

Components of Results of Operations

Revenue

We currently derive substantially all of our revenue from our commercially deployed ADAS solutions. We generate the majority of our revenue from the sale of our EyeQ® SoCs to OEMs through sales to Tier 1 automotive suppliers that implement our product into vehicles, in which case our direct customer is the Tier 1 automotive supplier that is responsible for paying us for our products. Because of the complex nature of our products and the need to customize and validate a product and to integrate it into the OEM’s overall ADAS system, we also have strong direct relationships with the OEMs.

EyeQ® SoC sales represented approximately 88% and 94% of our revenue for the three months ended October 1, 2022 and September 25, 2021, respectively, and 90% and 94% of our revenue for the nine months ended October 1, 2022 and September 25, 2021, respectively. Sales of our SuperVision™ product represented the majority of the remainder of our revenue for the three and nine months ended October 1, 2022 and sales of our aftermarket products represented the majority of the remainder of our revenue in the three and nine months ended September 25, 2021. Revenue from the sale of our EyeQ® products, SuperVision™ products and our aftermarket products is recognized at the time of product shipment from our facilities, as determined by the agreed-upon shipping terms. Our sales to any single Tier 1 automotive supplier typically cover more than one OEM and more than one production program from any OEM.

Cost of Revenue

Cost of revenue consists primarily of expenses associated with the manufacturing cost of our EyeQ® SoCs and our SuperVision™ product, and amortization of acquired intangible assets, identified as developed technology. Additional costs are royalty fees for the intellectual property that is included in the EyeQ® SoC, personnel-related expenses, including share-based compensation for employees on our operations teams, logistics costs and allocated overhead costs. As we develop and sell full systems that include hardware beyond EyeQ® SoCs, we expect that our gross margin will decrease because of the greater hardware content included in our solutions. However, as a result of a higher expected selling price for such systems, we expect our gross profit per unit will increase on a dollar basis.

Research and Development Expenses, net

Research and development expenses primarily consist of expenses related to personnel, facilities, equipment and supplies for research and development activities including share-based compensation, material, parts and other prototype development, cloud computing services, consulting, and other professional services, including data labeling, quality assurance within the development programs, and allocated overhead costs.

We occasionally enter into best-efforts nonrefundable non-recurring engineering arrangements pursuant to which we are reimbursed for a portion of the research and development expenses attributable to specific development programs. We do not receive any additional compensation or royalties upon completion of such projects and the potential customer does not commit to purchase the resulting product in the future. The participation reimbursement that we receive does not depend on whether there are future benefits from the project. All intellectual property generated from these arrangements are exclusively owned by us.

We intend to continue our significant investment in research and development activities to attain our strategic objectives. Accordingly, we expect research and development expenses to increase in absolute dollars, but to gradually decrease as a percentage of total revenue, over time. We expect that in the near term our research and development expenses will increase compared to 2021, mainly due to additional research and development headcount and higher direct expenses that we expect to incur in connection with the development of our new EyeQ® SoC generations, Premium Driver-Assist offerings and the productization of our AV solutions and active sensor suite.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of expenses associated with the amortization of acquired intangible assets, comprised of customer relationships and branding costs, personnel-related expenses, including share-based compensation, of our sales force, as well as advertising and marketing expenses and allocated overhead costs.

We expect to increase our sales and marketing expenses as we continue our efforts to increase market awareness of the benefits of our solutions, but we expect sales and marketing expenses to decrease as a percentage of total revenue as our business grows.

General and Administrative Expenses

General and administrative expenses consist of personnel-related expenses, including share-based compensation, of our executive, finance, and legal departments as well as legal and accounting fees, litigation expenses, and fees for professional and contract services.

We expect our general and administrative expenses to increase in absolute dollars but to decrease as a percentage of total revenue as our business grows. The primary reasons for the growth in general and administrative expenses will be the costs related to being a public company, including the need to hire more personnel to support compliance with the applicable provisions of the Sarbanes-Oxley Act and other SEC rules and regulations as well as increased premiums for directors’ and officers’ insurance and the increased use of share-based compensation for general and administrative personnel.

Interest Income (Expense) and Other Expense

On April 21, 2022, we and Intel entered into a loan agreement whereby we distributed to Intel the Dividend Note in an aggregate principal amount of $3.5 billion. The Dividend Note is scheduled to mature on April 21, 2025 and accrues interest at a rate equal to 1.26% per annum, such interest to accrue quarterly. In the nine months ended October 1, 2022, accrued interest expense was $20 million.

Our interest income consisted of interest earned on a loan to Intel in the amount of $0.9 billion as of October 1, 2022 and $1.3 billion as of December 25, 2021.

Our functional currency is the U.S. dollar. Other expense consists primarily of fluctuations in value due to foreign exchange differences between our monetary assets and liabilities denominated in New Israeli Shekels and to a much lesser extent, the Euro, the Chinese Yuan, the Japanese Yen, and other currencies.

Benefit (provision) for income taxes

Benefit (provision) for income taxes consists primarily of income taxes related to the United States, Israel and other foreign jurisdictions in which we conduct business, and amortization of deferred tax liability with respect to acquired intangible assets. We are eligible for certain tax benefits in Israel under the Investment Law, at a reduced tax rate, subject to specified terms.

During the years presented in our combined financial statements, certain components of our business operations were included in the consolidated U.S. domestic and certain foreign income tax returns filed by Intel, where applicable. We also file certain foreign income tax returns on a separate basis, distinct from Intel. The income tax provision included in our combined financial statements has been calculated using the separate return method as if we had filed our own tax returns. We present tax loss carry-forward amounts that have not been utilized by Intel only to the extent such tax attributes can be claimed on a separate income tax return as opposed to a consolidated income tax return filing with Intel. The use of the separate return method may result in differences between our income tax provision compared to Intel’s income tax provision.

In the tax year ended December 25, 2021, Mobileye’s Israeli operations became taxable in the United States as a branch entity. In the nine months ended October 1, 2022, Moovit’s Israeli operations became taxable in the United States as a branch entity. As a result, these operations are taxed both in the United States and Israel. For U.S. tax purposes, there are favorable future tax deductions that we could not benefit from due to a valuation allowance position. If warranted in the future by our actual and projected profitability, the valuation allowances may be released, resulting in a benefit at that time. The valuation allowance also resulted in a residual tax expense associated with a deferred tax liability recorded for goodwill in the year ended December 25, 2021 and the nine months ended October 1, 2022.

Realization of deferred tax assets is based on our judgment and various factors including reversal of deferred tax liabilities, the ability to generate future taxable income in jurisdictions where such assets have arisen, and potential tax planning strategies. The valuation allowance for the years presented in our combined financial statements primarily related to U.S. branch deferred tax assets not currently expected to be realized given that we have sustained recent losses based on the separate return method.

Net operating losses reported in the Intel consolidated tax return have not been reflected in our combined financial statements based on a return reality methodology since they will not be available to us in future periods.

Results of Operations

The following table sets forth our results of operations in dollars and as a percentage of revenue for the periods indicated:

	Three months ended				Nine months ended
	October 1,		September 25,		October 1,		September 25,
	2022		2021		2022		2021
		% of		% of		% of		% of
$ in millions	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
Revenue	$450	100%	$326	100%	$1,304	100%	$1,030	100%
Cost of revenue	233	52%	173	53%	682	52%	529	51%
Gross profit	217	48%	153	47%	622	48%	501	49%
Operating expenses:
Research and development, net	206	46%	132	40%	565	43%	390	38%
Sales and marketing	27	6%	33	10%	91	7%	98	10%
General and administrative	9	2%	8	2%	27	2%	26	3%
Total operating expenses	242	54%	173	53%	683	52%	514	50%
Operating income (loss)	$(25)	(6)%	$(20)	(6)%	$(61)	(5)%	$(13)	(1)%
Interest income (expense) with related party, net	(6)	(1)%	—	—%	(11)	(1)%	2	—%
Other income (expense), net	1	—%	—	—%	6	—%	—	—%
Income (loss) before income taxes	(30)	(7)%	(20)	(6)%	(66)	(5)%	(11)	(1)%
Benefit (provision) for income taxes	(15)	(3)%	(6)	(2)%	(46)	(4)%	(11)	(1)%
Net income (loss)	$(45)	(10)%	$(26)	(8)%	$(112)	(9)%	$(22)	(2)%
(1)	Includes amortization of acquired intangible assets, as follows:

	Three months ended		Nine months ended
	October 1,	September 25,	October 1,	September 25,
$ in millions	2022	2021	2022	2021
Cost of revenue	$115	$100	$355	$300
Sales and marketing	16	23	58	68
Total amortization of acquired intangible assets	$131	$123	$413	$368
(2)	Includes share-based compensation expense, as follows:

	Three months ended		Nine months ended
	October 1,	September 25,	October 1,	September 25,
$ in millions	2022	2021	2022	2021
Cost of revenue	$—	$—	$—	$—
Research and development, net	32	20	101	57
Sales and marketing	1	1	3	3
General and administrative	3	3	8	13
Total share-based compensation	$36	$24	$112	$73

Comparison of the three and nine months ended October 1, 2022 and September 25, 2021

Revenue

In the three months ended October 1, 2022, revenue increased by $124 million, or 38%, compared to the three months ended September 25, 2021. This increase in revenue was primarily due to an increase of $87 million, or 28%, in EyeQ® SoC sales, attributable to a 21% increase in volume and a 6% increase in ASP. The remaining increase in revenue was mainly related to the sales of our

SuperVision™ solution, which was launched during the fourth quarter of 2021, and for which no revenue was generated in the three months ended September 25, 2021.

In the nine months ended October 1, 2022, revenue increased by $274 million, or 27%, compared to the nine months ended September 25, 2021. This increase in revenue was primarily due to an increase of $207 million, or 21%, in EyeQ® SoC sales, attributable to a 13% increase in volume and a 7% increase in ASP. The remaining increase in revenue was mainly related to the sales of our SuperVision™ solution, which was launched during the fourth quarter of 2021, and for which no revenue was generated in the nine months ended September 25, 2021.

Cost of Revenue

In the three months ended October 1, 2022, our cost of revenue increased by $60 million, or 35%, compared to the three months ended September 25, 2021. This increase was primarily due to an increase of $45 million in manufacturing costs relating primarily to increased sales of our EyeQ® SoC and our sales of SuperVision™ solution. The remaining increase of $15 million resulted from an increase in amortization of intangible assets transferred from in-process research and development to acquisition-related developed technology.

In the nine months ended October 1, 2022, our cost of revenue increased by $153 million, or 29%, compared to the nine months ended September 25, 2021. This increase was primarily due to an increase of $96 million in manufacturing costs relating primarily to increased sales of our EyeQ® SoC and our sales of SuperVision™ solution. The remaining increase resulted primarily from an increase of $55 million in amortization of intangible assets transferred from in-process research and development to acquisition-related developed technology.

Gross Profit and margin

In the three months ended October 1 2022, our gross profit increased by $64 million, or 42% compared to the three months ended September 25, 2021.

In the nine months ended October 1 2022, our gross profit increased by $121 million, or 24%, compared to the nine months ended September 25, 2021.

The increase in both periods, was mainly driven by the increase in revenue from our EyeQ® SoC sales, as well as the sales of our SuperVision™ solution, partially offset by the increase in amortization of intangible assets.

Our gross margin increased from 47% during the three months ended September 25, 2021, to 48% during the three months ended October 1, 2022. This increase was mainly due to the lower impact of the cost attributable to amortization of intangible assets as a percentage of revenues. This was partially offset by the impact of SuperVision™ sales contributing lower margin given the greater hardware this product contains. The rise in the cost of our EyeQ® SoCs due to the global semiconductor shortage and inflationary pressures also had a downward impact on our gross margin, but to a lesser extent than the foregoing because we entered 2022 with an opening balance of EyeQ® SoC inventory that we previously acquired at lower-than-current prices and passed on some of the increased costs of EyeQ® SoCs acquired at current prices to our customers.

Our gross margin decreased from 49% during the nine months ended September 25, 2021, to 48% during the nine months ended October 1, 2022. This decrease was primarily due to the impact of SuperVision™ sales contributing lower margin given the greater hardware content this product contains. The rise in the cost of our EyeQ SOCs due to the global semiconductor shortage and to inflationary pressures also had a downward impact on our gross margin. However, this impact was less than the increased amount of hardware because (i) we entered 2022 with an opening balance of EyeQ SoC inventory previously acquired at lower-than-current prices, and (ii) we passed on some of the increase in costs of our EyeQ SoCs to our customers. This was partially offset by the lower impact of the cost attributable to amortization of intangible assets as a percentage of revenues.

Research and Development Expenses, net

Research and development expenses, net, in the three months ended October 1, 2022, increased by $74 million, or 56%, compared to the three months ended September 25, 2021. This increase was primarily due to an increase of $46 million in payroll and related expenses, derived from an increase in average research and development headcount of 487 employees and an increase in payroll costs, including share-based compensation. Additionally, there was an increase of $19 million in cloud computing services and investments attributable to new product development..

Research and development expenses, net, in the nine months ended October 1, 2022, increased by $175 million, or 45%, compared to the nine months ended September 25, 2021. This increase was primarily due to an increase of $119 million in payroll and related expenses, derived from an increase in average research and development headcount of 437 employees and an increase in payroll costs, including share-based compensation.Additionally, there was an increase of $37 million in cloud computing services and investments attributable to new product development.

Sales and Marketing Expenses

Sales and marketing expenses in the three months ended October 1 2022, decreased by $6 million, or 18%, compared to the three months ended September 25, 2021.

Sales and marketing expenses in the nine months ended October 1 2022, decreased by $7 million, or 7%, compared to the nine months ended September 25, 2021.

The decrease in both periods was mainly due to a decrease in amortization of customer relationship and brand-related intangible assets.

General and Administrative Expenses

General and administrative expenses in the three months ended October 1, 2022, increased by $1 million, or 13%, compared to the three months ended September 25, 2021. This increase was mainly due to IPO related expenses.

General and administrative expenses in the nine months ended October 1, 2022, increased by $1 million, or 4%, compared to the nine months ended September 25, 2021. This increase was mainly due to IPO related expenses, partially offset by a decrease in share-based compensation expenses.

Interest Income (expense) with related party and Other Income (expense), net

Interest expense, net in the three months ended October 1, 2022, increased by $6 million compared to the three months ended September 25, 2021.

Interest expense, net in the nine months ended October 1, 2022, increased by $13 million compared to the nine months ended September 25, 2021.

The increase in net interest expense in both periods was mainly due to accrued interest on the Dividend Note issued to Intel on April 21, 2022, partially offset by higher interest earned on a loan to Intel.

Other income (expense), net in the three months ended October 1, 2022, increased by $1 million, compared to the three months ended September 25, 2021. This increase in other income was mainly due to the increase in interest rate on short term bank deposits.

Other income (expense), net in the nine months ended October 1, 2022, increased by $6 million, compared to the nine months ended September 25, 2021. This increase in other income was mainly due to the increase in interest rate on short term bank deposits and the effect of foreign exchange fluctuations.

Benefit (Provision) for Income Tax

In the three months ended October 1, 2022, provision for income tax increased by $9 million, compared to the three months ended September 25, 2021. This increase was mainly due to growth in our overall business.

In the nine months ended October 1, 2022, provision for income tax increased by $35 million, compared to the nine months ended September 25, 2021. This increase was mainly due to a withholding tax expense of $14 million related to a dividend distribution between entities within the Mobileye Group. The foregoing did not result in a corresponding benefit in the United States, as a result of a valuation allowance position and tax expenses incurred pursuant to U.S. tax law due to unfavorable timing adjustments and the amortization of deferred tax liability with respect to intangible assets attributable to the acquisition of Moovit.

Liquidity and Capital Resources

We believe we have sufficient sources of funding to meet our business requirements and plans for the next 12 months and in the longer term. Cash generated by operations is our primary source of liquidity for funding our strategic business requirements.

Our primary uses of funds have been for funding increases in headcount in our research and development organization and for capital expenditures. Our capital expenditures have related mainly to the construction of our campus, data storage and other computer related equipment and were $79 million and $98 million for the nine months ended October 1, 2022, and September 25, 2021, respectively. In connection with the Reorganization, on May 12, 2022, we also declared and paid the Dividend in an aggregate amount of $336 million to Intel, net of $14 million of cash paid to tax authorities to settle related tax obligations.

To fund our cash requirements in the ordinary course of business, we anticipate that we will continue to primarily rely on operating cash flows, supplemented by our total cash and cash equivalents, together with approximately $0.1 billion retained by us out of the Mobileye IPO net proceeds that we retained in accordance with the Master Transaction Agreement entered into in connection with the IPO, which requires that Intel ensure that immediately after completion of the IPO we will have $1.0 billion in cash, cash equivalents, or marketable securities. Accordingly, we used approximately $0.9 billion to repay a portion of the indebtedness owed by us to Intel under the Dividend Note. We expect our total capital expenditures for 2022 to be flat compared our total capital expenditures in 2021. The construction of our campus is planned to be completed by the end of the first quarter of 2023, with a remaining cost we estimate to be between $80 million and $90 million. Our future capital requirements will depend on many factors, including our growth rate and the timing and extent of operating expenses.

We have lease obligations and other contractual obligations and commitments as part of our ordinary course of business. We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements involving commitments or obligations, including contingent obligations, arising from arrangements with unconsolidated entities or persons that have or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, cash requirements or capital resources.

Cash Flows

The following table sets forth certain combined statements of cash flow data:

	Nine Months Ended
$in millions	October 1, 2022	September 25, 2021
Net cash provided by operating activities	$395	$438
Net cash provided by (used in) investing activities	319	(488)
Net cash provided by (used in) financing activities	(451)	67
Effect of foreign exchange rate changes on cash and cash equivalents	(6)	—
Net increase in cash and cash equivalents and restricted cash	$257	$17

Operating activities

For the nine months ended October 1, 2022 compared to the nine months ended September 25, 2021, the $43 million decrease in cash provided by operating activities was mainly due to a change in employee related balances resulting from our recruitment of certain employees relating to the Mobileye business from Intel during the second quarter of 2022.

Investing activities

Net cash provided by investing activities in the nine months ended October 1, 2022 was $319 million, consisting primarily of a $398 million net repayment of a loan by Intel, partially offset by capital expenditures.

Net cash used in investing activities in the nine months ended September 25, 2021 was $488 million, consisting primarily of a $390 million loan to Intel and capital expenditures.

Financing activities

Net cash used in financing activities in the nine months ended October 1, 2022 was $451 million, consisting primarily of the $336 million Dividend to Intel and $200 million of share-based compensation recharge payments made to Intel, partially offset by $99 million as a result of net contributions from Intel.

Net cash provided in financing activities in the nine months ended September 25, 2021 was $67 million, consisting primarily of $69 million as a result of net contributions from Intel.

Liability in respect of employee rights upon retirement

Israeli labor laws and agreements require severance payments upon dismissal of an employee or upon termination of employment in other circumstances. The severance pay liability with respect to Israeli employees is calculated pursuant to Israeli Severance Pay Law based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date.

Our liability for all of our Israeli employees is covered by monthly deposits with severance pay funds. The value of the deposited funds is based on the cash surrender value of these policies and includes profits (or loss) accumulated through the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligations pursuant to Israeli Severance Pay Law or labor agreements.

Part of our liability for severance pay is covered by the provisions of Section 14 of the Israeli Severance Pay Law (“Section 14”). Under Section 14 employees are entitled to monthly deposits, at a rate of 8.33% of their monthly salary, contributed by us on their behalf to their insurance funds. Payments in accordance with Section 14 release us from any future severance payments in respect of those employees. As a result, we do not recognize any liability for severance pay due to these employees and the deposits under Section 14 are not recorded as assets on the combined balance sheets.

Severance pay liability decreased from $65 million as of September 25, 2021, to $53 million as of October 1, 2022, mainly due to the recruitment of certain employees relating to the Mobileye business from Intel during the second quarter of 2022, partially offset by an increase in salary and related costs.

Indebtedness

We have several bank guarantees aggregating approximately $11 million (denominated in New Israeli Shekels) mainly in connection with lease agreements and import of vehicles.

In addition, in connection with the Reorganization and the Mobileye IPO, on April 21, 2022, we distributed to Intel the Dividend Note, in the aggregate principal amount of $3.5 billion (the “Dividend Note”). The Dividend Note is scheduled to mature on April 21, 2025 and accrue interest at a rate equal to 1.26% per annum.

In November 2022, we used approximately $0.9 billion out of the net proceeds to repay a portion of indebtedness under the Dividend Note and Intel has contributed to Mobileye the remaining portion of the Dividend Note such that no amounts under the Dividend Note remain owed by us to Intel.

Non-GAAP Financial Measures

Our management uses Adjusted Gross Profit and Margin, Adjusted Operating Income and Margin and Adjusted Net Income, collectively, as key measures in operating our business. We use such non-GAAP financial measures to make strategic decisions, establish business plans and forecasts, identify trends affecting our business, and evaluate performance. For example, we use these non-GAAP financial measures to assess our pricing and sourcing strategy, in the preparation of our annual operating budget, and as a measure of our operating performance. We believe that these non-GAAP financial measures, when taken collectively, may be helpful to investors because they allow for greater transparency into what measures our management (and Intel’s management) uses in operating our business and measuring our performance, and enable comparison of financial trends and results between periods where items may vary independent of business performance. The non-GAAP financial measures are presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly titled non-GAAP measures used by other companies. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure presented in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, as well as our combined financial statements and related notes included elsewhere in this report.

We believe excluding items that neither relate to the ordinary course of business nor reflect our underlying business performance, such as the amortization of intangible assets and certain expenses related the Mobileye IPO, enables management and our investors to compare our underlying business performance from period-to-period. Accordingly, we believe these adjustments facilitate a useful evaluation of our current operating performance and comparison to our past operating performance and provide investors with additional means to evaluate cost and expense trends. In addition, we also believe these adjustments enhance comparability of our financial performance against those of other technology companies.

Our non-GAAP financial measures reflect adjustments for amortization charges for our acquisition-related intangible assets, share-based compensation expense and certain expenses related to the Mobileye IPO as well as the related income tax effects where applicable. We exclude amortization charges for our acquisition-related intangible assets for purposes of calculating certain non-GAAP measures, although revenue is generated, in part, by these intangible assets, to eliminate the impact of these non-cash charges that are inconsistent in size and are significantly impacted by the timing and valuation of our acquisitions. These amortization charges relate to intangible assets consisting of developed technology, customer relationships, and brands as a result of Intel’s acquisition of Mobileye in 2017 and the acquisition of Moovit in 2020. We believe that the exclusion of share-based compensation expense is appropriate because it eliminates the impact of non-cash expenses for equity-based compensation costs that are based upon valuation methodologies and assumptions that vary over time, and the amount of the expense can vary significantly between companies due to factors that are unrelated to their core operating performance and that can be outside of their control. Although we exclude share-based compensation expenses from our non-GAAP measures, equity compensation has been, and will continue to be, an important part of our future compensation strategy and a significant component of our future expenses, and may increase in future periods.

We believe that the exclusion of expenses related to the Mobileye IPO is appropriate as they represent items that management believes are not indicative of our ongoing operating performance. These expenses are primarily composed of legal, accounting and professional fees incurred in connection with the Mobileye IPO that are not capitalizable, which are included within general and administrative expenses.

Adjusted Gross Profit and Margin

We define Adjusted Gross Profit as gross profit presented in accordance with GAAP, excluding amortization of acquisition related intangibles and share-based compensation expense. Adjusted Gross Margin is calculated as Adjusted Gross Profit divided by total revenue.

Set forth below is the reconciliation of gross profit to Adjusted Gross Profit and the calculations of gross margin and Adjusted Gross Margin:

	Three Months Ended				Nine Months Ended
	October 1		September 25		October 1		September 25
	2022		2021		2022		2021
		% of		% of		% of		% of
$ in millions	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
Gross profit and margin	$217	48%	$153	47%	$622	48%	$501	49%
Add: Amortization of acquired intangible assets	115	26%	100	31%	355	27%	300	29%
Add: Share-based compensation expense	—	—%	—	—%	—	—%	—	—%
Adjusted gross profit and margin	$332	74%	$253	78%	$977	75%	$801	78%

Our Gross Margin (gross profit as a percentage of revenue) and Adjusted Gross Margin (adjusted gross profit as a percentage of revenue) reflect the high value-added nature of our solutions and have remained consistent in recent periods. As we develop and sell full systems that include hardware beyond EyeQ® SoCs, we expect that our Gross Margin and Adjusted Gross Margin will decrease because of the greater hardware content included in our solutions. However, as a result of a higher expected selling price for such systems, we expect our gross profit per unit will increase on a dollar basis.

Our Adjusted Gross Margin decreased from 78% for the three months ended September 25, 2021 to 74% for the three months ended October 1, 2022. Our Adjusted Gross Margin decreased from 78% for the nine months ended September 25, 2021 to 75% for the nine months ended October 1, 2022. The decrease in both periods was primarily due to increased sales of our SuperVision™, contributing lower margin given the greater hardware this product contains. The rise in the cost of our EyeQ® SoCs due to the global semiconductor shortage and inflationary pressures also had a downward impact on our gross margin, but to a lesser extent than the foregoing.

Adjusted Operating Income and Margin

We define Adjusted Operating Income as operating loss presented in accordance with GAAP, adjusted to exclude amortization of acquisition related intangibles and share-based compensation expense. Operating margin is calculated as operating loss divided by total revenue, and Adjusted Operating Margin is calculated as Adjusted Operating Income divided by total revenue.

Set forth below is the reconciliation of operating income (loss) to Adjusted Operating Income and the calculations of Operating Margin and Adjusted Operating Margin:

	Three Months Ended				Nine Months Ended
	October 1		September 25		October 1		September 25
	2022		2021		2022		2021
		% of		% of		% of		% of
$in millions	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
Operating income (loss) and operating margin	$(25)	(6)%	$(20)	(6)%	$(61)	(5)%	$(13)	(1)%
Add: Amortization of acquired intangible assets	131	29%	123	38%	413	32%	368	36%
Add: Expenses related to the IPO	1	—%	—	—%	4	—%	—	—%
Add: Share-based compensation expense	36	8%	24	7%	112	9%	73	7%
Adjusted operating income and margin	$143	32%	$127	39%	$468	36%	$428	42%

Our operating loss increased in the three and nine months ended October 1, 2022 compared to the three and nine months ended September 25, 2021, mainly as a result of an increase in amortization of acquired intangible assets and share-based compensation expense, as well as an increase in research and development expenses, partially offset by revenue growth.

Our Adjusted Operating Income increased in the three and nine months ended October 1, 2022 compared to the three and nine months ended September 25, 2021, primarily due to the growth in our overall business, partially offset by the increase in research and development expenses.

Our Adjusted Operating Margin decreased in the three and nine months ended October 1, 2022 compared to the three and nine months ended September 25, 2021, primarily due to a decrease in our Adjusted Gross Margin and the impact of increased research and development headcount.

We expect that our Adjusted Operating Margin in future near-term years will decrease compared to the nine months ended October 1, 2022, mainly due to additional research and development headcount and higher direct expenses that we expect to incur in connection with the development of new EyeQ® SoC generations, Mobileye SuperVision™ enhancements, and the productization of our AV solutions and active sensor suite.

Adjusted Net Income

We define Adjusted Net Income as net loss presented in accordance with GAAP, adjusted to exclude amortization of acquisition related intangibles and share-based compensation expense, as well as the related income tax effects. Income tax effects have been calculated using the applicable statutory tax rate for each adjustment taking into consideration the associated valuation allowance impacts. The adjustment for income tax effects consists primarily of the deferred tax impact of the amortization of acquired intangible assets.

The share based compensation adjustment did not have a material tax impact.

Set forth below is the reconciliation of net income (loss) to Adjusted Net Income:

	Three Months Ended				Nine Months Ended
	October 1		September 25		October 1		September 25
	2022		2021		2022		2021
		% of		% of		% of		% of
$in millions	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
Net income (loss)	$(45)	(10)%	$(26)	(8)%	$(112)	(9)%	$(22)	(2)%
Add: Amortization of acquired intangible assets	131	29%	123	38%	413	32%	368	36%
Add: Expenses related to the IPO	1	—%	—	—%	4	—%	—	—%
Add: Share-based compensation expense	36	8%	24	7%	112	9%	73	7%
Less: Income tax effects	(9)	(2)%	(14)	(4)%	(27)	(2)%	(42)	(4)%
Adjusted net income	$114	25%	$107	33%	$390	30%	$377	37%

Our net loss increased in the three and nine months ended October 1, 2022, compared to the three and nine months ended September 25, 2021, mainly as a result of an increase in amortization of acquired intangible assets and share-based compensation expense, as well as an increase in research and development expenses, partially offset by revenue growth.

Our Adjusted Net Income increased in the three and nine months ended October 1, 2022, compared to the three and nine months ended September 25, 2021, primarily due to growth in our overall business, partially offset by the increase in our research and development expenses.

We expect that our Adjusted Net Income margin (which is the Adjusted Net Income divided by total revenue) in future near-term years will decrease compared to the nine months ended October 1, 2022, mainly due to additional research and development headcount and higher direct expenses that we expect to incur in connection with the development of new EyeQ® SoC generations, Mobileye SuperVision™ enhancements, and the productization of our AV solutions and active sensor suite.

Critical Accounting Policies and Estimates

Our unaudited condensed combined financial statements have been prepared in accordance with U.S. GAAP. The application of our accounting policies may require us to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities,revenue and expense, and the accompanying disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time the estimate was made.

We consider an accounting policy to be a critical estimate if: (1) we must make assumptions that were uncertain when the judgment was made, and (2) changes in the relevant estimate or assumptions, or selection of a different estimate methodology, could have a significant impact on our financial position or the results that we report in our combined financial statements.

We believe that our estimates, assumptions, and judgments are reasonable in that they were based on information available when the estimates, assumptions and judgments were made. However, because future events and their effects cannot be determined with certainty, actual results could differ materially from those implied by our assumptions and estimates.

On an ongoing basis, management evaluates its estimates, including those related to intangible assets, goodwill and deferred taxes. We base our estimates, assumptions and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from the results implied by these estimates and judgments under different assumptions or conditions.

There have been no material changes to our critical accounting policies as compared to the critical accounting policies and significant judgments and estimates disclosed in the Prospectus.

Intangible Assets

Our combined financial statements include acquisition-related intangible assets, consisting primarily of developed technology and customer relationships and brands. The identification and recognition of those intangible assets involve significant judgments relating to, among other things, the projected cash flows attributable to these intangible assets and the estimated useful lives of these intangible assets. We amortize acquisition-related intangible assets that are subject to amortization over their estimated useful lives. The useful lives are determined by management at the time of acquisition, based on historical experience and the economic life of the underlying technology, and are regularly reviewed for appropriateness. Acquisition-related in-process research and development assets represent the fair value of incomplete research and development projects that had not reached technological feasibility as of the date of acquisition; initially, these are classified as in-process research and development and are not subject to amortization. Once these projects are completed, the asset balances are transferred from in-process research and development to acquisition-related developed technology and are subject to amortization from that point forward based on their estimated useful lives at that time.

The asset balances relating to projects that are abandoned after acquisition are impaired and expensed to research and development. We perform a quarterly review of significant finite-lived identified intangible assets to make a judgment on whether facts and circumstances indicate that the carrying amount may not be recoverable and an impairment may be required.

These reviews can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines.

Goodwill

We perform an annual impairment assessment of goodwill at the reporting unit level in the fourth quarter of each year, or more frequently if indicators of potential impairment exist. The analysis may include both qualitative and quantitative factors to assess the likelihood of impairment. Additionally, we are permitted to first assess qualitative factors to determine whether a quantitative goodwill impairment test is necessary. Further testing is only required if we determine, based on the qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying amount.

Qualitative factors include industry and market considerations, overall financial performance, and other relevant events and factors affecting the reporting unit. Additionally, as part of this assessment, we may perform a quantitative analysis to support the qualitative factors above by applying sensitivities to assumptions and inputs used in measuring a reporting unit’s fair value.

Our quantitative impairment test considers both the income approach and the market approach to estimate a reporting unit’s fair value. Significant estimates include growth rates, estimated costs, and discount rates based on a reporting unit’s weighted average cost of capital.

For 2021, we performed a quantitative impairment test at the reporting unit level, which had $111 million of allocated goodwill as of December 25, 2021. As of December 25, 2021, the reporting unit was not at risk of failing the quantitative impairment test and the fair value of the reporting unit substantially exceeded its carrying amount. As of October 1, 2022, no indicators of impairment were identified.

Deferred Taxes

Deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the combined financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Use of the term “more likely than not” indicates the likelihood of occurrence is greater than 50%.

Accordingly, the need to establish valuation allowances for deferred tax assets is continually assessed based on a more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of profitability and taxable income, the duration of statutory carryforward periods, our experience with the utilization of operating loss and tax credit carryforwards before expiration and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified.

New Accounting Pronouncements

See “Note 2: Significant Accounting Policies” to our combined financial statements included elsewhere in this report for information on new accounting pronouncements.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of the federal securities laws. Mobileye and its representatives may also, from time to time, make certain forward-looking statements in publicly released materials, both written and oral, including statements contained in filings with the SEC, press releases, and our reports to shareholders. Forward-looking statements may be identified by the use of words such as “plan,” “expect,” “believe,” “intend,” “will,” “may,” “anticipate,” “estimate” and other words of similar meaning in conjunction with, among other things, discussions of future operations and financial performance (including volume growth, pricing, sales and earnings per share growth, and cash flows) and statements regarding our strategy for growth, future product development, regulatory approvals, competitive position and expenditures. All statements that address our future operating performance or events or developments that we expect or anticipate will occur in the future are forward-looking statements.

Forward-looking statements are, and will be, based on management’s then-current views and assumptions regarding future events, developments and operating performance, and speak only as of their dates. Investors should realize that if underlying assumptions prove inaccurate, or risks or uncertainties materialize, actual results could vary materially from our expectations and projections. Investors are therefore cautioned not to place undue reliance on any forward-looking statements. Furthermore, we undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events and developments or otherwise, except as required by applicable law or regulations.

Forward-looking statements contained in this report may include, but are not limited to, statements about:

●future business, social and environmental performance, goals and measures;
●our anticipated growth prospects and trends in markets and industries relevant to our business;
●business and investment plans;
●expectations about our ability to maintain or enhance our leadership position in the markets in which we participate;
●future consumer demand and behavior;

●future products and technology, and the expected availability and benefits of such products and technology;
●development of regulatory frameworks for current and future technology;
●projected cost and pricing trends;
●future production capacity and product supply;
●potential future benefits and competitive advantages associated with our technologies and architecture and the data we have accumulated;
●the future purchase, use and availability of products, components and services supplied by third parties, including third-party IP and manufacturing services;
●uncertain events or assumptions, including statements relating to our addressable markets, estimated vehicle production and market opportunity, potential production volumes associated with design wins and other characterizations of future events or circumstances;
●future responses to and effects of the COVID-19 pandemic;
●availability, uses, sufficiency and cost of capital and capital resources, including expected returns to stockholders such as dividends, and the expected timing of future dividends;
●tax- and accounting-related expectations; and
●other statements described in this report and under the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” in the Prospectus.

The risk factors discussed under the section entitled “Risk Factors” included in the Prospectus could cause our results to differ materially from those expressed in the forward-looking statements made in this Quarterly Report on Form 10-Q. There also may be other risks that are currently unknown to us or that we are unable to predict at this time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of foreign currency exchange rates.There were no material changes to the information on market risk disclosure from our Prospectus.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended October 1, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of any system of controls and procedures is subject to certain limitations, and, as a result, there can be no assurance that our controls and procedures will detect all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of conducting our business, we have in the past and may in the future become involved in various legal actions and other claims. We may also become involved in other judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of our businesses. Some of these matters may involve claims of substantial amounts. In addition, from time to time, third parties may assert intellectual property infringement claims against us in the form of letters and other forms of communication. These legal proceedings may be subject to many uncertainties and there can be no assurance of the outcome of any individual proceedings. We do not believe that these matters, and we are not a party to any other legal proceedings that we believe, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors as disclosed in the section entitled “Risk Factors” included in the Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sale of Unregistered Securities

There were no sales of unregistered equity securities during the three months ended October 1, 2022.

Use of Proceeds

On October 28, 2022, we closed the sale of 41,000,000 shares of our Class A common stock in the Mobileye IPO. On November 1, 2022, we closed the sale of an additional 6,150,000 shares pursuant to the exercise of the underwriters’ option to purchase additional shares to cover over-allotments (the “Option”). The Mobileye IPO was completed upon the sale of the above-referenced shares.

The IPO price per share was $21. The offer and sale was pursuant to the registration statement on Form S-1 (File No. 333-267685), as amended, which was declared effective by the SEC on October 25, 2022. Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC acted as joint lead book-running managers of the Mobileye IPO. None of the underwriting discounts and commissions or estimated offering expenses were incurred or paid to our directors or officers or their associates or to persons owning 10% or more of our common stock or to any of our affiliates. Mobileye’s Class A common stock began trading on the Nasdaq Global Select Market on October 26, 2022.

Concurrently with the closing of the Mobileye IPO, we closed the sale of 4,761,905 shares of our Class A common stock to General Atlantic (ME), L.P., a Delaware limited partnership, at $21 per share, pursuant to a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, for gross proceeds of $100 million.

The net proceeds received by us from the Mobileye IPO, including the exercise of the Option, and the Concurrent Private Placement, after deducting underwriting discounts and commissions, was approximately $1.0 billion. We used approximately $0.9 billion out of net proceeds to repay a portion of indebtedness under the Dividend Note and the remaining portion for working capital and general corporate purposes. There has been no material change in the anticipated use of proceeds from the Mobileye IPO as described in the Prospectus.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer of Mobileye Global Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the Chief Financial Officer of Mobileye Global Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

The following financial statements from Mobileye Global Inc.’s Quarterly Report on Form 10-Q for the nine months ended October 1, 2022, filed with the Securities and Exchange Commission on December 7, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Combined Balance Sheets, (ii) the Condensed Combined Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Combined Statements of Changes in Equity, (iv) the Condensed Combined Statements of Cash Flows, and (v) the Notes to Condensed Combined Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mobileye Global Inc.
Date: December 7, 2022
	By:	/s/ Professor Amnon Shashua
Professor Amnon Shashua
Chief Executive Officer, President and Director (Principal Executive Officer)

	By:	/s/ Anat Heller
Anat Heller
Chief Financial Officer (Principal Financial and Accounting Officer)