Form 10-K
period 2022-12-31
Mobileye Global Inc.
filed 2023-03-09
CIK 1910139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001-41501

Mobileye Global Inc.

(Exact name of registrant as specified in its charter)

DE	88-0666433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o Mobileye B.V. Har Hotzvim, 13 Hartom Street P.O. Box 45157 Jerusalem, Israel	9777513
(Address of principal executive offices)	(Zip Code)
+972-2-541-7333 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.01 par value per share	MBLY	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐ Yes ☒ No

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No

As of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, there was no established public market for the Registrant’s common equity and, therefore, the Registrant cannot calculate the aggregate market value of its common equity held by non-affiliates as of such date. The aggregate market value of the common equity held by non-affiliates of the Registrant, based on the closing price of the shares of Class A common stock on the Nasdaq Global Select Market on December 30, 2022, was approximately $1.65 billion. Common stock held by each executive officer, director and by each person known to the registrant who owned 5% or more of its outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2023, the registrant had 51,911,905 shares of Class A common stock and 750,000,000 shares of Class B common stock outstanding.

Portions of the Mobileye Global Inc. 2022 definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2022, are incorporated by reference in Part III of this Form 10-K.

Mobileye Global Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the federal securities laws. Mobileye and its representatives may also, from time to time, make certain forward-looking statements in publicly released materials, both written and oral, including statements contained in filings with the SEC, press releases, and our reports to stockholders. Forward-looking statements may be identified by the use of words such as “plan,” “expect,” “believe,” “intend,” “will,” “may,” “anticipate,” “estimate” and other words of similar meaning in conjunction with, among other things, discussions of future operations and financial performance (including volume growth, pricing, sales and earnings per share growth, and cash flows) and statements regarding our strategy for growth, future product development, regulatory approvals, competitive position and expenditures. All statements that address our future operating performance or events or developments that we expect or anticipate will occur in the future are forward-looking statements.

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

Forward-looking statements contained in this Annual Report on Form 10-K may include, but are not limited to, statements about:

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
●uncertain events or assumptions, including statements relating to our estimated vehicle production and market opportunity, potential production volumes associated with design wins and other characterizations of future events or circumstances;
●future responses to and effects of the COVID-19 pandemic;
●availability, uses, sufficiency and cost of capital and capital resources, including expected returns to stockholders such as dividends, and the expected timing of future dividends;
●tax- and accounting-related expectations; and

●other statements described in this Annual Report on Form 10-K, including under the sections entitled “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1. Business”.

The risk factors discussed under the section entitled “Item 1A. Risk Factors” included herein could cause our results to differ materially from those expressed in the forward-looking statements made in this Annual Report on Form 10-K.

There also may be other risks that are currently unknown to us or that we are unable to predict at this time.

PART I

Item 1. Business

In this Annual Report on Form 10-K, references to “we,” “us,” “our,” our “company,” “Mobileye,” the “Company,” and similar terms refer to Mobileye Global Inc. and, unless the context requires otherwise, its consolidated subsidiaries, except with respect to our historical business, operations, financial performance, and financial condition prior to our initial public offering, where such terms refer to Mobileye Group, which combines the operations of Cyclops Holdings Corporation, Mobileye B.V., GG Acquisition Ltd., Moovit App Global Ltd., and their respective subsidiaries, along with certain Intel employees mainly in research and development. References to "Moovit” refer to GG Acquisition Ltd., Moovit App Global Ltd. and their consolidated subsidiaries.

We have a 52- or 53-week fiscal year that ends on the last Saturday in December. Fiscal years 2021 and 2020 were 52-week fiscal years; fiscal year 2022 is a 53-week fiscal year. The additional week in fiscal year 2022 is added to the first quarter, which consisted of 14 weeks. Any references to our performance for the years 2022, 2021 and 2020 are references to our fiscal years ended December 31, 2022, December 25, 2021 and December 26, 2020, respectively, and all references to our financial condition as of the end of 2022 and 2021 are references to the end of such fiscal years. Certain amounts, percentages, and other figures presented in this report have been subject to rounding adjustments. Accordingly, figures shown as totals, dollars, or percentage amounts of changes may not represent the arithmetic summation or calculation of the figures that precede them.

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

While today ADAS is central to the advancement of automotive safety, we believe that the future of mobility is autonomous. However, mass adoption of autonomous vehicles is still nascent. Full autonomy - where a human is not actively engaged in driving the vehicle for extended periods of time - requires the autonomous driving solution to be capable of navigating any environment in any condition at any time. Additionally, developing a technology platform whose decision-making process and resulting actions are verifiable is critical to enabling autonomous driving solutions at scale. The ability to drive autonomously not only requires a substantial amount of data, but also a robust technology platform that can withstand the validation and audit process of global regulatory bodies. Finally, the autonomous driving solution needs to be produced at a cost that makes it affordable. We are building our technology platform to address these fundamental and significant challenges in order to enable the full spectrum of solutions, from ADAS to autonomous driving.

We believe that our industry-leading technology platform, built upon over 20 years of research, development, data collection and validation, and purpose-built software and hardware design, gives us a differentiated ability to not only deliver excellent safety ratings and maintain a leadership position with our ADAS solutions, but also to make the mass deployment of autonomous driving solutions a reality. We also believe that the breadth of our solutions, combined with our global customer base, represents a significant market opportunity for us. Our platform is modular by design, enabling our customers to productize our most advanced solutions today and then leverage those investments to launch even more advanced systems in a modular and incremental manner. Our solutions are also highly customizable, which allows our customers to benefit from our cutting-edge, verified, and validated core ADAS capabilities while also augmenting and differentiating their offerings.

We have experienced significant growth since our founding. For 2022, 2021 and 2020, our revenue was $1.9 billion, $1.4 billion and $967 million, respectively, representing year-over-year growth of 35% in 2022 compared to 2021. We currently derive substantially all of our revenue from our commercially deployed ADAS solutions. We recorded net losses of $82 million, $75 million and $196 million in 2022, 2021 and 2020, respectively. Our Adjusted Net Income for 2022, 2021 and 2020 was $605 million, $474 million and $289 million, respectively. Adjusted Net Income is a non-GAAP financial measure; see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” for a reconciliation of Adjusted Net Income to Net income (loss). The adjustments to reconcile Net Income (Loss) with Adjusted Net Income are related to amortization of intangible assets, stock-based compensation expenses and expenses related to the Mobileye IPO (as defined below). The amortization of intangible assets consisting of developed technology, customer relationships and brands, is primarily a result of Intel’s acquisition of Mobileye in 2017 and, to a lesser extent, the acquisition of Moovit in 2020.

As noted elsewhere in this Annual Report on Form 10-K, the year ended December 31, 2022 contains an additional week as a result of 2022 being a 53-week fiscal year while 2021 and 2020 are 52-week fiscal years. However, the inclusion of the additional week does not have a material impact on our revenue and cost of revenue as the timing of deliveries to customers is not consistent from week-to-week. Further, most of our expenses (such as payroll) are incurred on a monthly basis and, as such, the accrual for the additional week does not materially impact our results of operations.

As of December 31, 2022, our solutions had been installed in approximately 800 vehicle models (including local country, year, and other vehicle model variations), and our System-on-Chips (“SoCs”) had been deployed in over 135 million vehicles. We are actively working with more than 50 Original Equipment Manufacturers (“OEMs”) worldwide on the implementation of our ADAS solutions. For the year ended December 31, 2022, we shipped approximately 33.7 million of our EyeQ® SoC and SuperVisionTM systems, of which the substantial majority were EyeQ® SoCs. This represents an increase from approximately 28.1 million systems that we shipped in 2021 and approximately 19.7 million systems that we shipped in 2020.

We were founded in Israel in 1999. Our co-founder, Professor Amnon Shashua, is our President and Chief Executive Officer. In 2014, we completed an initial public offering as a foreign private issuer and traded under the symbol MBLY on the New York Stock Exchange. Intel Corporation (“Intel”) acquired Mobileye for $15.3 billion in 2017, after which we became a wholly-owned subsidiary of Intel. We completed the Reorganization (as defined below) and Mobileye IPO in October 2022.

Reorganization and Initial Public Offering

In October 2022, Intel completed the internal reorganization and design of our new public entity (the “Reorganization”) for purposes of the initial public offering of Mobileye (the “Mobileye IPO”). The registration statement related to the Mobileye IPO was declared effective on October 25, 2022, and our Class A common stock began trading on The Nasdaq Global Select Market (“Nasdaq”) under the ticker symbol “MBLY” on October 26, 2022. Prior to the completion of the Mobileye IPO, we were a wholly-owned business of Intel. On November 1, 2022, we closed the sale of additional shares pursuant to the exercise of the underwriters’ over-allotment option. Upon the closing of the Mobileye IPO (after giving effect to the exercise of the over-allotment option), Intel continues to directly or indirectly hold all of the Class B common stock of Mobileye, which as of December 31, 2022 represents approximately 99.3% of the voting power of our common stock.

Our Technology Platform is Built to Enable the Full-Stack of Autonomous Solutions

Our technology platform, which includes our software and hardware intellectual property, leverages our decades of experience as a technology leader for sensing and perception solutions for the automotive industry and our focused efforts to build highly scalable and cost-efficient autonomous solutions. Our technologies are foundational to the development and deployment of our ADAS capabilities and consumer AV. Our platform is built on five fundamental pillars:

●highly advanced, road-tested, sensing and perception technologies built upon years of technology leadership in computer vision and powered by our mission critical software and purpose-built EyeQ® family of SoCs;
●a high-precision mapping system, our Road Experience Management™ (“REM™”), that generates AV maps from crowd-sourced data that is uploaded and analyzed in the cloud from REM™-equipped production ADAS solutions that are deployed on vehicles on the road;
●a redundant sensor fusion architecture, which we call True Redundancy™, designed to employ two independent perception subsystems - one based solely on cameras, and the other solely on a radar-lidar subsystem, to enable our goal of building a fully autonomous driving-system that can be validated as safer than human-driven vehicles and deployed in a cost-efficient manner;

●the design of next generation imaging-radars, a solution targeted to reduce the need for multiple lidar sensors, combined with a single front-facing lidar sensor in the redundant sensor configuration of the future, to enable our goal of building a cost-effective fully autonomous driving-system; and
●our Responsibility-Sensitive Safety (“RSS”) framework, which has continuously been optimized since it was first published in 2017, is used by international bodies that are currently developing standards with respect to the safety of AV, and forms the backbone of our human-like, computationally efficient, driving policy and decision-making engine.

These five pillars form the core of our platform, which is highly customizable, and we intend to deploy them with increasing functionality to continue to enhance our market-leading ADAS solutions and lead the evolution to autonomous driving solutions.

Efficiency and Scale are the Foundation of our Rich Portfolio of Solutions

We are focused on offering full-stack solutions across the ADAS and autonomous driving markets. These include or are expected to include:

●a range of ADAS solutions supporting not only “base” features to meet global regulatory requirements and safety ratings, but also higher-function cloud-enhanced feature sets including crowd-sourced maps and eyes-on/hands-off point-to-point assisted driving solutions;
●off/hands-off autonomous driving solutions with a human driver still in the driver’s seat that may require driver intervention in certain situations for consumer AV with the ability to drive safely without geofenced limitations; and
●a set of solutions for AMaaS, including a self-driving system, the self-driving vehicles delivered in partnership with OEMs, and a customer-facing application for the movement of people and goods.

We are already in series production for the set of products noted in the first bullet above and believe we have a clear technology roadmap, and customer relationships in place, to reach series production for all other products noted in the bullets above. Each solution in our product portfolio is accomplished by adding a block of our discrete intellectual property that is either in production today or in advanced development stages. We believe that our broad spectrum of value-creating solutions, each of which is scalable, verifiable, and cost-effective, represents a significant competitive advantage.

Efficiency

Our purpose-built EyeQ® family of SoCs have a low power consumption profile and tight software/hardware coupling to achieve “lean compute” for efficiency. The principle of efficiency permeates the overall solution design, including our True RedundancyTM approach, with separate subsystems to increase robustness and simplify validation efforts, and RSS, which separates the perception system’s validation from the driving policy system, and allows for a compute-efficient driving policy. Both of these are critical contributors to achieving efficient solutions.

Scale

We achieve both geographic and economic scale by designing our solutions to operate at a cost and performance level that allows our solutions to become ubiquitous. We have designed our solutions to operate with four scale-driven elements:

●our REM™ crowd-sourced AV maps allow the map-building and map-updating process to be automated. Our AV maps are designed to enable vehicles equipped with our new category of cloud-enhanced ADAS that we call “Cloud-Enhanced Driver Assist” and autonomous driving solutions to drive without the limitations of pre-mapped geofenced zones. These AV maps will support our efforts to deploy Mobileye SuperVisionTM and ChauffeurTM across a broad operational design domain and to deploy Mobileye DriveTM in new cities and geographies quickly;
●our cost-optimized EyeQ® SoC family is highly scalable and built to be at the core of our full spectrum of current and future ADAS and AV solutions, from base ADAS to autonomous driving;
●our software-defined imaging radars and associated perception technology are designed to function as a second redundant perception layer. By reducing the lidar content per vehicle, we believe we will be able to reduce costs significantly, and facilitate consumer AV and AMaaS solutions at scale; and
●our driving policy (RSS-based) is designed for global deployment, as it does not rely on local or regional driving cultural norms. The generalization of our driving policy is being proven in multiple testing sites in North America, Europe and Asia.

We Have a History of Innovation and Market Leadership

Our market position has remained strong across a broad set of customer relationships for many years. We are actively working with more than 50 OEMs worldwide on the implementation of our ADAS solutions and we are recognized for our top-rated safety solutions globally.

Since 2007, when we first launched the EyeQ®1, we have introduced numerous industry-first ADAS products.

Our Family of Purpose-Built EyeQ® SoCs

Our family of purpose-built EyeQ® SoCs is fundamental to our leadership position in ADAS. Our EyeQ® SoCs incorporate a set of proprietary compute-acceleration models, to enhance the accuracy, quality, and functional safety of our perception solutions, while minimizing the power consumption to address the requirements of the automotive market. The EyeQ® family design enables a scalable

Electronic Control Unit (“ECU”) architecture, thereby supporting a variety of ADAS solution architectures. These solutions range from base, windshield mounted ECUs to multi-SoC central compute ECUs supported currently by EyeQ®5 as well as our announced EyeQ®6, which can be deployed in a scalable way to support eyes-on/hands-off SuperVision™ through a variety of eyes-off/hands-off operational design domains (“ODDs”) for autonomous vehicles, both consumer-owned and fleet-deployed. Our EyeQ®5 SoCs and subsequent generations feature EyeQ Kit™ - an end-to-end software development kit (“SDK”) intended to enable the co-hosting of our partners’ and customers’ workloads alongside our cutting-edge AI technologies. Our SDK provides access to all EyeQ® accelerators for programming and is enabled by a broad ecosystem of standard and proprietary software. EyeQ Kit™ is the evolution of our core competencies and differentiated central compute knowhow. EyeQ Kit™ brings together a team of compilers, simulators, profilers, and debuggers, who have been working together for many years, to develop a single software platform optimized for common workloads and industry standards. EyeQ Kit™ is expected to be used by several OEMs and Tier 1s, and hosts third-party content such as vehicle control systems, driver monitoring systems, parking functions, and visualization features, at the choice of our customers. Our end-to-end software model encourages our customers to innovate on top of our platform, augmenting and differentiating their offerings, while benefiting from our cutting-edge, verified, and validated core technologies such as computer vision, true redundancy perception, REMTM mapping and driving policy. Importantly, we believe EyeQ Kit™ accelerates time to market for our customers at a lower cost than alternative in-house solutions, while strengthening our partnerships by encouraging our customers to customize their offerings on top of our platform.

Road Experience Management™

REM™ is a cloud-based system that leverages the broad installed-base of REM™-equipped vehicles to build Mobileye Roadbook™, our crowd-sourced, high-definition maps of roads from around the world. Our REM™ mapping system harvests small packets of Road Segment Data from millions of vehicles that have been launched by our partner OEMs since 2018 that are equipped with our EyeQ®4 Mid and above SoCs, and special processing software that extracts only the relevant information that is necessary to support increasing levels of ADAS and autonomous driving. The Road Segment Data is uploaded to the cloud where our software automatically creates and updates a detailed and accurate model of the road. Our REM™ mapping system seamlessly creates high-precision AV maps in the cloud at centimeter detail, which are then delivered to the edge to provide vehicles with real-time intelligence, including situational awareness, context, and foresight. Mobileye Roadbook™ was designed to provide the driving solution with a pre-aggregated representation of relevant static and slowly changing elements of the environment (road geometry, boundaries, and semantics) and temporary events such as construction zones and road debris, at a high refresh rate. In 2022, we estimate that the data we have accumulated covers over 90% and 90% of the approximately 0.8 million miles of motorway, trunk, and primary road types in each of the United States and Europe, respectively. This data enables us to create robust high definition maps to support solutions across the product spectrum from cloud-enhanced ADAS to Mobileye SuperVision Lite™ and Mobileye SuperVision™ to Mobileye Drive™ and Mobileye Chauffeur™.

By augmenting our base ADAS with REM™ and Mobileye Roadbook™, we have pioneered the new ADAS category of cloud-enhanced ADAS, which we call Cloud-Enhanced Driver Assist. Cloud-Enhanced Driver Assist includes an in-path driver assist function capable of:

●Laterally controlling the vehicle to accurately track the driving path even in cases where lane markings are poorly marked, only partially visible, or completely absent (for example, while driving through intersections); and

●Longitudinally responding to traffic directives and road conditions, such as adjustment of the speed according to speed limits, road curvature, or upcoming speed bumps/hazards, and yielding/stopping in response to traffic signs, traffic lights and pedestrian crossings.

Cloud-Enhanced Driver Assist also provides foresight of road geometry, and the often-complicated association of semantic indications with the different driving paths (e.g., traffic lights and traffic signs) by relying on data from prior human driving activity in those locations and situations. As we continue to rapidly scale our solutions, the benefits of greater data and intelligence not only accrue to our platform, but also to our OEM customers and consumers through greater safety, as well as increased functionality and accuracy across various road conditions.

Our Roadmap to Enable Mass AV Deployment

We believe autonomous driving requires two further major advancements, each of which we are developing, and includes a regulatory framework for deploying AV at scale and a unique sensor fusion architecture, which enhances the effectiveness of the self-driving system.

RSS: Our Technology Safety Concept for Deploying AV at Scale

RSS is a formal, explicit, machine interpretable model governing the safety of our autonomous driving solutions’ driving policy. RSS articulates a set of plausible-worst-case assumptions regarding the behavior of other road-users, thereby enabling assertive, human-like driving while rigorously respecting the boundary between safe driving decisions and dangerous, risk-inducing ones. By doing so, it provides a deterministic model for safe driving decisions. As such, RSS further gives regulators and industry participants a framework for standardizing autonomous driving decision-making safety. RSS is also the key enabler of our lean compute driving policy design, as we distinctly separate comfort driving strategies and tactics from safety-related inhibitions and adjustments. RSS has inspired a global standardization effort of AV safety including IEEE 2846, an industry working group that we lead. We first published our RSS model in 2017, setting another example of our industry leadership in addressing one of the key issues to enable regulatory and public acceptance of eyes-off/hands-off autonomous solutions at scale.

True Redundancy™: Our Unique Sensor Fusion Architecture

Our unique architecture design, called True Redundancy™, further enhances the robustness and safety of our self-driving system. Rather than fusing all different sensor modalities prior to creating an “environment model” of the world, we are developing two independent perception subsystems. One subsystem is powered solely by cameras and the other is powered by active sensors (radars and lidars). The fusion of the two separate “sensing states” is performed at a high-level with a simple decision mechanism for safety maneuvers and more complex “comfort” maneuvers for human-like driving. We are developing the Mobileye Drive™ self-driving system with a unified True Redundancy™ system including radar and lidar subsystems. In 2021, we announced the expected initial commercial deployment of our AMaaS offering in Munich and Tel Aviv together with Moovit in addition to our multiple testing sites in North America, Europe and Asia.

A byproduct of our True Redundancy™ architecture is enabling subsystems of our AV development to “scale down” to ADAS, thus creating a seamless and scalable solution portfolio from ADAS to autonomous driving. For example, our Premium Driver Assist offering, Mobileye SuperVision™, launched by Geely Group for its ZEEKR premium electric vehicle brand, is a productization of the camera-based subsystem of our autonomous driving development offering fully operational point-to-point assisted driving navigation. Since the ADAS market is extremely cost-sensitive and cameras are considered the most cost-efficient and versatile sensors powering the evolution of ADAS, the True Redundancy™ architecture enables us to considerably enhance the evolution of ADAS from front-facing camera solutions to a full surround multi-camera solution supporting fully operational eyes-on / hands-off functions.

The Mobileye SuperVision™ configuration of sensors and compute can also be transformed into an effective “360 guardian,” helping the driver avoid accidents, as referenced in our Vision Zero paper published on arXiv.org in 2018. To take substantial steps towards “Vision Zero” or the goal of reducing driving fatalities and serious injuries from roadway accidents to zero, we leverage surround sensing, our RSS framework and REM™ AV maps. Our AV maps identify areas of potential dangers (such as lane merges, traffic lights and occluded pedestrians) and adjust the driving accordingly, while RSS provides human-like decisions enabled by surround (360) sensing and the fully-integrated REM™ AV map. We believe Mobileye SuperVision™ has the potential to transform ADAS at its core, potentially leading to adoption driven by regulatory requirements and safety ratings of a Mobileye SuperVision™-

like solution in its own category, similar to how safety-ratings and regulation have driven the adoption of base ADAS beginning in 2014. We believe that our cost-efficient design of active sensing technology will help support consumer AV production at scale in the future.

In addition, the autonomous driving-ADAS interplay rooted in our True Redundancy™ architecture is bi-directional: advanced technologies, which are migrated down from the self-driving systems to ADAS, dramatically enhance our ADAS market proposition, and in turn, these advanced autonomous driving technologies are being validated in commercial, mass market ADAS deployments, greatly contributing to the process of verifying and validating the various elements of our self-driving systems. Moreover, our scalable architecture provides our OEM partners with operational efficiencies as our stacked solution architecture minimizes the OEMs’ integration and validation burden as our solutions can be seamlessly deployed across multiple vehicle segments.

We are designing a “software-defined” imaging radar with a dynamic range and resolution backed by advanced processing algorithms to enable an independent “sensing state.” We have chosen to focus on the evolution of the radar modality, given its cost structure is significantly below lidar-only systems. We believe our custom designed, imaging radars address not only the performance, but also the cost limitations of a radar-multiple lidar solution for mass AV deployment. Our radar is expected to deliver rich point-cloud models like those customary of lidar, with far higher resolution and a significantly more dynamic range than traditional radar. We believe that this will allow us to eliminate the need for multiple high-cost lidars around the vehicle and require only a single front-facing lidar, thereby significantly lowering the overall cost of the required sensors compared to other solutions that use lidar-centric or lidar-only systems.

Our True Redundancy™ architecture with two separate subsystems combines both cameras and software-defined imaging radar around the vehicle, with a single front-facing lidar for three-way redundancy, which will be powered by our next generation EyeQ® chips. This unique True Redundancy™ architecture is designed to bring the cost structure of a full self-driving system to a consumer level by having the imaging radars replace the multiple, expensive lidars around the vehicle and require only a single front-facing lidar, enabling eyes-off/hands-off autonomous solutions with advanced ODDs to be launched at scale. Until completion of development of our software-defined imaging radar, we expect the implementation of our True Redundancy™ architecture to employ third-party lidars and commercially available radars.

Represents commercially deployed solutions (Driver Assist, Cloud-Enhanced Driver Assist and Mobileye SuperVision) and solutions that we expect to be commercially deployed in the future (Mobileye Chauffeur™, Mobileye Drive™, and AMaaS).

In January 2022, we announced a design win for our consumer AV system, Mobileye Chauffeur™, with ZEEKR, Geely Group’s premium electric vehicle brand. Mobileye Chauffeur™ is expected to be capable of eyes-off/hands-off driving with a human driver still in the driver’s seat, in a gradually expanding ODD, and is expected to use surrounding imaging radars and front-facing lidar. The ODD for such a system can range from a limited ODD (e.g., highway only) to the much more advanced ODDs that we are pursuing through our Mobileye Chauffeur™ solution. By using Mobileye SuperVision™ eyes-on/hands-off “full ODD” system as a basis for Mobileye Chauffeur™, we allow for an incremental and modular transition from one ODD to the next. This can be done by adding more active sensors for redundancy and more compute power to the already validated and road-tested Mobileye SuperVision™. This approach gives our customers a viable, modular, and incremental path toward useful and safe consumer AV solutions.

Building upon Mobileye Chauffeur™, which targets the consumer-owned AV market, we are developing Mobileye Drive™, our eyes-off/hands-off self-driving system with a more advanced ODD targeted for fleet-owned AMaaS and goods delivery networks. While these markets are still nascent, we view the potential use of autonomous driving technology by the operators of passenger and goods transportation networks as unlocking significant efficiencies and safety improvements. While these networks will require multiple layers of technology, we believe the majority of the value will accrue to the companies that provide (1) the self-driving system itself, (2) the mobility intelligence platform and services, and (3) demand and user experience.

Self-Driving System - Mobileye Drive™ encompasses our core autonomous driving technologies and will deliver all driving functions without the need for any in-vehicle human intervention. We believe our self-driving system has sustainable competitive advantages as a result of the cost efficiency, scalability, and regulatory validation of our technology platform:

●Cost Efficiency - cost-efficient, low-energy, purpose-built central compute processors; imaging radars targeted to reduce the need for multiple lidar units and require only a single front-facing lidar;
●Geographic Scalability - REM™-based AV maps that eliminate the need for dedicated high-definition mapping efforts; RSS-based driving policy designed for global deployment by not relying on driving culture or local rules; sensing technologies built on a foundation of a massive data training set from over 40 countries; and

●Regulatory Validation - True Redundancy™, with independent, separate perception subsystems that increases robustness and ease of validation, RSS used by international bodies that are currently developing standards with respect to the safety of AV.

Mobility Intelligence Platform, Demand and Services - We provide this layer through Moovit, a leading urban mobility app and MaaS solutions provider, which was acquired by Intel in 2020 to support the Mobileye business and which became wholly owned by us as part of the Reorganization. Moovit’s user base and data generation system tracks mobility demand patterns globally, and enables a key mobility intelligence layer that can be used to intelligently predict ride demand and thus help to optimize fleet utilization.

Demand and Rider Experience - Moovit’s global user base also provides a ready consumer base for our business-to-business customers. It also provides the necessary service and user-base layer within our own AMaaS solution.

While the technology to unlock these markets is approaching commercialization, business models on how services will be delivered are still nascent. Our strategy is to remain supportive of a variety of business models and pursue a variety of commercial programs, with a variety of partners, in a wide range of geographies. We expect our primary go-to-market strategy will be to supply our self-driving systems to producers of AV-ready vehicle platforms for sale to a series of demand-generation customers (with the customers gained through the vehicle producers’ channels or our own). This strategy has gained traction over the last several years, as we have developed customer engagements with entities on the demand side (i.e., public transit operators and transportation network companies such as Sixt, Deutsche Bahn, Beep, Holo / Ruter and others) as well as engagements with customers on the supply side (i.e., producers of AV-ready vehicle platforms such as Schaeffler, Holon and OEM producers of light commercial vehicles). We also continue to pursue the business-to-customer channel with full vertically integrated MaaS activities in partnership with SIXT in Europe and in a Mobileye owned-and-operated network in Israel, although we expect these partially- or fully-owned and operated networks to remain at proof-of-concept volumes as we are committed to maintaining a capital light-model.

We believe we are well positioned to commercialize these opportunities, and that our scale, cost, and regulatory validation advantages will become evident to the broader market and lead to significant additional opportunities to grow these services globally.

We believe that our industry-leading technology platform, built upon multiple years of research, development, data collection and validation, gives us the unique ability to not only deliver excellent safety ratings with our ADAS solutions, but also to make the mass deployment of autonomous driving solutions a reality. We believe that the breadth of our solutions, combined with our global customer base, represents a significant market opportunity for us.

The Autonomous Vehicle Revolution

Autonomous driving is one of the most difficult technological challenges facing the world today. Autonomous driving as a technological concept has been at the forefront of human imagination for decades. Since the early 2000s, a number of automotive and technology companies have invested heavily to try to make this a reality.

Vehicle autonomy can be viewed as a spectrum that uses the same technology building blocks to power the full span of driver assist functions, ranging from those available in hundreds of car models today, through full autonomy powering robotaxis and, eventually, personal autonomous vehicles. The automotive industry breaks down this spectrum into what are known as SAE Levels 1, 2, 3, 4 and 5. We have developed our own, more user-friendly taxonomy. Each level of our taxonomy is further defined and supported by the particular ODD for which it was designed. We refer to basic driver assist features, such as automatic emergency braking or lane keeping assist, together with longitudinal control such as adaptive cruise control as “eyes-on/hands-on”. The eyes-on/hands-on designation indicates the driver remains responsible for all driving functions while the system supports the driver. The next level up is “eyes-on/hands-off” and refers to premium driver assist functions adding additional safety and comfort functionality. This functionality allows the driver to experience hands-free driving while the driver must still monitor the vehicle. The next level of autonomous functionality enables the driver to relinquish control under certain ODDs such as highway driving, which we call “eyes-off/hands-off”. Vehicles equipped with eyes-off/hands-off functionality but that also incorporate a broader set of ODDs can be deployed into the consumer market or the mobility-as-a-service market and operate with no human intervention. We refer to autonomy that does not require human driver intervention in any situation also as “eyes-off/hands-off”. For Consumer-owned vehicles, the expectation is that a human “operator” of the car will always be present. For Mobility-as-a-Service deployed vehicles there will be no human “operator” present which drives the need for teleoperators. We refer to this as “eyes-off/hands-off/no driver”.

We believe that the path to full autonomy at scale will begin with increased proliferation of the middle category - eyes-on/hands-off premium driver assist - enabling hands-free highway driving, for example, and then will gradually extend to other types of roadways, such as rural, urban, and arterial roads. This will allow continued technological development and public trust and familiarity to grow and pave the way toward full autonomy. Our ADAS solutions, which have been deployed in more than 135 million vehicles, are important building blocks for these more advanced autonomous systems. We believe the key factors in the growth of autonomous driving will be increased safety, consumer demand, and other economic and social benefits, such as increased mobility for older adults and persons with disabilities, less traffic congestion, and the reduction of land use for parking.

Models for AV Adoption

We believe that the availability of AVs will cause a significant transformation in mobility, including vehicle ownership and utilization. We expect that AV technology will eventually be accessed by consumers through shared-vehicle AMaaS networks, as well as in consumer-owned and operated AVs. It is our view that, to reach the full potential of autonomous driving over the long-term, the technology solutions that enable these separate markets should converge over time, and that is reflected in our strategy.

Autonomous driving has the potential to dramatically increase the proliferation of shared mobility, creating greater utilization of what is currently a significantly underutilized asset, the car. We believe that this model will ultimately manifest itself in the form of networks operated by a variety of different automotive and technology companies, where the consumer will be able to hail on-demand transportation at the click of a button, instead of owning a vehicle.

In addition, we believe consumer-owned and operated AVs will fundamentally change how individuals utilize their vehicles. Automation would allow the individual to be significantly more productive during their commute or other time spent in the car, given that the vehicle could operate eyes-off/hands-off in an increasingly wide ODD. Providing consumers with access to affordable autonomous vehicles can create significant value by decreasing time spent focused on the driving function and increasing safety.

As autonomous driving technology advances, a number of new transportation use cases are expected to emerge around the type of vehicle ownership, what is transported, and where and when the vehicle can operate. We believe that the most important factors in operating AMaaS networks will be the technology that powers the vehicles, as well as the scale of the network which will influence the availability of vehicles. As fleet operators increase network scale and availability of vehicles, the value of the platform to the user base will rise. We believe that mobility supply is developing in two main segments - automated public transport operators and automated transportation network companies - with very few companies able to operate within both over the long-term. It is our view that a flexible solution that supports both consumer AVs and AMaaS will be necessary to reach the full potential of autonomous driving over the long-term.

Challenges to Making Autonomous Vehicles Ubiquitous

To make autonomous vehicles at scale a reality, we believe that there are three core challenges that must be addressed:

●Regulatory Endorsement - Autonomous driving solutions must be architected, by design, to be verifiably safe, in a manner that fosters broad societal and regulatory endorsement. Regulation is an often-overlooked factor. While laws and regulations are specific to human drivers, there are challenges to balance safety and practicality of an AV in a manner that is acceptable to society. We believe it will be easier to develop laws and regulations governing a fleet of robotaxis than privately owned vehicles. A fleet operator would receive a limited license per use case, per geographic region and will be subject to extensive reporting and back-office remote operations. In contrast, licensing AVs to consumers would require a complete overhaul of the complex laws and regulations that currently govern drivers. Autonomy must wait until regulation and technology reach an equilibrium, which we believe will first be achieved through AMaaS deployments. Self-driving regulation is inherently complicated, and driving policy depends on “what would happen next” reasoning, which is not factual. Two humans might provide two different answers when asked whether an AV should yield to a car at an intersection or take the right of way. As a result, there is no clear definition of “error,” but rather, it is open to interpretation or depends on after-the-fact judgment. All motor vehicle drivers owe a duty of care to other road users, and autonomous vehicles will need to be held to the same standard. Statistically, autonomous vehicles should be safer than human drivers. For driving policy, however, being “safer” does not always mean being better. As a society, we balance safety and practicality by determining what the “reasonable risk” we are willing to take is, and this is the type of question regulators will be required to address when licensing AV to navigate our roads.
●Geographic Scale - Geographic scale refers to the challenge of creating high-definition maps with great detail and accuracy, and keeping those maps continuously updated, which is crucial for series production AVs. AMaaS vehicles can be confined to geofenced areas, which allows AVs to reach prominence through the robotaxi industry before expanding the operational driving domain to outside of those areas. While robotaxi operators may be successful providing their services in limited geofenced areas, broad-based consumer AV adoption requires the ability to drive safely anywhere, and in diverse environments, rather than only in geofenced areas.
●Cost - The cost of a self-driving system commonly employed by robotaxis, with its cameras, radars, lidars, and high-performance computing is currently in the tens of thousands of dollars. This cost level is acceptable for the monetization model of a driverless ride-hailing service, but is far too expensive for series-production passenger cars. In order for autonomous driving consumer vehicles to scale in volume, we believe the cost of the self-driving system needs to be reduced significantly, such as to several thousands of dollars, an order of magnitude lower than the cost of market solutions to date. The ability to scale at low-cost, both from the on-board technology perspective and the cost of mapping, is critical to the mass adoption of AVs. AVs need to be safe, yet affordable, to achieve adoption among individuals and not just fleet operators.

Our Solutions

We are building a robust portfolio of end-to-end ADAS and autonomous driving solutions to provide the capabilities needed for the future of autonomous driving, leveraging a comprehensive suite of purpose-built software and hardware technologies. We pioneered “base” ADAS features to meet global regulatory requirements and safety ratings with our Driver Assist solution and we have since created a new category of ADAS with our Cloud-Enhanced Driver Assist and Premium Driver Assist offerings. We will be adding a new innovative Premium ADAS Solution, SuperVision™ Lite, which will utilize the SuperVision™ software stack with a scaled-down sensor suite and an ECU that will include in the future one EyeQ®6 High SoC. This solution will enable eyes-on/hands-off driving on highway road types (as compared to SuperVision™ which is expected to operate on various road types), next-generation automated parking functions, and EyeQ® Kit support, which will enable customers to deploy internally-developed software components on our EyeQ® SoCs while benefiting from our industry-leading technology platform. Additionally, by leveraging Mobileye SuperVision’s™ full-surround computer vision and True Redundancy™, we are developing Mobileye Chauffeur™, our consumer AV solution with a human driver still in the driver’s seat that may require driver intervention in certain situations, and Mobileye Drive™, our eyes-off/hands-off autonomous driving solution. Together with Moovit’s urban mobility and transit application and its global user base, we are developing our own AMaaS offering for consumers built upon Mobileye Drive™. Our current offerings to Tier 1 and OEM customers do not include cameras, radars, lidar systems, or other sensors (except in particular cases). We intend in the future to offer radar and lidar products that are currently in development stages.

Our End-to-End ADAS and AV Solutions

Driver Assist

Base Driver Assist functions are foundational to our spectrum of ADAS and AV solutions and include critical safety features such as real-time detection of road users, geometry, semantics, and markings to provide safety alerts and emergency interventions. Our software algorithms and purpose-built hardware are designed to provide the driver with accurate and reliable driver assist solutions, promoting road safety.

Cloud-Enhanced Driver Assist

Cloud-Enhanced Driver Assist provides drivers with high-accuracy interpretations of a scene in real-time utilizing centimeter-level drivable path accuracy, foresight of the path ahead, and other semantic information provided by our crowdsourced REM™ mapping system. This additional input to the environmental model enhances speed and quality of the system’s decision-making. Our Cloud-Enhanced Driver Assist solution is category-defining and, with our REM™ mapping system, offers comprehensive in-path assist functionality through lateral vehicle control to maintain the driving path even when lane markings are partly visible or absent and through longitudinal vehicle control to adjust speed based on traffic signs, road markings, road conditions, and other traffic directions or hazards, independently of the driver. It additionally provides information of the road ahead, including geometry and driving semantics, and the often-complicated association of semantic indications to the different driving paths (e.g., traffic lights and traffic signs lane association) by relying on data from prior human driving activity on those roads.

Our Revolutionary Mobileye SuperVision™ Solution

Mobileye SuperVisionTM Lite

Mobileye SuperVision™ Lite is our recently-introduced highway-only navigation and assisted driving solution with autonomous parking capabilities supported by our cloud-based enhancements such as REM™. Mobileye SuperVision™ Lite will utilize the SuperVision™ software stack, including our RSS policy model, and will be powered by a Mobileye ECU with one EyeQ®6 SoC, which will process data from the customer’s third party sensor suite featuring six cameras and five radars. Such cameras are expected to consist of two long-range cameras in the front and rear and four short-range surround vision cameras. Mobileye’s SuperVision™ Lite will offer eyes-on/hands-off assisted driving on highway road types, as well as automated lane changes, evasive maneuvering, and red traffic light braking, and will also include all core Driver Assist safety features. This offering is expected to include EyeQ® Kit support, which will enable customers to deploy their own internally-developed (or third party-sourced) software components on our EyeQ® SoCs while benefiting from our industry-leading technology platform.

Mobileye SuperVisionTM

Mobileye SuperVision™, our Premium Driver Assist offering, is a point-to-point assisted driving navigation solution and includes cloud-based enhancements such as REM™ and supports OTA updates. Mobileye SuperVision™ includes our RSS policy model and supports 360-degree surround sensing with 11 cameras powered by a turnkey ECU with two EyeQ®5 or, in the future, two EyeQ®6 SoCs. Furthermore, in addition to supervised point-to-point assisted driving, Mobileye SuperVision™ is capable of changing lanes, managing priorities, and turning in intersections as well as engaging in automated parking, preventative steering, and braking, and other Driver Assist features. The 11 cameras (seven long range cameras and four short-range surround vision cameras) provide full surround coverage and consist of 120-degree and 28-degree cameras in the front, four 100-degree corner cameras (two front-facing and two rear-facing), a 60-degree rear camera and four wide-view 192-degree short-range cameras mounted on the side mirrors and front and rear bumpers. The mapping is powered by REM™ to create a 360-degree environmental model, and RSS constrains the driving decisions to be compliant with an underlying formally proven model for safe driving decisions. This offering also includes EyeQ® Kit support, which will enable customers to deploy their own internally-developed software on our EyeQ® SoCs while benefiting from our industry-leading technology platform.

Importantly, our SuperVision™ technology also serves as a bridge or foundational technology for Mobileye and its customers to develop a full spectrum of “eyes-off/hands-off” solutions with expanding ODDs. In other words, an OEM that adopts and validates

SuperVision™ is taking a significant step towards Consumer AV as SuperVision™ serves as a validated baseline which can be leveraged to add eyes-off functionality under an increasing set of operating conditions in a modular way.

The first series production launch of this offering occurred in 2021 as Geely Group launched Mobileye SuperVision™ in its ZEEKR premium electric vehicle brand. Over 90,000 SuperVisionTM systems were delivered to ZEEKR in 2022.

Mobileye Chauffeur™ and Mobileye Drive™

Our Mobileye Chauffeur™ first generation solution will be based on three EyeQ®6 High SoCs. It will combine our leading computer vision, camera-based perception subsystem with a radar-lidar subsystem. Mobileye Chauffeur™ will provide 360-degrees of coverage through two independent and redundant sensing subsystems offering True Redundancy™ to reduce the validation burden and, along with REM™ AV maps and RSS, to increase scalability and safety.

Mobileye Drive™, our eyes-off/hands-off solution, will encompass our core autonomous driving technologies found in Mobileye Chauffeur™ (360-degrees of coverage, REM™, True Redundancy™, and RSS) and will deliver the driving functions without the need for any in-vehicle human intervention by adding teleoperability and by minimizing cases where human input would be required. The overall solution will provide a turnkey self-driving system for movement of people and goods that is applicable to various vehicle configurations (such as passenger vehicles, special purpose pods / vehicles, shuttles, and buses) and will be relevant across the range of potential networks (including AMaaS, last-mile delivery and commercial delivery fleets).

Mobileye Drive™ may be offered across two increasingly vertically integrated product sets each underpinned by our full set of autonomous driving technology solutions:

●Self-Driving System & Vehicles. We expect to sell our Mobileye Drive™ eyes-off/hands-off self-driving system through business-to-business channels into a range of transportation network operators and vehicle OEMs which would operate a variety of services (e.g., consumer-facing AMaaS, transportation on demand, and the delivery of goods). Example partners on the vehicle OEM side are Benteler (Holon), Schaeffler and a European producer of light commercial vehicles. Example partners on the transportation network company and public transit operator side are Sixt, Deutsche Bahn, Beep, Holo / Ruter, and others.
●AMaaS. Additionally, Mobileye Drive™ will be designed to interface with Moovit’s MaaS platform, which adds a service layer and a ready-made user base. Moovit’s user base and data generation system tracks mobility demand patterns globally and enables a key mobility intelligence layer that can be used to intelligently predict ride demand and thus help to optimize fleet utilization. We believe this represents one of the world’s largest repositories of transit and mobility data. Moovit’s global user base will provide a ready consumer base for our business-to-business customers. It also will provide the necessary service and user-base layer within our own AMaaS solution where we plan to deploy Mobileye - Drive™-enabled self-driving vehicles in an AMaaS network in partnership with transportation network companies. An example is our Munich AMaaS project in collaboration with Sixt. Initial commercial deployments of this full-stack service are expected to take place in Munich and Tel Aviv.

Aftermarket Product Portfolio

We develop and sell aftermarket products meant for vehicles that do not come pre-equipped with ADAS technology. These products use Mobileye’s core computer vision processing and purpose-built EyeQ® chips to provide collision avoidance systems. We provide a complete system that can be retrofit and integrated into most vehicles, including EyeQ®, camera, and relevant electronics. These systems are sold primarily to entities that own a medium-to-large size fleet of vehicles.

Our current products include Mobileye 8 Connect and Mobileye Shield+. Mobileye 8 is designed for light and medium-duty vehicles to provide forward collision avoidance warnings, as well as enhanced ADAS features, connectivity, and actionable data insights. Mobileye Shield+ is a system specifically designed for large vehicles that have significant blind spots, such as city buses. These EyeQ®4 based products also have the capability to harvest REMTM data.

Similar to Mobileye’s portfolio of solutions in the core business, the aftermarket product roadmap is robust. Mobileye 9 is a product that is expected to launch in the late 2024, early 2025 timeframe. This product will contain upgraded hardware, supported by EyeQ®6 Low and a 120-degree 8 megapixel camera. The enhanced hardware and software setup will support incremental ADAS features such as traffic sign recognition, stop sign recognition, animal recognition, and more. Beyond enhanced safety the product will also support seamless integration with Driver Monitoring Systems, Video Telematics, and Fleet Management Platforms. Mobileye also plans a successor product to Shield+ called Mobileye FisheyeTM. This product is designed to comply with EU’s General Safety Regulation with respect to Moving Off Information System (MOIS) and Blind Spot Information System (BSIS). These particular regulations require every new large vehicle (as of July 2024) to alert the driver to pedestrians and cyclists in the vehicle’s front and side blind spots.

Overall, we believe our proprietary set of software and hardware technology solutions, results in significant competitive advantages and a wider range of potential offerings compared to other approaches by industry participants attempting to commercialize network-deployed autonomous vehicles.

Our Data Driven Network Effect

We have assembled a substantial dataset of real-world driving experience, encompassing hundreds of petabytes of data. This data includes tens of millions of clips collected over decades of driving on urban, highway, and arterial roads in various countries throughout the world, during the test and validation phase prior to launch of our dozens of OEM ADAS programs over the last 15 years. This data, plus proprietary search tools, enables us to develop and continuously improve our advanced computer vision algorithms to fit road scenarios and use cases that our system encounters. We have developed sophisticated 2D and 3D automatic-labeling methodologies that, together with a team of thousands of external specialized annotators, allow for fast development cycles for our computer vision engines based on the dataset we have. In addition, our advanced data labeling infrastructure and data mining tools can unlock significant data-driven insights.

Additionally, we have created a separate dataset of billions of miles of roads driven from, based on our estimates, over one million REM™-enabled vehicles worldwide. We then apply a series of on-cloud algorithms to build this crowd-sourced data into a high-definition, rapidly updating map that contains a rich variety of information, including road geometry, drivable paths, common speeds, right-of-way, and traffic light-to-lane associations.

These two datasets create powerful network effects as we seek to continually improve our solutions as more vehicles are deployed with our technology.

Our REM™-enabled solutions continuously harvest high-precision data that is analyzed in the cloud, creating a large repository of real-world dataset from the analysis of tens of millions of miles of road data per day, varying by road types and geography.

As we continue to rapidly scale our offerings, the benefits of greater data and higher intelligence incorporated into our REM™ mapping system not only accrue to our own platform, but also deliver benefits to our customers and to consumers through greater safety and expanded functionality. As the capabilities of our ADAS and autonomous driving solutions improve, we believe that consumer demand for our offerings will increase and lead to greater platform adoption, further accelerating our data collection worldwide. We believe our combination of data and intelligence gives us a significant competitive advantage and differentiates us as a scaled leader capable of advancing full autonomous solution capabilities based on real world road experience data and continuous validation of the safety solution. For example, we utilize our substantial dataset to build and improve the practical implementation of robotic decision making, which is referred to as “driving policy,” that formalizes a driving safety concept. Our autonomous driving solutions are founded on our core sensing and perception technologies and proprietary algorithms, and the safety validation of these solutions through continuous OTA enhancements. We believe the ability to drive autonomously in any environment in any condition at any time across urban, highway and arterial roads globally should be the goal. Doing so not only requires a significant amount of data, but also successfully solving and validating in a scalable way the challenges of delivering a safe solution at each level of autonomy. With a broad installed-base of REM™ connected vehicles that are collecting data and continually enhancing our solutions, we believe we are well positioned to build on our leadership position.

Our Competitive Strengths

We believe that our leadership in ADAS and autonomous driving is based primarily on our: (1) first-mover advantage; (2) technology, including differentiated technological cores and solution architectures; (3) comprehensive portfolio of solutions; (4) delivery, including agility, response times, and time-to-market; and (5) inherent cost-driven advantages. These significant advantages form the basis for our competitive strengths described below:

●Coupling of software and hardware delivers optimized performance and efficiency - We design our own purpose-built SoCs and develop a software stack to optimally match the architecture of the SoCs. This results in an optimized cost/performance paradigm, allowing for a range of products that can be produced at high volume. Our coupled software and hardware architecture is highly differentiated from general purpose SoCs and software stacks that are not optimized for a specific use case. Our approach results in low power consumption and lean compute, yet is able to support a very powerful range of solutions for the ADAS and AV markets.
●Scalable EyeQ® SoC design addresses the entire spectrum of ADAS and autonomous driving - Our proprietary accelerator cores are optimized for a wide variety of computer vision, signal processing, and machine learning tasks, including deep neural networks. Our EyeQ® architecture is highly scalable, powers our solutions, ranging from our base ADAS to highly advanced autonomous driving solutions, and is designed to support the increasingly computationally intensive demands of ADAS and autonomous driving solutions on the same architecture.
●Industry leading computer vision capabilities - ADAS solutions are responsible for saving lives and must meet very high-performance metrics with extreme levels of efficiency, and pass increasing oversight from regulatory bodies - “good enough” is simply not acceptable. We are a technology leader for computer vision solutions for ADAS, and we have continuously enhanced our leadership position since we launched with customers in 2007 through our ability to meet the extreme performance, accuracy, and cost metrics of our OEM customers. Our products primarily use monocular camera processing that works accurately alone, or together with radar and lidar for redundancy. We have been responsible for many “industry first” launches using monocular vision processing. These include forward collision warning, automatic emergency braking, pedestrian detection, hands-free driving, and numerous other advanced functions based solely on computer vision. We have pioneered many computer vision features such as deep networks for the discovery of “free space” or the space available to the vehicle to drive in, so that a vehicle can determine a driving path. We have enhanced our computer vision capabilities over time to include multiple cameras such as the trifocal camera configuration (three cameras with different fields of view placed side-by-side facing forward), which has been in series production since 2018, and the 11-camera configuration on our Mobileye SuperVision™ solution, which was launched in late 2021.
●EyeQ Kit™ for developing and deploying differentiated features on top of EyeQ® SoC - Our platform is modular by design, enabling our customers to productize our most advanced solutions today and then leverage those investments to launch even more advanced systems in a modular and incremental manner. Our solutions are also highly customizable, which allows our customers to benefit from our cutting-edge, verified, and validated core technologies such as computer vision, true redundancy perception, REMTM mapping and driving policy, while enabling our customers to augment and differentiate their offerings. Our SDK provides access to all EyeQ® accelerators for programming and is enabled by a broad ecosystem of standard and proprietary software. EyeQ Kit™ brings together a team of compilers, simulators, profilers, and debuggers who have been working together for many years to develop a single software platform optimized for common workloads and industry standards. We believe EyeQ Kit™ accelerates time to market for our customers at a lower cost than alternative in-house solutions, while strengthening our partnerships by encouraging our customers to customize their offerings on top of our unique technology platform and assets.
●“Scale by design” approach - Our technology platform is built to deliver autonomous driving solutions at scale by leveraging our REMTM mapping technology, which will allow our solutions to be driven without the limitations of geofencing; our True Redundancy™ approach, which allows for cost-efficient validation; our RSS and driving policy, which provides a framework for regulatory certainty and lean compute that is critical for mass-deployment; and, our active sensor architecture based on our imaging radars, which we expect will help support cost-efficient consumer AV production at scale in the future.
●Autonomous driving-ADAS synergies - The autonomous driving-ADAS interplay, which is borne out of our True Redundancy™ architecture, is bi-directional: advanced technologies transfer from autonomous driving to ADAS and significantly enhance our market proposition, and in turn, these advanced autonomous driving technologies are validated in commercial, mass market ADAS deployments and contribute to the process of verifying and validating the various elements of our autonomous driving solution stack. Moreover, our scalable architecture provides our OEM partners with operational efficiencies as modular technology platform architecture minimizes the OEMs’ integration and validation burden as our solutions can be seamlessly deployed across multiple vehicle segments.
●Road Experience Management™ creates a powerful network effect and long-term competitive advantage - Our REM™ system is a crucial ingredient that we believe allows for: (1) defining a new category of cloud-enhanced ADAS that we call Cloud-Enhanced Driver Assist, where information in Mobileye Roadbook™ enhances existing ADAS functions such as lane keeping assist and lane-centering and allows for new functions such as the analysis of behavior patterns in intersections and near traffic signs and lights; (2) evolving ADAS to an eyes-on/hands-off point-to-point assisted driving navigation; and (3) the scale deployment of AV. REM™ is complex, requiring advanced processing at the edge (for creating processed data to be sent to the cloud and for localizing the vehicle at centimeter-level accuracy in Mobileye Roadbook™), and computationally intensive processing in the cloud to build Mobileye Roadbook™ from billions of data packets sent from millions of vehicles - all automatically. REM™ benefits from a powerful network effect, where more vehicles with REM™ enabled technology from which we are able to collect and process data, not only improves our own solutions, but also delivers benefits to our customers and to consumers through greater safety and expanded functionality. We believe this network effect creates a powerful competitive advantage, particularly given our leadership position in ADAS, as we are able to efficiently collect large amounts of data from our consumer solutions already deployed on roads globally through their regular use. Our AV maps are a critical component that supports our SuperVisionTM product’s ability to operate across a wide ODD and, therefore, the modular process of expanding this technology to eyes-off/hands-off ChauffeurTM products for a defined ODD. Further, our AV maps support our ability to deploy our AMaaS technology in new cities and geographies quickly.
●Data and technology advantage - Developing effective ADAS technology is technologically complex, and requires the development of large validation datasets in order to train the required software algorithms effectively, a long-term commitment to validation and qualification with an OEM before series production can even begin, and significant financial resources. We have assembled a substantial dataset of real-world driving experience, encompassing hundreds of petabytes of data, which includes tens of millions of clips collected over decades of driving on urban, highway, and arterial roads all over the world that enable us to develop advanced computer vision algorithms to fit road scenarios and use cases that our system encounters. We have developed sophisticated 2D and 3D automatic-labeling methodologies that, together with a team of thousands of external specialized annotators, allow for fast development cycles for our computer vision engines based on the dataset we have. In addition, our advanced data labeling infrastructure and data mining tools can unlock significant data-driven insights. In parallel, we have created a rich dataset of roads driven from REM™-enabled vehicles that we estimate covers over 90% and 90% of the approximately 0.8 million miles of motorway, trunk, and primary road types in each of the United States and Europe, respectively. This data enables us to create robust high definition maps to support solutions across the product spectrum from cloud-enhanced ADAS to Mobileye SuperVision Lite™ and Mobileye SuperVision™ to Mobileye Drive™ and Mobileye Chauffeur™. Our dataset creates a powerful network effect as we seek to continually improve our solutions as more vehicles are deployed with our technology.
●RSS and driving policy are designed for global deployment - We published our RSS model in 2017, to address the regulatory and public debate regarding, and enable the acceptance of, eyes-off/hands-off autonomous solutions. RSS is the key enabler of our lean compute driving policy design, where we distinctly separate driving comfort features from safety-related inhibitions and adjustments. Our framework monitors and establishes driving policy by identifying intentions in order to only predict the plausible actions of road users, significantly reducing possible options and computational demands. Our RSS-based driving policy is designed for global deployment, as it does not need to be tailored to specific driving cultures. In 2021, we announced the expected initial commercial deployment of our AMaaS offering in Munich and Tel Aviv together with Moovit in addition to our multiple testing sites in North America, Europe and Asia.
●Purpose-built imaging-radar unlocks consumer AV at scale - We are developing software-defined imaging-radar with cutting-edge dynamic range and resolution. Our differentiated True Redundancy™ architecture, which is adaptable to different lidar architectures, will leverage our imaging-radar, which we believe will give us the ability to significantly reduce the cost of the overall sensor suite by replacing multiple, expensive lidars around the vehicle, with only a single front-facing lidar sensor, which we believe will support consumer AV production at scale.
●Moovit provides a stand-ready user base for our AMaaS solutions - Moovit is our urban mobility and transit application. Moovit’s user base and data generation system tracks mobility demand patterns globally and enables a key mobility intelligence layer that can be used to intelligently predict ride demand and thus help to optimize fleet utilization. We believe this represents one of the world’s largest repositories of transit and mobility data. Moovit also offers a MaaS solution to cities, and transit agencies covering planning, operations, and optimization of their mobility systems. Moovit’s applications provide powerful AI-powered urban mobility services covering planning, operations, and analytics for multimodal trips.
●Deep, collaborative ecosystem relationships - Our deep global relationships with key partners across the value chain, from component suppliers, through Tier 1 customers and up to OEMs, offer us a broad and diverse set of collaboration opportunities for high-performance computing, networking, and advanced packaging technologies, among others, from the vehicle to the cloud. Together with our partners, we believe that we can accelerate the pace of autonomous innovation and market adoption

Our Growth Strategies

Key levers of our growth strategy are:

●Benefit from regulatory and safety rating changes promoting base ADAS - We intend to continue to lead and deliver upon global regulatory and safety requirements for base ADAS features by maintaining and enhancing our vision only solution. We expect a strong increase in base ADAS fitment rates due to global regulatory and safety requirements, as OEMs move to adopt standard ADAS technology for the vast majority of new model launches. We plan to continue to leverage our technology leadership and strong customer relationships to position us for additional design wins with high production volumes. We believe that our comprehensive stack of solutions and proven success at scale will enable us to further solidify our industry leadership.
●Capitalize on Cloud-Enhanced Driver Assist features - We have pioneered a cloud-enhanced ADAS solution, which offers customers using advanced EyeQ® versions (EyeQ®4 and above) a significant value through our REM™ technology. Our Cloud-Enhanced Driver Assist solution is capable of utilizing our EyeQ® SoCs and entry level camera technologies to deliver feature enhancements over time. Our Cloud-Enhanced Premium ADAS features range in complexity from all road-type lane keeping assist and lane centering, to Cross-Junction Assist, to Traffic Jam Assist. We will continue to grow the depth and breadth of our AV maps in order to deliver leading ADAS capabilities. In the future, we plan to create revenue streams from our OTA capabilities and AV maps through solution upgrades.
●Further enhance and drive adoption of our Premium Driver Assist solutions - Our Mobileye SuperVision™ solution represents a comprehensive eyes-on/hands-off ADAS solution. It was launched by Geely Group for its ZEEKR premium electric vehicle brand, and we are expanding our collaboration as three additional brands under the Geely Group umbrella are expected to launch Mobileye SuperVision™ technology globally in upcoming electric vehicle models, beginning in 2023. We believe that the high value-add, our continuous efforts to add capabilities, as well as the competitive price point of Mobileye SuperVision™ will allow it to gain strong market traction in the coming years. Our validated SuperVision™ technology can serve as the foundation to enable eyes-off/hands-off capabilities in a modular way. In addition, our Mobileye SuperVision™ configuration of sensors and compute can also be transformed into an effective “360 guardian,” helping the driver avoid accidents, as referenced in our Vision Zero publications. We believe that Mobileye SuperVision™ has the potential to transform ADAS at its core, potentially leading to adoption driven by regulatory requirements and safety ratings of a Mobileye SuperVision™-like solution in its own category, similar to how safety-ratings and regulation have driven the adoption of base ADAS beginning in 2014.

Additionally, we recently added a new innovative Premium ADAS solution, SuperVision™ Lite, which will utilize the SuperVision™ software stack with a down-scaled sensor suite and an ECU that will include one EyeQ®6 High SoC in the future. The solution will enable eyes-on/hands-off driving on highway road types (as compared to SuperVision™ which is expected to operate on various road types), and next-generation automated parking functions. Mobileye SuperVision™ Lite will provide OEMs with higher levels of autonomy than Cloud-Enhanced Driver Assist, which we believe will expand the application and adoption of our products.

Our Premium Driver Assist offerings are expected to be available with EyeQ® Kit support, which will enable OEM customers to deploy their own internally-developed software on our EyeQ® SoCs while benefiting from our industry-leading technology platform.

●Innovate and commercialize our next-generation autonomous driving solutions - Propelled by our next generation EyeQ® SoC, our surround computer vision Mobileye SuperVision™ solution, productization of software-defined imaging radars and our True Redundancy™ architecture, we believe that we will be positioned to deliver an autonomous driving solution that can enable the mass adoption of AV. We plan to continue to develop innovative and cost-optimized solutions to deliver comprehensive capabilities for mass market adoption to our customers. We believe the introduction of our premium ADAS capabilities with our launched Mobileye SuperVision™ solution, which can be scaled to a variety of Mobileye ChauffeurTM Consumer AV solutions, and our eyes-off/hands-off capabilities with Mobileye Drive™ will help us continue to provide our customers with innovative solutions and enable further growth for us. We plan to continue to build and enhance our full-stack technology platform in order to offer an affordable, time-saving and much safer driving experience, which we believe will propel the mass-market adoption of autonomous driving solutions.
●Utilize our flexible platform to expand our collaboration with our OEM customers - We have designed our EyeQ® SoCs together with an EyeQ Kit™ to enable co-hosting of third-party software and customer workloads on vehicles equipped with our solutions. We plan to continue to develop our platform to offer our customers the ability to seamlessly address the additional capabilities and features that they demand by customizing their offerings on top of our platform. We are partnering with leading technology suppliers to expand our products by offering features and services alongside our core technology platform such as vehicle control systems, driver monitoring systems, parking functions, and visualization features. In addition, our SDKs enable OEMs to innovate on top of our platform, augmenting and differentiating their offerings, while benefiting from our cutting-edge, verified and validated core technologies such as computer vision, true redundancy perception, REMTM mapping and driving policy.
●Capitalize on our active sensor technology - We intend to continue to develop and commercialize next-generation active sensors such as software-defined imaging radars, which leverage our AI capabilities. Our software-defined imaging radars are designed to form a standalone “sensing state” layer which can be utilized as a sensing layer on its own, enabling 360-degree coverage, replacing multiple lidar sensors and requiring only a single front-facing lidar. Together with Intel, we also are currently in the early stages of development of frequency-modulated continuous wave (“FMCW”) lidar, which has the potential to replace alternative third-party lidar to further enhance the performance of our sensor suite. We believe enhancing our sensing and perception technology leadership will further strengthen our competitive position and allow us to offer additional differentiated and cost-effective solutions to our customers.
●Accelerate our roadmap of next generation proprietary EyeQ® SoCs - We believe that we have created the standard for processors focused on computer vision. Our EyeQ® SoCs are purpose-built for sensing and perception technologies and optimized for high throughput and power efficiency. We intend to continue to accelerate our technology leadership with a focus on silicon, packaging, and systems level needs to deliver cost-efficient processing at the edge. EyeQ®6 High be built to address the needs of eyes-on/hands-off and eyes-off/hands-off solutions in a scalable way. Our architecture is highly scalable and is designed to support the increasing and computationally intensive demands of future autonomous driving applications.
●Utilize our substantial and growing dataset to continuously improve the intelligence and robustness of our solutions - We will continue to grow the depth and breadth of our substantial dataset. We believe that our ability to use this data to create, maintain, and improve our high-precision AV maps through our REM™ mapping system will enable us to further improve our ADAS offerings and position us well for autonomous driving.
●Establish our Eyes-Off/Hands-Off autonomous and AMaaS solutions - We believe that Mobileye Chauffeur™ and Mobileye Drive™ will unlock new use cases and end-consumers for our OEM and fleet-owner customers, which will be applicable for both the AMaaS and consumer AV markets. We expect to add additional cities to our AMaaS offerings to showcase our industry-leading technology and to help accelerate the pace of AV adoption. We also expect to continue to invest in our ecosystem partnerships with OEMs and transportation network companies in order to foster close collaboration and further commercialize our autonomous technologies.
●Benefit from opportunities in large emerging markets - We intend to continue to invest in customer relationships in China and India, among other emerging markets, to accelerate ADAS and autonomous driving adoption. In India, Mahindra & Mahindra, one of the country’s largest automakers, has launched the first vehicle made locally to offer ADAS capabilities, which is powered by our EyeQ® SoC. Its accessible price point compared to imported alternatives expands the ADAS reach to a broader range of consumers in one of the most populous countries in the world. We believe our long-term partnerships with large Chinese OEMs such as Geely, Great Wall Motors, and SAIC, and Indian OEMs such as Mahindra & Mahindra position our solutions at the forefront of continued innovation and market growth.

Our Customers

Our customers include leading OEMs, which we sell to through Tier 1 automotive suppliers that implement our product into automotive vehicles, as well as fleet owners and operators.

OEMs

Our market position has remained strong across a broad set of customer relationships for many years. We are actively working with more than 50 OEMs worldwide on the implementation of our ADAS solutions.

We work with Tier 1 automotive suppliers to supply our solutions to the following OEMs:

Tier 1 Automotive Suppliers

We supply certain OEMs with the EyeQ® platform through our arrangements with automotive system integrators, known as Tier 1 automotive suppliers, which are direct suppliers to OEMs. Our Tier 1 customers include Aptiv, Magna, Valeo, Wabco, ZF, and others.

Mobility-as-a-Service

We expect to sell the Mobileye Drive™ self-driving vehicles to a range of transportation network companies, public transit operators and vehicle OEMs which intend to operate a variety of services (e.g., consumer-facing AMaaS, transportation on demand, delivery). These partners could produce vehicles themselves and integrate Mobileye Drive™ with our assistance.

Our EyeQ® System-on-Chip Architecture

EyeQ®

Each new generation of the EyeQ® SoC is many times faster than its predecessor and tightly integrated with software to offer maximum efficiency. They consist of central processing unit cores and dedicated custom-designed vector accelerators. Our proprietary computational cores are optimized for a wide variety of computer vision, signal processing, and machine learning tasks, including deep neural networks. Our EyeQ® architecture is highly scalable and is designed to support the increasing and computationally intensive demands of ADAS and AV solutions on the same architecture, which provides significant re-use and network effects for our technology platform.

For the EyeQ® SoC, we have developed four heterogeneous accelerator families for different types of workloads allowing us to optimize performance for each workload by using the most suitable core.

The deployment mix of these accelerators varies by product line based on the functions each EyeQ® SoC supports. Our accelerator architecture allows us to achieve high compute performance with power efficiency.

Our EyeQ® family of products includes:

●EyeQ®1 - launched in 2007, supported two bundle types: (1) Lane Departure Warning (“LDW”), Traffic Sign Recognition (“TSR”) and Intelligent High-beam Control (“IHC”); and (2) LDW and Vehicle Automatic Emergency Braking (“AEB”) fusion with radar. EyeQ®1 was an industry first supporting camera/radar ACC.
●EyeQ®2 - launched in 2010, supported a variety of functional bundles, including LDW, TSR, IHC, Forward Collision Warning (“FCW”) and AEB for vehicles and pedestrians (partial braking). EyeQ®2 was an industry first with Pedestrian AEB, and Adaptive Cruise Control (“ACC”).
●EyeQ®3 - launched in the fourth quarter of 2014. In addition to significant upgrades of all of the above functions, EyeQ®3 supports full braking AEB, structure from motion functionalities, road profile reconstruction, debris detection, general object detection, traffic light detection and REM™. EyeQ®3 was an industry first with Highway Autopilot, Camera-only AEB and full in path assisted driving.
●EyeQ®4 Mid and EyeQ®4 High - launched in early 2018. EyeQ®4 supports processing from multiple cameras (including multi-focal or ultra-high-resolution front facing and side/rear), as well as other sensor perception modalities through two models: EyeQ®4 Mid and EyeQ®4 High. EyeQ®4 Mid is a one-box windshield solution that offers around 1.1 tera operations per second (“TOPS”) supporting eyes-on/hands-on functionality and EyeQ®4 High offers 2 TOPS supporting REM™ mapping and localization to provide eyes-on/hands-off functionalities. EyeQ®4 was the first SoC to support REM™ Map Harvesting and an industry first supporting 100-degree cameras.
●EyeQ®5 Mid and EyeQ®5 High - designed to act as the central computing processor to enable fully autonomous driving vehicles, EyeQ®5 comes in two forms: EyeQ®5 Mid and EyeQ®5 High. EyeQ®5 Mid is a one-box windshield solution designed to support up to eyes-on/hands-off functionality. EyeQ®5 High supports Premium ADAS and up to eyes-off/hands-off functionality powering both our Mobileye SuperVision™ and Mobileye Drive™ solutions. Volume production began in 2021. EyeQ®5 is designed on the 7nm fin field-effect transistor (“FinFET”) technology node and offers around 15 TOPS on the EyeQ®5 High and more than 4 on the EyeQ®5 Mid. We have been able to achieve power, performance, and cost targets by employing proprietary computational cores that are optimized for a wide variety of computer vision, signal processing, and machine learning tasks, including deep neural networks. Starting with EyeQ®5, we are supporting a complete SDK to allow customers to differentiate their solutions by deploying their algorithms on EyeQ®5. EyeQ®5 serves as the computational foundation for our scalable camera-only surround sensing system. The system consists of multiple independent computer vision engines and deep networks for algorithmic redundancy. The result is a robust and comprehensive model of the environment that allows end-to-end autonomous driving. It is also the industry’s first solution supporting 120-degree 8-megapixel cameras.
●EyeQ®6 Lite and EyeQ®6 High - announced in January 2022, the EyeQ®6 Lite, a one-box windshield optimized solution, is designed to deliver entry and premium eyes-on/hands-on ADAS functionality at ultra-low power and high efficiency. Also announced in January 2022, the EyeQ®6 High will support premium eyes-on/hands-off ADAS capabilities, and is scalable to eyes-off/hands-off capabilities, with full surround and support for visualization and heavy AI workloads with 34 TOPS in 40 watts representing lean compute. This centralized solution is scalable to provide ADAS eyes-on/hands-off through AV eyes-off/hands-off functionalities, multi-camera processing (including short-range surround vision cameras), and will host third-party apps such as parking visualization and driver monitoring. Both the EyeQ®6 Lite and EyeQ®6 High are designed on the 7nm FinFET process technology node. We expect to release the EyeQ®6 Lite/High in 2023 or 2024 and begin production by the end of 2024.

Each EyeQ® product, whether delivering eyes-on/hands-on or eyes-off/hands-off functionality, is supported by the particular ODD for which the applicable functionality was designed.

Our Partnerships with STMicroelectronics and Intel

Our long-standing relationship with STMicroelectronics N.V. (“STMicroelectronics”) continues to strengthen with the complexity of our solutions. Our partnership includes close collaboration in product development, design, and manufacturing. For example, we have co-developed the six EyeQ® generations, including the launched EyeQ®6. We also benefit from STMicroelectronics’ advanced packaging and testing capabilities and automotive expertise. Together with STMicroelectronics, we are working on developing and productizing next-generation automotive-grade technology for high volume automotive applications, which we believe will accelerate the pace of autonomous innovation and market adoption.

Our close partnership with Intel exists on multiple fronts. As a result of our relationship with Intel, we have access to unique and differentiating technologies such as proprietary silicon photonics fabrication technologies, which we may leverage for the early development of our FMCW lidar, which has the potential to replace alternative third-party lidar sensors to further enhance the performance of our sensor suite. We may also license certain technologies from Intel that support design and development of our software-defined radar, including Intel’s mmWave technologies. Additionally, we intend to explore a collaboration with Intel on a technology platform to integrate our EyeQ® SoC with Intel’s market-leading central compute capability, with plans to utilize Intel Foundry Services’ advanced packaging capabilities. This potential platform is intended to enable functions essential to safety, entertainment, and cloud connectivity. Intel’s strength in government affairs and policy development around the world will continue to be of significant value to us as we collaborate with regulators who are preparing frameworks to enable commercial deployment of AVs.

Manufacturing

Our products are designed and manufactured specifically for automotive applications after extensive validation tests under stringent automotive environmental conditions.

We partner with STMicroelectronics, a leading supplier and innovator of semiconductor devices for automotive applications, in manufacturing, design and research and development. We have co-developed six generations of our automotive grade SoC, EyeQ®, with STMicroelectronics including EyeQ®5 and EyeQ®6. We design the front-end and STMicroelectronics designs the back-end package and also includes testing, quality assurance, customer care, failure analysis and manufacturing standards. All of our EyeQ® integrated circuits are manufactured by or outsourced to a partner foundry by STMicroelectronics.

We have also established a relationship with Quanta Computer to develop and assemble our ECUs including our reference design for our Mobileye SuperVision™ solution, which includes our EyeQ®5 SoCs from STMicroelectronics.

As a result of our relationship with Intel, we have access to unique and differentiating technologies such as proprietary silicon photonics fabrication technologies, capable of putting active and passive optical elements on a chip together, including lasers and optical amplifiers, loaded onto a photonic integrated circuit. We may leverage this technology, which has the ability to put an active laser in a package, for the early development of our FMCW lidar, which has the potential to replace alternative third-party lidar sensors to further enhance the performance of our sensor suite.

Regulation and Ratings

Automobile safety is driven by both regulations and the availability to consumers of independent assessments of the safety performance of different car models. These assessments have encouraged OEMs to produce cars that are safer than those required by law. In many countries, these NCAPs have created a “market for safety” as car manufacturers seek to demonstrate that their models satisfy the various NCAPs’ highest ratings.

National NCAPs will continue to add specific ADAS applications to their evaluation items over the next several years, led by the Euro NCAP. In the EU, pre-market approval is required for all vehicles sold, and many manufacturers choose to satisfy a set of technical criteria determined by the Euro NCAP. The Australian, Japanese, and Korean NCAPs’ have fully harmonized their policies with the Euro NCAP. In the United States, ADAS regulation continues to make large strides. For example, the INVEST in America Act, which was passed in late 2021, requires the U.S. Department of Transportation to issue requirements and standards regarding vehicle safety technologies. On the AV front, our RSS driving policy provides a cornerstone for global standardization efforts of the safety of assisted and automated driving, in particular IEEE 2846, a working group of approximately 30 organizations in the industry that we lead.

At the federal level in the United States, the safety of motor vehicles is regulated by the U.S. Department of Transportation through two federal Agencies - the National Highway Traffic Safety Administration (the “NHTSA”), which regulates all motor vehicles, and the Federal Motor Carrier Safety Administration (the “FMCSA”), which regulates commercial motor vehicles. NHTSA establishes the Federal Motor Vehicle Safety Standards (the “FMVSS”) for motor vehicles and motor vehicle equipment and oversees the actions that manufacturers of motor vehicles and motor vehicle equipment are required to take regarding the reporting of information related to defects or injuries related to their products and the recall and repair of vehicles and equipment that contain safety defects or fail to comply with the FMVSS. FMCSA regulates the safety of commercial motor carriers operating in interstate commerce, the qualifications and safety of commercial motor vehicle drivers, and the safe operation of commercial trucks.

While there are currently no mandatory federal U.S. regulations expressly pertaining to the safety of autonomous driving systems, the U.S. Department of Transportation has established recommended voluntary guidelines, and the NHTSA or the FMCSA, as applicable, have authority to take enforcement action should an automated driving system pose an unreasonable risk to safety or inhibit the safe operation of a motor vehicle. Certain U.S. states have legal restrictions on autonomous driving vehicles, and many other states are considering them. These variations increase the legal complexity of deploying our solutions. If discrepancies emerge in the legal restrictions adopted by different U.S. states, our plan is to develop our technology to comply with the strictest standards. We will continue to actively monitor regulatory developments in the U.S. and intend to adjust our products and solutions as needed.

In Europe, certain vehicle safety regulations apply to self-driving braking and steering systems, and certain treaties also restrict the legality of certain higher levels of autonomous driving vehicles. In jurisdictions that follow the regulations of the United Nations Economic Commission for Europe, some regulations restrict the design of advanced driver-assistance or self-driving features, which can compromise or prevent their use entirely. Other applicable laws, both current and proposed, may hinder the path and timeline to introducing self-driving vehicles for sale and use in the markets where they apply. Other markets, including China, continue to consider self-driving regulation. Any implemented regulations may differ materially from those in the United States and Europe, which may further increase the legal complexity of self-driving vehicles and limit or prevent certain features. Autonomous driving laws and regulations are expected to continue to evolve in numerous jurisdictions in the United States and foreign countries and may create restrictions on autonomous driving features that we develop.

In order for us to operate in international markets outside the United States, we must comply with relevant legal regulations regarding autonomous vehicles as well as technology export control, data security, cybersecurity and other related regulations that apply to global technology companies. We have developed robust compliance processes and procedures related to these regulatory requirements and believe that we are in compliance with such requirements.

On October 7, 2022, the U.S. Department of Commerce, Bureau of Industry and Security (“BIS”) announced new restrictions on the export of advanced computing integrated circuits and related items to China and certain other jurisdictions. While these restrictions are new and have not yet been interpreted and applied, based on our existing customer base and the export classifications for our existing chip products, we do not believe that these new U.S. export controls will have a material impact on our sales of these products to our existing customers in China. Export control regulations adopted by the United States and other jurisdictions are subject to change and interpretation, and it is possible that future regulatory actions by BIS impacting U.S. exports of integrated circuits and related items to China could have a material impact on our business operations in China.

Data Privacy

Privacy is fundamental to Mobileye. We collect, process, transmit, and store personal information in connection with the operation of our business and are subject to a variety of local, state, national and international laws, directives and regulations that apply to the collection, use, retention, protection, security, disclosure, transfer and other processing of personal data in the different jurisdictions in which we operate. Data collected by the camera of our solutions during the development cycle of a project may include personal information such as license plate numbers of other vehicles, facial features of pedestrians, appearance of individuals, GPS data, and geolocation data in order to train the data analytics and AI technology equipped in our solutions for the purpose of identifying different objects and predicting potential issues that may arise during the operation of a motor vehicle. Our data-collection processes implement strict methodologies to comply with data protection and privacy laws, including the EU General Data Protection Regulation (the “GDPR”), the UK General Data Protection Regulation, and the California Consumer Privacy Act of 2018 (the “CCPA”), as amended by the California Privacy Rights Act of 2020 (the “CPRA”).

We leverage systems and applications that are spread over the countries in which we do business, requiring us to regularly move data across national borders. As a result, we are subject to a variety of laws and regulations in the United States, China, the European Union, and other foreign jurisdictions as well as contractual obligations, regarding data privacy, protection, and security.

The scope and interpretation of the laws and regulations that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws. We are subject to the GDPR, which became effective in May 2018. EU member states have enacted certain implementing legislation that adds to and/or further interprets the GDPR requirements. The GDPR, together with national legislation, regulations and guidelines of the EU member states governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, use, retain, protect, disclose, transfer, and otherwise process personal data with respect to EU data subjects. In particular, the GDPR includes obligations and restrictions concerning the consent and rights of individuals to whom the personal data relates, the transfer of personal data out of the EEA, security breach notifications and the security and confidentiality of personal data. We are also subject to the UK General Data Protection Regulation (i.e., a version of the GDPR as implemented into UK law), exposing us to two parallel regimes with potentially divergent interpretations and enforcement actions for certain violations. While the European Commission issued an adequacy decision intended to last for at least four years in respect of the UK’s data protection framework, enabling data transfers from EU member states to the UK to continue without requiring organizations to put in place contractual or other measures in order to lawfully transfer personal data between the territories, the relationship between the UK and the EU in relation to certain aspects of data privacy and security law remains unclear. Other countries have enacted or are considering enacting similar cross-border data transfer rules or data localization requirements.

Additionally, on June 28, 2018, California enacted the CCPA, which came into effect on January 1, 2020. The CCPA creates individual privacy rights for California residents and increases the privacy and security obligations of entities handling personal data of California consumers and meeting certain thresholds. Further, the CPRA, which was enacted in November 2020 and became effective on January 1, 2023, significantly amends the CCPA and imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. The CPRA also created a new California data protection agency authorized to issue substantive regulations, which could result in increased privacy and information security enforcement. In addition, many similar laws have been proposed at the federal level and in other states. State laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we would become subject if it is enacted.

In China, the PRC Cyber Security Law became effective on June 1, 2017. The Cyber Security Law reaffirms the basic principles and requirements specified in other existing laws and regulations on personal information protection, such as the requirements on the collection, use, processing, storage, and disclosure of personal information. Specifically, it requires that network operators take technical measures and other necessary measures in accordance with applicable laws and regulations and the compulsory requirements of the national and industrial standards to safeguard the safe and stable operation of its networks, maintain the integrity, confidentiality, and availability of network data, take technical and other necessary measures to ensure the security of the personal information they have collected against unauthorized access, alteration, disclosure, or loss, and formulate contingency plans for network security incidents and remediation measures. It also requires a subset of network operators that meet certain thresholds to be critical information infrastructure operators (“CIIO”) to store personal information and important data collected and generated during its operation within the territory of China locally on servers in China.

Our Competition

The ADAS and autonomous driving industries are highly competitive. In the ADAS and consumer AV market, we face competition primarily from other external providers including Tier 1 automotive suppliers and silicon providers, as well as in-house solutions developed by the OEMs to a certain extent. Our Tier 1 customers may be developing or may in the future develop competing solutions. For example, certain of our competitors have announced that they are operating autonomous robotaxis. Tier 1 automotive supplier competitors include Bosch, Continental, and Denso. Our silicon provider competitors include Ambarella, Advanced Micro Devices, Arriver / Qualcomm, Black Sesame Technologies, Horizon Robotics, Huawei, NVIDIA, NXP, Renesas Electronics, and Texas Instruments. OEMs who have or are pursuing their own in-house solutions are also indirect competitors, with Tesla and Mercedes-Benz being examples of automakers taking that approach today, with others such as General Motors, NIO, Volvo Cars, and Xpeng Motors also pursuing in-house solutions for portions of the ADAS software stack. In the future, our indirect competitors could become direct competitors.

In the autonomous driving market, including AMaaS and consumer AV, we face competition from technology companies, internal development teams from the automakers themselves, sometimes in combination with investments in early-stage autonomous vehicle technology companies, Tier 1 automotive companies, as well as robotaxi providers. AMaaS competitors include Aurora, Cruise, Motional, Pony.ai, Waymo, Yandex, and Zoox in the United States and Europe and Auto X, Baidu, Deeproute.ai, Didi Chuxing, Momenta, and WeRide in China. Consumer AV competitors include Sony, and Tesla, who are developing self-driving vehicles for consumers.

Developing effective ADAS technology is technologically complex, requires the development of large validation datasets in order to train the required software algorithms effectively, requires a long-term commitment to validation and qualification with an OEM before series production can even begin, and requires significant financial resources. In addition, our tightly coupled software and hardware solutions, which are based on highly advanced, road-tested, sensing and perception technologies from decades of leadership in computer vision and powered by our mission critical software and purpose-built EyeQ® family of SoCs are extremely hard to replicate.

Moovit competes against urban mobility applications and MaaS solutions which provide transportation services and navigation data to consumers. Moovit’s free application competition includes Alphabet, Apple, Citymapper, and Transit. Moovit’s application also competes with on-demand service providers that provide multi-modal ride services and route planning through their own services including Lyft, TransLoc, Trapeze, Uber, and Via.

The principal competitive factors impacting the market for our solutions include:

●completeness of our technology platform including SoCs, sensing and perception technologies, sensor fusion architecture, high-precision mapping system, and supporting software and algorithms;
●ability to design and develop ADAS and autonomous driving solutions that meet our customers’ needs;
●automotive quality standards, compliance, and performance in all areas of ADAS and autonomous driving;
●agile software validation and robust product release discipline;
●scalability, and cost efficiency of our solutions;
●engineering capabilities, the ability to innovate and continuously improve our technology;

●pricing;
●design and development support for our customers;
●manufacturing reliability and the ability to make on-time delivery of appropriate quantities of product at a consistent level of quality;
●ability to meet regulatory requirements;
●intellectual property protection; and
●brand and reputation, including the ability to market new offerings.

We believe we compete favorably with respect to these factors. In addition, as the ADAS and autonomous driving markets progress and, in some use cases, converge, we believe we will be in a favorable position to achieve meaningful business wins given our differentiated capabilities.

Distribution and Marketing

Our products are sold directly to customers throughout the world, or through distribution channels for our aftermarket products meant for vehicles that do not come pre-equipped with ADAS technology.

We actively promote our brand and technologies to increase awareness and generate demand through direct marketing as well as co-marketing programs. Our direct marketing to consumers and businesses primarily includes trade events, industry and consumer communications and press relations. We work closely with our existing customers in order to ensure that we are aware of their requirements and plans for future car models and can respond promptly and effectively.

We regularly present our technology to regulators and safety organizations to demonstrate its capabilities and reliability and to help ensure that they develop regulations and ratings that address the full range of benefits that we believe we can offer.

Research and Development

We believe our strong research and development is our principal competitive strength and has led to our position in the market. Our research and development activities are predominantly conducted in Israel. We have more than 80% of our full time-equivalent employees engaged in research and development, many of whom have been with the company for significant tenures. Our research and development efforts focus on algorithms, including visual processing, camera control, vehicle control, camera/radar fusion, autonomous driving sensing technologies, REM™ technology, driving policy and related engineering tasks as well as application software, silicon design and hardware electronics design. We believe we have a unique approach by developing ADAS and autonomous solutions simultaneously, giving us a technical and scale advantage over our competition.

Our Employees

As of December 31, 2022, we had approximately 3,500 employees operating across eight countries, with approximately 80% of such employees involved in research and development and approximately 3,200 of such employees operating in Israel. None of our employees is represented by a labor union with respect to his, her or their employment. In certain countries in which we operate, we are subject to, and comply with, local labor law requirements, which may automatically make our employees subject to industry-wide collective bargaining agreements. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Intellectual Property

Our ability to compete effectively depends in part on our ability to develop and maintain the proprietary aspects of our technology. Our policy is to obtain appropriate proprietary rights protection for any potentially significant new technology acquired or developed by us. As of December 31, 2022, we held 285 U.S. patents, 40 European patents, 209 U.S. patent applications, 486 European and other non-U.S. patent applications, and provisional patent filings. We do not view any single patent or patent application to be material.

In addition to patent laws, we rely on copyright and trade secret laws to protect our proprietary rights. We attempt to protect our trade secrets and other proprietary information through agreements with OEMs, distributors, other customers and suppliers, proprietary information agreements with our employees and consultants, and other similar measures. Our primary trademarks are for our name and product names. We cannot be certain that we will be successful in protecting our proprietary rights. While we believe our patents, patent applications, software and other proprietary know-how have value, changing technology makes our future success dependent principally upon our ability to successfully achieve continuing innovation.

Litigation may be necessary in the future to enforce our proprietary rights, to determine the validity and scope of the proprietary rights of others, or to defend us against claims of infringement or invalidity by others. An adverse outcome in such litigation or similar proceedings could subject us to significant liabilities to third parties, require disputed rights to be licensed from others or require us to cease marketing or using certain products, any of which could have a material adverse effect on our business, financial condition, and results of operations. In addition, the cost of addressing any intellectual property litigation claim, both in legal fees and expenses, as well as from the diversion of management’s resources, regardless of whether the claim is valid, could be significant and could have a material adverse effect on our business, financial condition, and results of operations.

Relationship with Intel

Prior to the Mobileye IPO, Intel beneficially owned 100% of our outstanding shares of common stock and we operated as Intel’s wholly owned subsidiary. As of December 31, 2022, Intel beneficially owns all of the outstanding shares of our Class B common stock, representing approximately 99.3% of the voting power of our common stock. As a result, Intel is able to control all matters submitted to our stockholders for approval, including the election of our directors and the approval of significant corporate transactions. Furthermore, in addition to any other vote required by law or by our amended and restated certificate of incorporation, until the first date on which Intel ceases to beneficially own 20% or more of our outstanding shares of common stock, the prior affirmative vote or written consent of Intel as the holder of our Class B common stock will be required in order for us to: adopt or implement any stockholder rights plan or similar takeover defense measure; consolidate or merge with or into any other entity; permit any of our subsidiaries to consolidate or merge with or into any other entity, with certain exceptions; acquire the stock or assets of another entity for consideration in excess of $250,000,000 other than transactions in which we and one or more of our wholly owned subsidiaries are the only parties; issue any stock or other equity securities except to our subsidiaries, pursuant to the Mobileye IPO, or pursuant to our employee benefit plans limited to a share reserve of 5% of the outstanding number of shares of our common stock on the immediately preceding December 31; make or commit to make any individual or series of related capital or other expenditures in excess of $250,000,000; create, incur, assume or permit to exist any indebtedness or guarantee any indebtedness in excess of $250,000,000; make any loan to or purchase any debt securities of any person in excess of $250,000,000; redeem, purchase or otherwise acquire or retire for value any equity securities of our company except repurchases from employees, officers, directors or other service providers upon termination of employment or through the exercise of any right of first refusal; take any actions to dissolve, liquidate, or wind-up our company; declare dividends on our stock; or amend, terminate or adopt any provision inconsistent with our amended and restated certificate of incorporation or amended and restated bylaws. See “Item 1A. Risk Factors — Risks Related to our Relationship with Intel and our Dual Class Structure”.

We and Intel continue to interact as strategic partners, collaborating on projects to pursue the growth of computing and advanced technology in the automotive sector. In connection with the Mobileye IPO, we entered into certain agreements (collectively, the “Intercompany Agreements”) with Intel and certain of its subsidiaries that provide the framework for our ongoing relationship with Intel, including the Master Transaction Agreement, which contains key provisions relating to our ongoing relationship with Intel. The Master Transaction Agreement also contains agreements relating to the conduct of the Mobileye IPO and future transactions, and governs the relationship between Intel and Mobileye. Unless otherwise required by the specific provisions of the Master Transaction Agreement, the Master Transaction Agreement will terminate on a date that is five years after the first date upon which Intel ceases to beneficially own at least 20% of our outstanding shares of common stock. The provisions related to our cooperation with Intel in connection with future litigation will survive seven years after the termination of the agreement, and certain other provisions including those related to indemnification by us and Intel will survive indefinitely.

Key provisions of the Master Transaction Agreement include: we will provide Intel, after the date that is 180 days after the closing of the Mobileye IPO or such earlier date as provided in the Master Transaction Agreement, with certain registration rights to register our common stock, because the shares of our common stock held by Intel after the Mobileye IPO are “restricted securities” as defined in Rule 144 under the Securities Act; we will cooperate with Intel, at its request, to accomplish a distribution by Intel of our common stock to Intel stockholders which is intended to qualify as a distribution under Section 355 of the Code, or any corresponding provision of any successor statute, and we have agreed to promptly take any and all actions reasonably necessary or desirable to effect any such distribution, in which Intel will determine, in its sole and absolute discretion, whether to proceed with all or part of the distribution, the date of the distribution and the form, structure and all other terms of any transaction to effect the distribution; so long as Intel beneficially owns at least 20% of our common stock, we will sell Intel our commercially available products, including EyeQ® SoCs, for internal use, but not for resale on a standalone or bundled basis; we and Intel agree to hold the other in most favored status with respect to products purchased or sold for internal use, meaning that the product prices, terms, warranties and benefits provided between us and Intel shall be comparable to or better than the equivalent terms being offered by the party providing the products to any single, present customer of such party; we have granted Intel a continuing right to purchase from us shares of Class A common stock or Class B common stock as is necessary for Intel to maintain an aggregate ownership interest of our common stock representing at least 80.1% of our common stock outstanding; we and Intel have cross-indemnities that generally place the financial responsibility on us and our subsidiaries for all liabilities associated with the current and historical Mobileye business and operations, and generally will place on Intel the financial responsibility for liabilities associated with all of Intel’s other current and historical businesses and operations, in each case regardless of the time those liabilities arise, and certain other indemnities; the Master Transaction Agreement contains a general release for liabilities arising from events occurring on or before the time of the Mobileye IPO; for so long as Intel provides us with accounting and financial services under the Administrative Services Agreement that we entered into with Intel, and to the extent necessary for the purpose of preparing financial statements or completing a financial statement audit, we will provide Intel as much prior notice as reasonably practical of any change in the independent certified public accountants to be used by us or our subsidiaries for providing an opinion on our consolidated financial statements; until the later of Intel ceasing to be a “controlling person” of us as defined in the Securities Act and such date that Intel ceases to provide us with legal, financial, or accounting services under the Administrative Services Agreement, we will comply with all Intel rules, policies, and directives identified by Intel as critical to legal and regulatory compliance, to the extent such rules, policies, and directives have been previously communicated to us, and will not adopt legal or regulatory policies or directives inconsistent with the policies identified by Intel as critical to legal and regulatory compliance; for a period of two years following the closing of the Mobileye IPO, we and Intel will not, directly or indirectly, solicit active employees of the other without prior consent by the other, provided we both have agreed to give such consent if either party believes, in good faith, that consent is necessary to avoid the resignation of an employee from one party that the other party would wish to employ; all outstanding options to purchase shares of Intel and all other Intel equity awards held by Mobileye Group employees at the time of the Mobileye IPO will continue to be outstanding until the earliest of (i) the date the award is exchanged pursuant to any issuer exchange offer undertaken by us and Intel, (ii) the date the award is exercised or expires under the terms of the applicable award agreement, and (iii) the date such award is canceled as a result of a Mobileye Group employee being terminated or, if later, the end of any post-termination exercise period specified in the award agreement or by the applicable equity plans’ administrative committees; immediately after completion of the Mobileye IPO (and after giving effect to the repayment of indebtedness by us to Intel and other transactions that occurred substantially concurrently with the Mobileye IPO), Intel agreed to ensure that we had $1.0 billion in cash, cash equivalents, or marketable securities; and Intel will use commercially reasonable efforts to provide three months’ advance notice to our board of directors in the event that Intel intends to pursue a transaction (even if no such transaction is imminent or probable at such time) which is reasonably expected to cause Intel’s ownership in us to fall below 50% of our total issued and outstanding shares of common stock.

In connection with the Mobileye IPO, we entered into a LiDAR Product Collaboration Agreement with Intel and a Technology and Services Agreement with Intel pursuant to which Intel granted us a limited license to sensitive core technology relating to lidar and radar, respectively. Pursuant to the LiDAR Product Collaboration Agreement, the license is limited to a particular lidar sensor system for ADAS and AV systems in automobiles and to certain types of customers (Tier 1s, OEMs and MaaS), and the development by us of any future products based on Intel technology will depend on future agreements. Further, we are not licensed to manufacture products based on Intel technology with anyone other than Intel. Pursuant to the Technology and Services Agreement, the license is limited to the development of a specific type of radar for specific applications, and any radar products that do not fall under the scope of the agreement will require a separate license from Intel, at Intel’s discretion. As a result, we will not own most new lidar and radar intellectual property, even if developed solely by us. If we are not able to continue to use or license sensitive core technology related to lidar and radar from Intel, we may not be able to secure alternatives in a timely manner or at all, and our ability to remain competitive would be harmed and that could adversely affect our business, results of operations and financial condition. See “Item 1A. Risk Factors — Risks Related to our Relationship with Intel and our Dual Class Structure — We may have conflicts of interest with Intel and, because of (i) certain provisions in our amended and restated certificate of incorporation relating to related person transactions and corporate opportunities, (ii) agreements we have with Intel in connection with the Mobileye IPO, and (iii) Intel’s controlling beneficial ownership interest in our company, we may not be able to resolve such conflicts on terms favorable to us.”

Several of our directors also serve as officers, directors and/or other positions at Intel. Mr. Gelsinger, the Chair of our Board of Directors, is the Chief Executive Officer and a director of Intel. Ms. Pambianchi, our director, is an Executive Vice President and the Chief People Officer of Intel. Mr. Huntsman, our director, is the co-chair of the Government Affairs Advisory Committee of Intel. Mr. Yeary, our director, is a director of Intel.

See the information under the heading “Item 13. Certain Relationships and Related Transactions, and Director Independence” which is incorporated herein by reference from our definitive proxy statement for the 2023 Annual Meeting of the Stockholders (the “2023 Proxy Statement”), which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2022.

Available Information

Our reports filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”), are available, free of charge, on our Investor Relations website at https://ir.mobileye.com/ as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an Internet site (www.sec.gov) that contains all of the documents we file with the SEC.

Information about our Executive Officers

Set forth below are the names, ages and positions as of the date hereof of our executive officers.

Name	Age	Position
Amnon Shashua	62	Chief Executive Officer, President, and Director
Anat Heller	45	Chief Financial Officer
Gavriel Hayon	53	Executive Vice President, Research and Development
Shai Shalev-Shwartz	47	Chief Technology Officer
Nimrod Nehushtan	33	Senior Vice President Business Development & Strategy, Co-Manager REM

Amnon Shashua is our co-founder and has been serving as our Chief Executive Officer and President since 2017 and as our director since our founding in 1999. He served as a Senior Vice President at Intel from 2017 to 2022, following our acquisition by Intel. Professor Shashua founded Mobileye in 1999. In addition to Mobileye, Professor Shashua has founded a number of startups in the fields of computer vision and machine learning, including CogniTens, which develops comprehensive dimensional measurement systems, which he founded in 1995 and has since been acquired, OrCam, which harnesses computer vision and AI to assist the visually and hearing impaired, which he co-founded in 2010 and serves as its Co-Chairman, and AI21 Labs, which works to use AI to understand and create natural language, which he co-founded in 2017 and serves as its Chairman. In 2019, Professor Shashua founded One Zero Digital Bank, a digital bank in Israel. In December 2021, Professor Shashua co-founded Mentee Robotics, which aims to build humanoid robots and has since been serving as its Chairman. Professor Shashua holds the Sachs Chair in Computer Science at the Hebrew University of Jerusalem, where he teaches and supervises graduate students. He has published 162 papers in the field of machine learning and computational vision and holds over 94 patents. Professor Shashua has been awarded prestigious prizes for his contributions to science and technology and is also the 2020 Dan David laureate in the field of AI awarded for his ground-breaking work in the field. In 2019, he was recognized as the Electronic Imaging Scientist of the Year by the Society for Imaging Science and Technology. Professor Shashua and his team were also finalists in the European Inventor Awards of 2019, awarded by the European Patent Office. In July 2022, Professor Shashua received the Mobility Innovator Award from the Automotive Hall of Fame.

Anat Heller has been serving as our Chief Financial Officer since 2018. Prior to her current position, Ms. Heller joined Mobileye in 2008 as our Corporate Controller and became our Director of Finance in 2016. Prior to joining Mobileye, Ms. Heller served as the deputy corporate controller at Lipman Electronics Engineering (formerly Nasdaq, TASE: LPMA), which was acquired by Verifone (NYSE: PAY). Ms. Heller was previously a senior associate at PricewaterhouseCoopers Israel. Ms. Heller earned her B.A. from The College of Management Academic Studies in Israel and is a licensed certified public accountant.

Gavriel Hayon has been serving as our Executive Vice President, Research and Development since 2018. Dr. Hayon joined Mobileye in 1999 as an algorithm developer and since then led teams responsible for computer vision algorithms and led the algorithms department. In 2004, Dr. Hayon became the Vice President of Research and Development, leading the development of and bringing to production multiple ADAS products. From 2017 to 2022, following our acquisition by Intel, Dr. Hayon served as a Vice President of Intel. Prior to his work at Mobileye, Dr. Hayon was an algorithms developer at Applied Materials (Nasdaq: AMAT). Dr. Hayon received his Ph.D. in AI from the Hebrew University, his M.Sc. in physics from the Weitzman Institute and his B.Sc. degree in physics from the Technion Israel Institute of Technology.

Shai Shalev-Shwartz has been serving as our Chief Technology Officer since 2018. From 2017 to 2022, following our acquisition by Intel, Professor Shalev-Shwartz served as a Senior Fellow of Intel. Professor Shalev-Shwartz is well known for his research in machine learning and was listed as one of the 100 most influential researchers worldwide in 2016 by AMiner. Professor Shalev-Shwartz is also a professor at the Rachel and Selim Benin School of Computer Science and Engineering at the Hebrew University of Jerusalem. In 2014, he co-authored a book used by major universities on theoretical machine learning: “Understanding Machine Learning From Theory to Algorithms.” Before joining Hebrew University and Mobileye, Mr. Shalev-Shwartz was a research assistant professor at Toyota Technological Institute in Chicago, and also worked in research at both Google (Nasdaq: GOOG) and IBM (NYSE: IBM). Professor Shalev-Shwartz has written more than 100 research papers, focusing on machine learning, online prediction, optimization techniques and practical algorithms. In 2020, he was awarded the prestigious Michael Bruno Award for his research and his contribution to computer science and engineering. Mr. Shalev-Shwartz earned his Ph.D. from the Hebrew University of Jerusalem.

Nimrod Nehushtan has been serving as our Senior Vice President of Business Development & Strategy and Co-Manager of REM since 2022. Prior to his current position, Mr. Nehushtan served as Co-General Manager of the REMTM division of Mobileye, overseeing product development and leading business operations and growth. Mr. Nehushtan joined Mobileye in 2017 as a Project Manager. Prior to joining Mobileye, Mr. Nehushtan was an engineer at Israel Aerospace Industries. Mr. Nehushtan earned his B.Sc. in mechanical engineering from Tel Aviv University.

Item 1A. Risk Factors

Risk Factor Summary

Our business is subject to a number of risks and uncertainties that you should understand before making an investment decision. These include:

●If we are unable to develop and introduce new solutions and improve existing solutions in a cost-effective and timely manner, our business, results of operations, and financial condition would be adversely affected.
●We invest significantly in research and development, and to the extent our research and development efforts are unsuccessful, our competitive position would be negatively impacted and our business, results of operations, and financial condition would be adversely affected.
●We operate in a highly competitive market.
●We have experienced and are continuing to experience constraints in the supply of our EyeQ® SoCs as the result of the global semiconductor shortage, and future shortages in the supply of our EyeQ® SoCs or other critical parts would adversely affect our business, results of operations, and financial condition.
●We face additional supply chain risks and risks of interruption of requisite services, including, as a result of our reliance on a single supplier or limited suppliers and vendors, for certain components, equipment, and services.
●Increases in costs of the materials and other components that we use in our solutions would adversely affect our business, results of operations, and financial condition.
●Our business may suffer from claims relating to, among other things, actual or alleged defects in our solutions, or if our solutions actually or allegedly fail to perform as expected, and publicity related to these claims could harm our reputation and decrease demand for our solutions or increase regulatory scrutiny of our solutions.
●We invest significant effort and money seeking OEM selection of our solutions, and there can be no assurance that these efforts will result in the selection of our solutions for use in production models. If we fail to achieve a design win after incurring substantial expenditures in these efforts, our future business, results of operations, and financial condition would be adversely affected.
●There is no guarantee that our customers will purchase our solutions in any certain quantity or at any certain price even after we achieve design wins, and there may be significant delays between the time we achieve a design win until we realize revenue from the vehicle model.
●We depend on a limited number of Tier 1 customers and OEMs for a substantial portion of our revenue, and the loss of, or a significant reduction in sales to, one or more of our major Tier 1 customers and/or the discontinued incorporation of our solutions by one or more major OEMs in their vehicle models would adversely affect our business, results of operations, and financial condition.
●We are highly dependent on the services of Professor Amnon Shashua, our President and Chief Executive Officer.
●If we are unable to attract, retain, and motivate key employees, then our business, results of operations, and financial condition would be adversely affected.
●We face integration risks and costs associated with companies, assets, employees, products, and technologies that we have or that we may acquire, including with our acquisition of Moovit.
●Interruptions to our information technology systems and networks and cybersecurity incidents could adversely affect our business, results of operations, and financial condition.
●Security breaches and other disruptions of our in-vehicle systems and related data could impact the safety of our end users and reduce confidence in us and our solutions.
●The current uncertain economic environment and inflationary conditions may adversely affect global vehicle production and demand for our solutions.

●If OEMs are unable to maintain and increase consumer acceptance of ADAS and autonomous driving technology, our business, results of operations, and financial condition would be adversely affected.
●We operate in an industry that is new and rapidly evolving.
●Our business, results of operations, and financial condition may be adversely affected by changes in automotive safety regulations or concerns that could increase our costs or delay or halt adoption of our solutions.
●The dual class structure of our common stock has the effect of concentrating voting control with Intel, and Intel will beneficially own shares of our Class B common stock, representing a majority of the shares of our common stock and approximately 99.3% of the voting power of our outstanding common stock as of December 31, 2022. This will limit or preclude your ability to influence corporate matters.
●We may have conflicts of interest with Intel, and because of (i) certain provisions in our amended and restated certificate of incorporation relating to related person transactions and corporate opportunities, (ii) agreements we have with Intel in connection with the Mobileye IPO, and (iii) Intel’s controlling beneficial ownership interest in our company, we may not be able to resolve such conflicts on terms favorable to us.

In addition to the other information included in this Annual Report on Form 10-K and in our other filings with the SEC, the following risk factors should be considered in evaluating our business and future prospects. These risk factors represent what we believe to be the known material risk factors with respect to us and our business. Our business, operating results, cash flows and financial condition are subject to these risks and uncertainties, any of which could cause actual results to vary materially from recent results or from anticipated future results. Additional risks or uncertainties not currently known to us, or that we currently deem immaterial, may also have a material adverse effect on our business, financial condition, prospects, results of operations, or cash flows. We cannot assure you that any of the events discussed in the risk factors below will not occur.

Risks Related to Our Business

If we are unable to develop and introduce new solutions and improve existing solutions in a cost-effective and timely manner, then our competitive position would be negatively impacted and our business, results of operations, and financial condition would be adversely affected.

Our business, results of operations, and financial condition depend on our ability to complete development of our existing ADAS and autonomous driving programs and to develop and introduce new and enhanced solutions that incorporate and integrate the latest technological advancements in sensing and perception technologies, software and hardware, and camera, radar, lidar, mapping, and AI technologies to satisfy evolving customer, regulatory, and safety rating requirements. For example, we will need to complete the development and achieve cost efficient production at scale of new generations of our EyeQ® SoCs and our software-defined radar, and source lidar cost effectively, which could include the development of our FMCW lidar, all of which are important components of our planned approach to address the AMaaS and consumer AV markets. This report contains descriptions of our current expectations regarding the years by which we expect to obtain engineering samples, commence production, or release our anticipated future solutions. These time periods are subject to significant uncertainty. We may encounter significant unexpected technical and production challenges, or delays in completing the development of these and other solutions and ramping production in a cost-efficient manner. The development of these and other new and enhanced solutions requires us to invest resources in research and development and also requires that we:

●design innovative, accurate, and safety- and comfort-enhancing functions that differentiate our solutions from those of our competitors;
●continuously improve the reliability of, and reduce and ultimately remove the requirement for human intervention with, our autonomous driving technology;
●cooperate effectively on new designs and development with our customers, suppliers and partners;

●respond effectively to technological changes and product announcements by our competitors; and
●adjust to changing customer requirements, market conditions, and regulatory and rating standards quickly and cost-effectively.

If there are delays in, or if we fail to complete when expected or at all, our existing and new development programs, we may not be able to satisfy our customers’ requirements, achieve additional design wins with existing or new customers, or achieve broader market acceptance of our solutions, and our business, results of operations, and financial condition would be adversely affected. In addition, the price of our solutions depends on the bundle included in the specific product. Our solutions have different margin profiles. As we develop, bundle, and sell full systems that include third-party hardware beyond EyeQ®, we expect that our gross margin will decrease on a percentage basis because of the greater third-party hardware content.

We invest significantly in research and development, and to the extent our research and development efforts are unsuccessful, our competitive position would be negatively impacted and our business, results of operations, and financial condition would be adversely affected.

To compete successfully, we must maintain successful research and development efforts, develop new solutions, and improve our existing solutions, all ahead of competitors. We are focusing our research and development efforts across several key emerging technologies, including computer vision, software-defined radar and FMCW lidar, the True Redundancy™ sensor fusion architecture, the REM™ mapping technology and our RSS model, and the Mobileye SuperVision™ Lite, Mobileye SuperVision™, Mobileye Drive™ and Mobileye Chauffeur™ systems. These are ambitious initiatives, and we cannot guarantee that all of these efforts will deliver the benefits we anticipate or be homologated as expected. We must make research and development investments based on our views of the most promising approaches to address future customer needs in rapidly evolving markets, and we cannot be certain that we will target out research and development investments appropriately, or correctly anticipate the manner in which these markets will evolve. To the extent our research and development efforts do not produce timely improvements in utility, accuracy, safety, cost and operational efficiency, our competitive position will be harmed. We do not expect all of our research and development investments to be successful. Some of our efforts to develop and market new solutions may fail, and the solutions we invest in and develop may be rejected by regulators or may not be well received by customers, who may adopt competing technologies. We make significant investments in research and development, and our investments at times may not contribute to our future operating results for several years, if at all, and such contributions at times may not meet our expectations or even cover the costs of such investments, which would adversely affect our business, results of operations, and financial condition.

We operate in a highly competitive market.

The ADAS and autonomous driving industries are highly competitive, and we expect they will become even more competitive in the future. Our future success will depend on, among other things, our ability to continue developing superior advanced technology to remain competitive with our existing and any new competitors. Competition is based on, among other things, cost efficiency, reliability, the ability to develop and deploy increasingly complex technologies that provide for vehicle, passenger, and pedestrian safety in compliance with existing and future regulations, the ability to gather or access large validation datasets in order to train the required software and to continuously harvest new data in real-time, the ability to cost-effectively deploy hardware, the ability to integrate technologies and hardware with overall vehicle design and production, adoption by OEMs, and the ability to develop and maintain strategic relationships with other participants in the automotive industry.

A significant and growing number of established and new technology companies and automobile manufacturers have entered, or are reported to have plans to enter, the market for ADAS and autonomous driving solutions. For example, certain of our competitors have announced that they are operating autonomous robotaxis. Some of our competitors have significantly greater or better-established resources than we do to devote to the design, development, manufacturing, distribution, promotion, sale, and support of their products. Automakers who seek to develop their own in-house solutions may also become indirect competitors. Some OEMs that have incorporated our solutions in the past have decided, and some OEMs that currently incorporate our solutions may decide to design in-house solutions to replace our solutions that they currently implement. For example, Tesla had previously incorporated our ADAS solutions in their vehicles but transitioned to their own in-house ADAS solutions. Mercedes-Benz is also employing its own in-house solutions, with others such as General Motors, NIO, Volvo Cars, and Xpeng Motors also pursuing in-house solutions for portions of the ADAS software stack. In addition, our Tier 1 customers may be developing or may in the future develop competing solutions.

Tier 1 automotive supplier competitors include Bosch, Continental, and Denso. Our competitors in the silicon provider category include Ambarella, Advanced Micro Devices, Arriver / Qualcomm, Black Sesame Technologies, Horizon Robotics, Huawei, NVIDIA, NXP, Renesas Electronics, and Texas Instruments.

Additional competitors that could emerge include large technology companies that are resource rich and able to deploy such resources to compete, as well as companies that are able to develop products that may not require the massive datasets upon which our technologies currently rely while still achieving the same effectiveness of algorithms.

In the autonomous driving market, including AMaaS and consumer AV, we face competition from technology companies, internal development teams from the automakers themselves, sometimes in combination with investments in early-stage autonomous vehicle technology companies, Tier 1 automotive suppliers, and robotaxi providers. AMaaS competitors include Aurora, Cruise, Motional, Pony.ai, Waymo, Yandex, and Zoox in the United States and Europe and Auto X, Baidu, Deeproute.ai, Didi Chuxing, Momenta, and WeRide in China. Consumer AV competitors include Apple, Sony, and Tesla, who are developing self-driving vehicles for consumers.

Moovit competes against urban mobility applications and MaaS solutions, which provide transportation services and navigation data to consumers. Moovit’s free application competition includes Alphabet, Apple, Citymapper and Transit. Moovit’s application also competes with on-demand service providers that provide multi-modal ride services and route planning through their own services including Lyft, TransLoc, Trapeze, Uber, and Via. See “Item 1.Business — Our Competition.”

We have experienced and are continuing to experience constraints in the supply of our EyeQ® SoCs as the result of the global semiconductor shortage, and future shortages in the supply of our EyeQ® SoCs or other critical parts would adversely affect our business, results of operations, and financial condition.

The semiconductor industry is experiencing widespread shortages of substrates and other components and available foundry manufacturing capacity, and we anticipate that such shortages will continue. These factors, combined with the long lead times associated with wafer production, have contributed to a shortage of semiconductors. During 2022 and 2021, STMicroelectronics, our sole supplier of EyeQ® SoCs, was not able to meet our demand for EyeQ® SoCs, causing a significant reduction in our inventory level, and we may continue to experience a shortfall of chips during 2023. We entered 2022 with significantly lower inventories of our EyeQ® SoCs as a result of the limited supply during 2021, and, due to continuing supply chain constraints, we may continue to operate with minimal or no inventory of EyeQ® SoCs or ECUs for our SuperVisionTM products on hand. As a result, we are substantially reliant on timely shipments of EyeQ® SoCs from STMicroelectronics and ECUs from Quanta Computer (or other suppliers) to fulfill customer orders and are unable to offset future supply constraints through the use of inventory on hand, In addition, without a solution to the shortages, we may continue to have insufficient inventory in subsequent fiscal years. Since our EyeQ® SoC is the core of our ADAS and autonomous driving solutions, continued shortages in the supply of sufficient EyeQ® SoCs to meet our production needs would impair our ability to meet our customers’ requirements in a timely manner, and would adversely affect our business, results of operations, and financial condition. The limited supply of EyeQ® SoCs has already led to rescheduling deliveries to our customers on certain occasions and may continue to cause delays in our ability to fulfill our customers’ orders as scheduled.

Moreover, global semiconductor shortages are continuing to constrain production and cause production delays by automakers, which we expect to result in reduced or delayed demand for our solutions. In addition, issues relating to the COVID-19 pandemic have led to port congestion and intermittent supplier shutdowns and delays in the delivery of critical components, resulting in additional expenses to expedite delivery of critical parts. Sustaining the proliferation of our solutions will require the readiness and solvency of our suppliers and vendors, a stable and motivated workforce, and ongoing government cooperation, including for travel and visa allowances, which many governments have restricted in connection with efforts to address the COVID-19 pandemic. In the future, to avoid supply chain constraints, we may build up inventories of EyeQ® SoCs which could require substantial amounts of capital. Furthermore, accumulating such inventories may expose us to risks regarding the obsolescence of such chips.

We depend on STMicroelectronics to manufacture our EyeQ® SoCs.

We currently purchase all of our EyeQ® SoCs from STMicroelectronics. Because of the complex proprietary nature of our EyeQ® SoCs, any transition from STMicroelectronics to a new supplier or, if there were a disaster at any of STMicroelectronics’ facilities involved in manufacturing our EyeQ® SoCs, bringing new facilities online, would take a significant period of time to complete and would likely result in our having insufficient inventory and adversely affect our business, results of operations, and financial condition. In addition, our contractual relationship with STMicroelectronics does not provide us with long-term pricing or quantity guarantees, and both we and STMicroelectronics are free to terminate the arrangement at any time. Further, we are vulnerable to the risk that STMicroelectronics may be unable to meet demand for our EyeQ® SoCs or cease operations altogether. Moreover, STMicroelectronics depends on Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) as its subcontractor to manufacture our EyeQ® SoCs, and as a result, we are also vulnerable to the risk that TSMC may be unable to meet demand or cease operations altogether. In addition, we may be affected by supply constraints and increased costs involving STMicroelectronics and TSMC resulting from the global semiconductor shortage. See “— We have experienced and may continue to experience constraints in the supply of our EyeQ® SoCs as the result of the global semiconductor shortage, and future shortages in the supply of our EyeQ® SoCs or other critical parts would adversely affect our business, results of operations, and financial condition.”

TSMC is located in Taiwan, and our ability to receive sufficient supplies of our EyeQ® SoCs could be adversely affected by events such as natural disasters in Taiwan, including earthquakes, drought and typhoons, the escalations of tensions between the People’s Republic of China and Taiwan, including resulting from the People’s Republic of China’s recent step up of military exercises around Taiwan, political unrest, trade restrictions, or war. These same factors may also adversely affect the global supply of microchips and cause additional constraints on global automotive production.

We face additional supply chain risks and risks of interruption of requisite services, including, as a result of our reliance on a single or limited suppliers and vendors, for certain components, equipment, and services.

A large number of suppliers and vendors provide materials, equipment, and services that are used in the production of our solutions and other aspects of our business. Where possible, we seek to have several sources of supply. However, for certain materials, equipment, and services, we rely on a single or a limited number of direct and indirect suppliers and vendors, or upon direct and indirect suppliers and vendors in a single location. In addition, direct and indirect supplier and vendor consolidation or business failures can impact the nature, quality, availability, and pricing of the products and services available to us. For example, we currently depend on Amazon Web Services for cloud services in connection with our REM™ mapping system, Roadbook™, and AMaaS solutions including the Moovit platform, and a failure of such cloud services would result in interruptions to our services. In addition, the semiconductor industry is experiencing widespread shortages of substrates. See “— We have experienced and are continuing to experience constraints in the supply of our EyeQ® SoCs as the result of the global semiconductor shortage, and future shortages in the supply of our EyeQ® SoCs or other critical parts would adversely affect our business, results of operations, and financial condition” and “— We depend on STMicroelectronics to manufacture our EyeQ® SoCs.”

Finding and qualifying alternate or additional suppliers and vendors is often a lengthy process and can lead to production delays, interruptions to our services, or additional costs, and such alternatives are sometimes not available at all. The inability of suppliers or vendors to deliver necessary production materials, equipment, or services can disrupt the production processes of our solutions and make it more difficult for us to implement our business strategy. Suppliers and vendors periodically extend lead times, face capacity constraints, limit supplies, increase prices, experience quality issues, or encounter cybersecurity or other issues that can interrupt or increase the cost of our supply and services. Production of our solutions can be disrupted by the unavailability of resources, such as water, silicon, electricity, gases, and other materials. The unavailability or reduced availability of materials or resources would require us to reduce production or incur additional costs, which would harm our business and results of operations.

We also rely on third-party providers to manufacture, assemble, and test certain components and products. From time to time, these third parties are unable to perform these services on a timely or cost-effective basis, in sufficient volumes, or at all. In some cases, there are limited or no readily available satisfactory alternate providers. In any of these circumstances, we can encounter supply delays or disruptions or incur additional costs that could prevent us from meeting customer demand and/or adversely affect our business and financial results. We typically have less control over delivery schedules, design and manufacturing co-optimization, manufacturing yields, quality, product quantities, and costs for components and products that are manufactured or supplied by third parties. Delays or quality issues with one component could limit our ability to manufacture the entire completed product.

Moreover, increased regulation or stakeholder expectations regarding responsible sourcing practices could cause our compliance costs to increase, or result in publicity that negatively affects our reputation. Moreover, given that we use several materials and services and rely on several suppliers and vendors, but do not directly control the procurement or employment practices of such suppliers and vendors, we could be subject to financial or reputational risks as a result of our suppliers’ and vendors’ conduct. To the extent we are unable to manage these risks, our ability to timely supply competitive solutions will be harmed, our costs will increase, and our business, results of operations, and financial condition would be adversely affected.

Increases in costs of the materials and other components that we use in our solutions would adversely affect our business, results of operations, and financial condition.

Significant changes in the markets in which we purchase materials, components, and supplies for the production of our solutions may adversely affect our profitability. Our contractual relationship with STMicroelectronics, our sole supplier of EyeQ® SoCs, and with other suppliers does not provide us with long-term pricing or quantity guarantees. As a result of the global semiconductor shortage and inflationary pressures, we have experienced, continue to experience, and expect to experience in 2023 increases in the cost of our EyeQ® SoCs. We are seeking to adjust the prices charged to our customers to offset these cost increases, but anticipate that, despite such price increases, our gross margin will decrease, at least in the short term, as a result of these cost increases. Competitive and market pressures limit our ability to recover increases in costs through increases in prices we charge to our customers, and, even where we are able to achieve price increases that would offset such increased costs, in some cases there may be a delay before we are able to do so. The inability to pass on price increases to our customers when raw material or component prices increase rapidly or are significantly higher than historic levels would adversely affect our business, results of operations, and financial condition.

In addition, the prices of our solutions depend on the bundle of applications that are included in the specific product, and our prices vary significantly across our solutions. Our solutions have different margin profiles, which vary between solutions depending on the amount, number, and type of components that we deliver. If we fail to maintain our solutions mix or maintain our gross margin and operating margin, our business, results of operations, and financial condition would be adversely affected.

Our business may suffer from claims relating to, among other things, actual or alleged defects in our solutions, or if our solutions actually or allegedly fail to perform as expected, and publicity related to these claims could harm our reputation and decrease demand for our solutions or increase regulatory scrutiny of our solutions.

Our software and hardware, including our EyeQ® SoCs, are complex and, from time to time, have had, and could have or could be alleged to have, defects in design or manufacturing, security vulnerabilities or other errors, failures, or other issues of not functioning in accordance with their specifications or as expected. Some errors or defects in our solutions have been, and could be, initially undetected and only discovered after they have been tested, commercialized, and deployed by customers. Alleged or actual defects in any of our solutions could result in adverse publicity for us, warranty claims, litigation against us, legal expenses and damages, our customers never being able to commercialize technology incorporating our solutions, negative publicity for our customers, and other consequences. Errors, defects, or security vulnerabilities could result in serious injury to or death of the end users of vehicles incorporating our solutions, or those in the surrounding area, including as a result of traffic accidents and collisions. If that is the case, we would incur significant additional development costs and product recall, repair, or replacement costs.

If any of our solutions are or are alleged to be defective, we may be required to participate in a recall involving such solutions. Each vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers. However, as suppliers become more integrally involved in the vehicle design process, OEMs may look to their direct and indirect suppliers for contribution when faced with recalls and product liability claims. OEMs also require their suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties.

Depending on the terms under which we supply products to a Tier 1 customer or OEM, vehicle manufacturers have held and may attempt to hold us responsible for some or all of the repair or replacement costs of defective products under new vehicle warranties when the OEM asserts that the solution supplied did not perform as warranted. Our potential liability may increase to the extent that OEMs increasingly purchase our products directly, as opposed to incorporating our solutions through indirect purchases from our Tier 1 customers. Although we regularly evaluate the level of our reserves for warranty claims and adjust them when appropriate, final amounts determined to be due in respect of warranty claims could differ materially from our recorded estimates. Product liability, warranty, and recall costs would have an adverse effect on our business, results of operations, and financial condition. In addition, product liability claims present the risk of protracted litigation, legal fees, and diversion of management’s attention from the operation of our business, even if our defense of these claims is ultimately successful.

While STMicroelectronics is responsible for quality control and procedures for testing and manufacturing our EyeQ® SoCs to our specifications, we retain liability for failure in production caused by defective EyeQ® SoC design or error. Although we use disclaimers, limitations of liability, and similar provisions in our agreements, there is no assurance that any or all of these provisions will prove to be effective barriers to product liability claims. In addition, although we currently maintain product liability insurance program, there is no assurance that such insurance will be adequate to cover any or all of our potential losses as a result of large deductibles and broad exclusions. Our insurers may also discontinue our insurance coverage, and we may be unable to find replacement insurance on acceptable terms, or at all.

Furthermore, the automotive industry in general is subject to significant litigation claims due to the potentially severe consequences of traffic collisions or other accidents. As a provider of solutions related to, among other things, preventing traffic collisions and other accidents, we could be subject to litigation for traffic collisions or other accidents, even if our solutions or their features or the failure thereof did not cause any particular traffic collision or accident. Our technology has been involved, and we expect in the future will be involved, in accidents resulting in death or personal injury, and such accidents where our solutions or their features are involved may be the subject of significant public attention. There also remains significant uncertainty in the legal implications to providers of emerging ADAS and autonomous driving technologies of traffic collisions or other accidents involving such technologies, particularly given variations in legal and regulatory regimes that are emerging in different jurisdictions, and we may become liable for losses that exceed the current industry norms as the regulatory and legal landscape develops. In addition, because ADAS and autonomous driving technologies rely on products and services provided by third parties, there is the potential that the failure of such third-party products or services that affect the performance of EyeQ® SoCs, notwithstanding the absence of any defect in design or manufacture or other failure in EyeQ® SoCs themselves, could result in additional claims being made against us.

Publicity regarding claims involving our solutions can also have an adverse effect on our reputation and the reputation for ADAS and autonomous driving solutions, which could decrease consumer demand for vehicles incorporating these technologies. Further, enhanced publicity surrounding such claims may also increase the regulatory scrutiny of our platforms, which could have a material adverse effect on our ability to complete our business plans.

We invest significant effort and money seeking OEM selection of our solutions, and there can be no assurance that these efforts will result in the selection of our solutions for use in production models. If we fail to achieve a design win after incurring substantial expenditures in these efforts, our future business, results of operations, and financial condition would be adversely affected.

We invest significant effort and money from the time of our initial contact with an OEM to the time when the OEM chooses our technology for ADAS or autonomous driving applications to be incorporated into one or more specific vehicle models to be produced by the OEM. This selection process is known as a “design win.” We could expend significant resources pursuing, but fail to achieve, a design win. After a design win, it is typically difficult for a product or technology that did not receive the design win to displace the winner until the OEM issues a new request for quotation because an OEM will generally not change complex technology already integrated in its systems until a vehicle model is revamped. In addition, the firm with the winning design may have an advantage with the OEM going forward because of the established relationship between the winning firm and the OEM, which would make it more difficult for that firm’s competitors to win the designs for other production models. If we fail to win a significant number of OEM design competitions in the future, then our business, results of operations, and financial condition would be adversely affected.

There is no guarantee that our customers will purchase our solutions in any certain quantity or at any certain price even after we achieve design wins, and there may be significant delays between the time we achieve a design win until we realize revenue from the vehicle model.

We generally do not have contracts with customers that require them to purchase our solutions in any certain quantity or at any certain price, and our sales could be less than we forecast if a vehicle model for which we achieved a design win is unsuccessful, including for reasons unrelated to our solutions, if an OEM decides to discontinue or reduce production of a vehicle model or of the use of our solutions in a vehicle model, or if we face downward pricing pressure. As a result, achieving design wins is not a guarantee of revenue, and our sales may not correlate with the achievement of additional design wins. Moreover, pricing estimates are made at the time of a request for quotation by an OEM, so that worsening market or other conditions between the time of a request for quotation and an order for our solutions may require us to sell our solutions for a lower price than we initially expected. Due to the recent global material shortage, we have been working with our customers to ensure they commit to certain volumes in order to secure quantities. However, we have not committed to supply such volumes and the volumes we supply will depend upon market conditions. We may also face pricing pressures from our customers as a result of their restructuring, consolidation, and cost-cutting initiatives or as a result of increased competition. As a particular solution matures and unit volumes increase, we also generally expect its average selling price (“ASP”) to decline. In addition, there are generally step-downs in pricing over periods of production as volumes ramp up. If we are unable to generate sufficient production cost savings or introduce solutions with additional features and functionality at higher price points to offset price reductions, then our business, results of operations, and financial condition would be adversely affected.

Furthermore, our solutions are technologically complex, incorporate many technological innovations, and are typically subject to significant safety testing, and OEMs generally must make significant commitments of resources to test and validate our solutions before including them in any particular vehicle model. The integration cycles of our solutions with new OEMs are approximately one to three years after a design win, depending on the OEM and the complexity of the solution. These integration cycles result in our investment of resources prior to realizing any revenue from a vehicle model. An OEM may choose to cancel production of the vehicle model for which we achieved the design win or cancel or postpone the vehicle model. Our ADAS and autonomous driving solutions control various vehicle functions including engine, transmission, safety, steering, navigation, acceleration, and braking and therefore must be integrated effectively with the other systems of the vehicle developed by the OEM, our Tier 1 customers, and other suppliers, and we may be unable to achieve the requisite level of interoperability in a vehicle model for our solutions to be implemented even after a design win.

In connection with our design wins, we typically receive preliminary estimates from OEMs of their anticipated production volumes for the models relating to those design wins, and we have included information in this Annual Report on Form 10-K relating to the aggregate vehicles represented by certain of those estimates. Those estimates may be revised significantly by the OEMs, potentially multiple times, and may not be representative of future production volumes associated with those design wins, which could be significantly higher or lower than estimated. For example, several automakers have decreased their initial 2023 vehicle production projections, and we have adjusted our forecasts accordingly. Furthermore, long development cycles or vehicle model cancellations or postponements would adversely affect our business, results of operations, and financial condition. In addition, in prior periods, certain Tier 1 customers increased their orders for components and parts, including our solutions, to counteract the impact of supply chain shortages for auto parts, and we expect these Tier 1 customers will utilize accrued inventory on hand before placing new orders to meet the demand of OEMs in current or future periods. As a result, some demand for our solutions and the corresponding revenue from these customers were shifted to earlier time periods than otherwise would have occurred absent a general supply chain shortage and inflationary environment.

We depend on a limited number of Tier 1 customers and OEMs for a substantial portion of our revenue, and the loss of, or a significant reduction in sales to, one or more of our major Tier 1 customers and/or the discontinued incorporation of our solutions by one or more major OEMs in their vehicle models would adversely affect our business, results of operations, and financial condition.

We supply OEMs with the EyeQ® platform directly or through our arrangements with automotive system integrators, known as Tier 1 automotive suppliers, which are direct suppliers to OEMs. In 2022, our three largest Tier 1 customers, who were ZF, Valeo, and Aptiv, accounted for 38%, 18%, and 15%, respectively, of our revenue, compared to 35%, 19%, and 17%, respectively, in 2021. Moreover, in 2022, 11%, 11%, 11%, and 11% of our revenue was derived from the incorporation of our solutions into the vehicle models of four OEMs and a total of 77% of our revenue was derived from the incorporation of our solutions into the vehicle models of eight OEMs (including those four) through our Tier 1 customers. We have not executed written agreements with these Tier 1 customers but rather provide our solutions to such customers pursuant to standard purchase orders under our general terms and conditions, pursuant to which they are generally not obligated to purchase our solutions in any certain quantity or at any certain price. See “— There is no guarantee that our customers will purchase our solutions in any certain quantity or at any certain price even after we achieve design wins, and there may be significant delays between the time we achieve a design win until we realize revenue from the vehicle model.” Notwithstanding the foregoing, as a result of global shortages, some of our customers, including our top three Tier 1 customers, have committed to purchasing minimum quantities of certain solutions in 2023.

We believe our business, results of operations, and financial condition for the foreseeable future will likely continue to depend on sales to a relatively small number of Tier 1 customers and the incorporation of our solutions by a relatively small number of OEMs in their vehicle models. In the future, our current Tier 1 customers may decide not to purchase our solutions, may purchase fewer of our solutions than they did in the past, or may alter their purchasing patterns, and OEMs may discontinue incorporation of our solutions in their vehicle models, including as a result of a transition to in-house solutions or solutions provided by our competitors, or their individual or aggregate production levels may decline due to a number of factors, including supply chain challenges and macroeconomic conditions. Further, the amount of revenue attributable to any single Tier 1 customer, or our Tier 1 customer concentration generally, may fluctuate in any given period. The loss of one or more key Tier 1 customers, a reduction in sales to any key Tier 1 customer, the discontinued or decreased incorporation of our solutions by a key OEM, or our inability to attract new significant Tier 1 customers and OEMs would negatively impact our revenue and adversely affect our business, results of operations, and financial condition.

The success of our AMaaS solutions will depend on their effective deployment and operation by third parties.

The success of our AMaaS directed solutions will depend on our customers and partners, such as transportation network companies, effectively deploying and operating our solution in the future, and their failure to do so may result from factors outside our control. We are collaborating with various business-to-business and business-to-consumer channels for the purpose of deploying Mobileye Drive™. As part of our business-to-business go-to-market strategy, we expect to sell and integrate Mobileye Drive™ to a range of shuttle network operators and vehicle OEMs that intend to operate consumer-facing AMaaS, transportation on demand, and delivery services. Additionally, as part of our business-to-customer go-to-market strategy, we expect to deploy Mobileye Drive™-enabled AMaaS offerings by integrating them with our self-driving vehicles in partnership with transportation network companies, such as SIXT. Such third parties may also terminate our partnerships with them. Any failures by third parties to effectively deploy and operate our AMaaS solutions, or the termination of our relationships with any such third parties, would adversely affect our business, results of operations, and financial condition.

Developing RoadBook™ depends on continued cooperation by OEMs.

The success of our Cloud-Enhanced Driver Assist, SuperVisionTM-Lite, SuperVisionTM, Mobileye ChauffeurTM and Mobileye DriveTM systems requires significant amounts of fresh mapping data from series production vehicles around the world in order to develop RoadBook™. We currently have agreements in place that provide OEMs with economic benefits or technological advantages to provide us with data arriving from OEM series production vehicles, but there is no guarantee that we can keep such agreements in place or that OEMs will continue to cooperate with us. If we are not able to obtain mapping data for RoadBook™, our Cloud-Enhanced Driver Assist, SuperVisionTM-Lite, SuperVisionTM, Mobileye ChauffeurTM and Mobileye DriveTM systems will not perform as expected, which would adversely affect our business, results of operations, and financial condition.

We are highly dependent on the services of Professor Amnon Shashua, our President and Chief Executive Officer.

We are highly dependent on Professor Shashua, our President and Chief Executive Officer. While Professor Shashua is highly active in our management and allocates a significant amount of time to our company, he does not devote his full time and attention to our company. For example, Professor Shashua is also the Chairman and co-founder of AI21 Labs, which works to use AI to understand and create natural language, the Co-Chairman and co-founder of OrCam, which harnesses computer vision and AI to assist the visually and hearing impaired, the Founder of One Zero Digital Bank, an entirely digital independent bank being developed in Israel, the Chairman and co-founder of Mentee Robotics, which aims to build humanoid robots, and the Sachs Chair in Computer Science at the Hebrew University of Jerusalem, where he teaches and supervises graduate students. Professor Shashua may also become involved in additional ventures from time to time. The loss of Professor Shashua, or a significant diminution in his contribution to us, would adversely affect our business, results of operations, and financial condition.

If we are unable to attract, retain, and motivate key employees, then our business, results of operations, and financial condition would be adversely affected.

Hiring and retaining qualified executives, developers, engineers, technical staff, and sales representatives are critical to our business. The competition for highly skilled employees in our industry is increasingly intense. Competitors for technical talent increasingly seek to hire our employees. Changes in the interpretation and application of employment-related laws to our workforce practices may also result in increased operating costs and less flexibility in how we meet our changing workforce needs. To help attract, retain, and motivate qualified employees, we intend to use employee incentives such as share-based awards. Our employee hiring and retention also depend on our ability to build and maintain a diverse and inclusive workplace culture and be viewed as an employer of choice. If our share-based or other compensation programs and workplace culture cease to be viewed as competitive, our ability to attract, retain, and motivate employees would be weakened, which would harm our results of operations. Equity compensation has been, and will continue to be, an important part of our future compensation strategy and a significant component of our future expenses, which we expect to increase over time. Moreover, sustained declines in our stock price can reduce the retention value of our share-based awards. If we do not effectively hire, onboard, retain, and motivate key employees, then our business, results of operations, and financial condition would be adversely affected.

Changes in our management team can also disrupt our business. Our management and senior leadership team has significant industry experience, and their knowledge and relationships would be difficult to replace. Leadership changes may occur from time to time, and we cannot predict whether significant resignations will occur or whether we will be able to recruit qualified personnel. In addition, the relationships and reputation that members of our management and key leadership have established and maintain with our Tier 1 customers and OEMs contribute to our ability to maintain strong relationships with key partners and to identify new business opportunities.

As part of the Reorganization, we have also recruited certain employees relating to the Mobileye business from Intel. The failure to successfully transition and assimilate key employees would adversely affect our results of operations.

We face integration risks and costs associated with companies, assets, employees, products, and technologies that we have or that we may acquire, including with our acquisition of Moovit.

We have in the past and, if we are presented with appropriate opportunities, we may in the future acquire or make investments in complementary companies, assets, employees, products, and technologies. We face risks, uncertainties, and disruptions associated with the integration process of any such acquisitions or investments, including difficulties in the integration of the operations of an acquired company, integration of acquired technology with our solutions, diversion of our management’s attention from other business concerns, the potential loss of key employees or customers of the acquired business, and our inability to achieve the strategic goals of such acquisitions and investments. For example, Intel acquired Moovit in May 2020 to accelerate our MaaS offering. On May 31, 2022, we legally acquired the Moovit entities from Intel in connection with the Mobileye IPO, and we may be unable to successfully integrate Moovit’s MaaS platform into our business and may fail to achieve the financial and strategic objectives of the acquisition of Moovit. We have also integrated a number of Intel employees to support and accelerate the development of EyeQ Kit™. We may fail to make any or satisfactory returns on our acquisition of Moovit or any other investment, acquisition, or integration of employees, which could result in an impairment of goodwill and other assets and restructuring charges. Any failure to successfully integrate other companies, assets, employees, products, or technologies that we have or may acquire will adversely affect our business, results of operations, and financial condition. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions or investments, the issuance of which could be dilutive to our existing stockholder.

We may need to raise additional capital in the future, which may not be available on terms acceptable to us, or at all.

A majority of our operating expenses are for research and development activities. Our capital requirements will depend on many factors, including, but not limited to:

●	technological advancements;
●	market acceptance of our solutions and solution enhancements, and the overall level of sales of our solutions;
●	research and development expenses;
●	our relationships with our customers and suppliers;
●	our ability to control costs;
●	sales and marketing expenses;
●	enhancements to our infrastructure and systems and any capital improvements to our facilities;
●	potential acquisitions of businesses and product lines; and
●	general economic conditions, including the effects of the COVID-19 pandemic, inflation, rising interest rates, and international conflicts and their impact on the automotive industry in particular.

If our capital requirements are materially different from those currently planned, we may need additional capital sooner than anticipated. If additional funds are raised through the issuance of equity or convertible debt securities, our stockholders may be diluted. Additional financing may not be available on favorable terms, on a timely basis, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to continue our operations as planned, develop or enhance our solutions, expand our sales and marketing programs, take advantage of future opportunities, or respond to competitive pressures.

We are affected by fluctuations in currency exchange rates, including those in connection with recent inflationary trends in the United States.

We are exposed to adverse as well as beneficial movements in currency exchange rates. Our functional currency is the U.S. dollar, and we incur financial expenses in connection with fluctuations in value due to foreign exchange differences between our monetary assets and liabilities denominated in New Israeli Shekels and, to a much lesser extent, the Euro, the Chinese Yuan, the Japanese Yen, and other currencies. Although most of our sales occur in U.S. dollars, and our financial results are reported in U.S. dollars, the vast majority of our payroll and other operating expenses are accrued in New Israeli Shekels. For example, there recently has been a substantial increase in the volatility of the Israeli Shekel, causing the value of the Israeli Shekel to depreciate against the U.S. dollar. An increase in the value of the dollar will increase the real cost to our customers of our solutions in those markets outside the U.S. where we sell in dollars, and a weakened dollar will increase the cost of expenses such as payroll, utilities, tax, marketing expenses, and capital expenditures. Changes in exchange rates would adversely affect our business, results of operations, and financial condition.

Our historical financial information may not be representative of our results as an independent public company.

The historical financial information included in this Annual Report on Form 10-K may not necessarily reflect our results of operations, financial position, and cash flows in the future or what they would have been had we been a separate, stand-alone company during the years presented. Our historical financial data presented in this report includes costs of our business, which may not, however, reflect the expenses we would have incurred as a stand-alone company for the years presented. Actual costs that may have been incurred if we had operated as a stand-alone company would depend on a number of factors, including the chosen organizational structure, the outsourcing of certain functions, and other strategic decisions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical financial statements and the accompanying notes included elsewhere in this report.

The COVID-19 pandemic has adversely affected significant portions of our business and could have a continued adverse impact on our business, results of operations, and financial condition.

The COVID-19 pandemic has adversely affected significant portions of our business and could have a continued adverse effect on our business, results of operations, and financial condition. Authorities have imposed, and businesses and individuals have implemented from time to time, numerous measures to try to contain the virus and its variants or treat its impact, such as travel bans and restrictions, quarantines, shelter- in-place/stay-at-home and social distancing orders, shutdowns, and vaccine requirements. These measures have impacted and if reinstated may further impact our workforce and operations, the operations of our customers, and those of our and their respective suppliers and partners. We have experienced, and could in the future experience, reduced workforce availability at some of our sites, construction delays, and reduced capacity at some of our suppliers. Restrictions on our operations or workforce, or of those of our suppliers, and transportation restrictions or disruptions, can limit our ability to meet customer demand. Our customers have experienced, and may in the future experience, disruptions in their operations and supply chains, which can result in delayed, reduced, or cancelled orders or collection risks. Any such occurrences would adversely affect our business, results of operations, and financial condition.

The pandemic has caused us to modify our business practices, including with respect to employee travel, employee work locations, cancellation of physical participation in meetings, events, and conferences, and social distancing measures. We may take further actions to prevent infections as required by government authorities or others, or that we determine are in the best interests of our employees, customers, suppliers, and partners. Work-from-home and other measures introduce additional operational risks, including cybersecurity risks, and have affected the way we conduct development, validation, and qualification of our solutions and other activities. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and illness and workforce disruptions could lead to unavailability of key personnel and harm our ability to perform critical functions.

The pandemic has significantly increased economic and demand uncertainty, and has led to volatility in capital markets and credit markets. See “— General Risks — Global or regional conditions can adversely affect our business, results of operations, and financial condition.” Restrictions imposed on travel and reduced operations or closures of OEM manufacturers or dealerships that sell vehicle models that implement our solutions could result in challenges in or postponements for deployments of our new and existing solutions.

Given the continued and substantial economic uncertainty and volatility created by the pandemic, it is difficult to predict the nature and extent of impacts on demand for our solutions.

The degree to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including the duration and severity of the pandemic, the actions taken to contain the virus and its variants or treat their impact, other actions taken by governments, businesses, and individuals in response to the virus and resulting economic disruption, and how quickly and to what extent normal economic and operating conditions can resume. Additional impacts and risks may arise that we are not aware of or able to respond to effectively. We are similarly unable to predict the extent of the impact of the pandemic on our customers, suppliers, and other partners, but an adverse effect on these parties could also adversely affect us. The impact of COVID-19 can also exacerbate other risks discussed in this Risk Factors section and throughout this report.

We are a holding company.

We are a holding company. Accordingly, our ability to conduct our operations, service any debt that we may incur, and pay dividends, if any, is dependent upon the earnings from the business conducted by our subsidiaries. The distribution of those earnings or advances or other distributions of funds by our subsidiaries to us, as well as our receipt of such funds, are contingent upon the earnings of our subsidiaries and are subject to various business considerations and applicable law, including the laws of Israel. If our subsidiaries are unable to make sufficient distributions or advances to us, or if there are limitations on our ability to receive such distributions or advances, we may not have the cash resources necessary to conduct our corporate operations, which could adversely affect our business, results of operations, and financial condition.

Risks Related to Privacy, Data, and Cybersecurity

Interruptions to our information technology systems and networks and cybersecurity incidents could adversely affect our business, results of operations, and financial condition.

We collect and maintain information in digital form that is necessary to conduct our business, and we rely on information technology systems and networks (“IT systems”) to process, transmit, and store electronic information, and to manage or support our business and consumer facing activities. Our operations routinely involve receiving, storing, processing, and transmitting confidential or sensitive information pertaining to our business, customers, suppliers, employees, and other sensitive matters, including trade secrets, other proprietary business information, and personal information. Although we have established physical, logical, electronic, and organizational measures designed to safeguard and secure our systems to prevent a data breach or compromise, and to prevent damage to or downtime of our systems, and although we rely on commercially available systems, software, tools, and monitoring to provide security for our IT systems and the processing, transmission, and storage of digital information, we cannot guarantee that such measures will be adequate to detect, prevent, or mitigate cyber incidents. The implementation, maintenance, segregation, and improvement of these measures requires significant management time, support, and cost. Moreover, there are inherent risks associated with developing, improving, expanding, and updating current systems, including the disruption of our data management, procurement, production execution, finance, supply chain, and sales and service processes. These risks may affect our ability to manage our data and inventory, procure parts or supplies, or produce, sell, deliver, and service our solutions, adequately protect our intellectual property, or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations, and contracts.

We cannot be sure that the IT systems upon which we rely, including those of our third-party vendors or suppliers, will be effectively implemented, maintained, or expanded as planned. While cyberattacks against our third-party vendors or suppliers have not materially adversely affected us to date, future cyberattacks on such third parties may cause significant disruptions and materially adversely affect our business, results of operations, and financial condition. In addition, despite the implementation of preventative and detective security controls, such IT systems are vulnerable to damage, shutdown, or interruption from a variety of sources, including telecommunications or network failures or interruptions, system malfunction, natural disasters, terrorism, and war. Additionally, our IT systems and products may be vulnerable to malicious acts by hackers, including through use of computer viruses, malware (including ransomware), phishing attacks, or denial of service attacks.

We regularly face attempts by others to gain unauthorized access, or to introduce malicious software, to our IT systems. Individuals or organizations, including malicious hackers, state-sponsored organizations, insider threats, including employees and third-party service providers, or intruders into our physical facilities, at times may attempt to gain unauthorized access to or corrupt our IT systems, products, or services. Due to the widespread use of our solutions, we are a target for computer hackers and organizations that intend to sabotage, take control of, or otherwise corrupt our processes, solutions, and services. We are also a target for malicious attackers who attempt to gain access to our network or data centers or those of our suppliers, customers, partners, or end users, steal proprietary information related to our business, products, employees, suppliers, and customers, interrupt our infrastructure, systems, and services or those of our suppliers, customers, or others, or demand ransom to return control of such systems and services. Such attempts are increasing in number and in technical sophistication, and if successful, expose us and the affected parties to risk of loss or misuse of confidential or other proprietary or commercially sensitive information, compromise personal information regarding users or employees, disrupt our business operations, and jeopardize the security of our facilities. Our IT infrastructure also includes products and services provided by third parties, and these providers may experience breaches of their systems and products that impact the security of our systems and our proprietary or confidential information.

We have experienced data breaches, cyberattacks, attempts to breach our systems, and other similar incidents, none of which have resulted in a material adverse impact to our business or operations, but there can be no guarantee we will not experience an incident that would have such an impact. Such incidents, whether or not successful, could result in our incurring significant costs related to, for example, rebuilding internal systems, writing down inventory value, implementing additional threat protection measures, providing modifications to our solutions, defending against litigation, responding to regulatory inquiries or actions, paying damages, providing customers with incentives to maintain the business relationship, or taking other remedial steps with respect to third parties, as well as reputational harm. In addition, cybersecurity threats are constantly evolving, thereby increasing the difficulty of successfully defending against them or implementing adequate preventative measures. As a result of the COVID-19 pandemic, remote work and remote access to our systems have increased significantly, which also increases our cybersecurity attack surface. There has also been an increase in cyberattack volume, frequency, and sophistication driven by the global enablement of remote workforces. We seek to detect and investigate unauthorized attempts and attacks against our network and solutions and to prevent their recurrence where practicable through changes to our internal processes and tools and changes or updates to our solutions. However, despite the implementation of preventative and detective security controls, we, and the third parties upon which we rely, remain potentially vulnerable to additional known or unknown cybersecurity threats. In some instances, we, our suppliers, our customers, and end users, can be unaware of an incident or its magnitude and effects. Even when a security breach is detected, the full extent of the breach may not be determined, and even if determined, a full investigation may require time and resources. Any actual or perceived security incident could result in, among other things, unfavorable publicity, governmental inquiry and oversight, difficulty in marketing our services, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties, including our customers, and possible financial obligations for damages related to the theft or misuse of such information or inventory, any of which would adversely affect our business, results of operations, and financial condition.

Security breaches and other disruptions of our in-vehicle systems and related data could impact the safety of our end users and reduce confidence in us and our solutions.

Our ADAS and autonomous driving systems contain complex information technology. These systems may affect the control of various vehicle functions including engine, transmission, safety, steering, navigation, acceleration, and braking. We have designed, implemented, and tested security and safety measures intended to prevent unauthorized access to these systems. However, hackers may attempt in the future to gain unauthorized access to modify, alter, and use such systems to gain control of, or to change, the functionality, user interface and performance characteristics of vehicles incorporating our solutions, or to gain access to data stored in or generated by the vehicle. In addition, as we transition to offering solutions that involve cloud-based solutions, including increased car connectivity and over-the-air updates, our solutions may increasingly be subject to cyber threats.

We also transmit and store RoadBook™ data on the cloud with Amazon Web Services, and we depend on Amazon Web Services for securing their underlying infrastructure for the data stored on it. Hackers may attempt to infiltrate, steal, corrupt, or manipulate such data on the cloud, which could also result in our in-vehicle systems malfunctioning.

Malicious cybersecurity attacks against our in-vehicle systems that relate to automotive safety and related data, such as the data described in the preceding sentence, could potentially lead to bodily injury or death of end users, passengers, and others. Any unauthorized access to or control of vehicles incorporating our solutions or their systems could adversely impact the safety of those vehicles or outside such vehicles, or result in legal or regulatory claims or proceedings, liability, or regulatory penalties. Moreover, new laws, such as the new data law in Massachusetts that would permit third-party access to vehicle data and related systems, could expose our vehicle systems and vehicles incorporating our systems to third-party access without appropriate security measures in place, leading to new safety and security risks, and reducing trust and confidence in our solutions. In addition, regardless of their accuracy, reports of unauthorized access to our solutions, their systems, or data, as well as other factors that may result in the perception that our solutions, their systems, or data are capable of being hacked, could harm our reputation, and adversely affect our business, results of operations, and financial condition.

Failures or perceived failures to comply with privacy, data protection, and information security requirements, or theft, loss, or misuse of personal information about our employees, customers, end users, or other third parties, or other information, could increase our expenses, damage our reputation, or result in legal or regulatory proceedings.

The theft, loss, or misuse of personal information collected, used, stored, or transferred by us to run our business could result in significantly increased business and security costs or costs related to defending legal claims. For example, data collected by the camera of our solutions during the development cycle of a project may include personal information such as license plate numbers of other vehicles, facial features of pedestrians, appearance of individuals, GPS data, and geolocation data. We anticipate that our collection of such personal information will increase as a result of the growth of our MaaS solutions, including our integration of Moovit, which provides us with access to personal information of its users, and it may increase as we enter into new or adjacent businesses. Notwithstanding our efforts to protect the security and integrity of our customers’ personal information, we may be required to expend significant resources to comply with data breach requirements if, for example, third parties improperly obtain and use the personal information of our customers, or we otherwise experience a data loss with respect to customers’ personal information. We may also be required to expend significant resources to investigate a potential data breach. A major data breach or a major breach of our network security and systems may result in fines, penalties, and damages, harm our reputation, and adversely affect our business, results of operations, and financial condition.

Data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries in which we provide services. We are subject to a variety of local, state, national and international laws, directives, and regulations that apply to the collection, use, retention, protection, security, disclosure, transfer, and other processing of personal data in the different jurisdictions in which we operate (“Data Protection Laws”). Any failure by us or our vendors or other business partners to comply with our public privacy notice or with U.S. federal, state, local, Israeli, Chinese, or other foreign or international Data Protection Laws could result in regulatory or litigation-related actions against us, legal liability, fines, damages, ongoing audit requirements, and other significant costs. Global privacy legislation, enforcement, and policy activity in this area are rapidly expanding and creating a complex regulatory compliance environment. Because many Data Protection Laws are new or subject to recent revisions or updates, there is often little clarity as to their interpretation or best practices for compliance, as well as a lack of precedent for the scope of enforcement. Costs to comply with Data Protection Laws and implement appropriate privacy and data protection measures are significant, and may require us to change our business practices and compliance manners. Any noncompliance could adversely affect our ability to collect, analyze, and store data, expose us to significant monetary penalties, damage to our reputation, result in suspension of online services or sites in certain countries, and even result in criminal sanctions. Even our inadvertent failure to comply with Data Protection Laws could result in audits, regulatory inquiries, or proceedings against us by governmental entities or other third parties. Any inability to adequately address data privacy or data protection, or other information security-related concerns, even if unfounded, to successfully negotiate privacy, data protection, or information security-related contractual terms with customers, or to comply and demonstrate compliance with Data Protection Laws, could result in additional cost and liability to us, harm our reputation and brand, and could adversely affect our business, results of operations, and financial condition.

Risks Related to our Intellectual Property Rights

We may not be able to adequately protect, defend or enforce our intellectual property rights, and our efforts to do so may be costly.

The success of our solutions and business depends in part on our ability to obtain patents and other intellectual property rights and to maintain adequate legal protection for our solutions in the United States and other international jurisdictions. If we are not able to adequately protect or enforce the proprietary aspects of our technology, competitors could be able to access our proprietary technology and our business, results of operations, and financial condition could be adversely affected. We currently attempt to protect our technology through a combination of patent, copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and similar means, all of which provide only limited protection. We have filed for patent and trademark registration in the United States, Israel and in certain other international jurisdictions. However, effective intellectual property protection may be unavailable in some countries where we operate or seek to enforce our intellectual property rights or more limited in foreign jurisdictions relative to those protections available in the United States, or may not be applied for in one or more relevant jurisdictions. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.

Our issued patents and trademarks and any pending or future patent and trademark applications that may result in issuances or registrations may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. The patent prosecution process is expensive, time-consuming, and complex, and we may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection. Failure to timely seek patent protection on products or technologies generally precludes us from seeking future patent protection on these products or technologies. Even if we do timely seek patent protection, the coverage claimed in a patent application can be significantly reduced before a patent is issued, and its scope can be reinterpreted after issuance. As a result, we may not be able to protect our proprietary rights adequately in the United States, Israel or elsewhere. Failure to adequately protect our intellectual property rights could result in our competitors offering similar products or services, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue, which would adversely affect our business, results of operations, and financial condition.

Despite our efforts, unauthorized parties may attempt to copy, reverse engineer, disclose, obtain, or use our technologies or systems. Our competitors may also be able to independently develop similar products or services that are competitive to ours or design around our issued patents. If third parties obtain patent protection with respect to such technologies, they may assert that our technology infringes their patents and seek to charge us a licensing fee or otherwise preclude or make costlier the use of our technology. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to prevent unauthorized parties from copying or reverse engineering our solutions, to determine the validity and scope of the proprietary rights of others or to block the importation of infringing products into the United States or other countries. We have been, and in the future may be, a party to claims and litigation as a result of alleged infringement by third parties of our intellectual property. Even when we sue other parties for such infringement, that suit may have adverse consequences for our business. Any such suit is likely to be time-consuming and expensive to resolve and may divert our management’s time and attention from our business, which could adversely affect our business, results of operations, and financial condition, and legal fees related to such litigation will increase our operating expenses and may reduce our net income. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us, alleging that we infringe their intellectual property or alleging that our intellectual property is invalid or unenforceable. Furthermore, any litigation initiated by us could result in a court or governmental agency invalidating or rendering unenforceable our patents or other intellectual property rights upon which the suit is based, which could adversely affect our business, results of operations, and financial condition.

In addition, we depend on licenses for certain technologies from third parties and, as a result, are dependent on these third parties to protect, defend and enforce the intellectual property rights related to those technologies. This includes an agreement with Intel in which Intel grants to us a royalty-free, nonexclusive, nontransferable, and worldwide license, sublicense, or other right, as applicable, under certain patents and patent applications of other Intel subsidiaries and certain third parties, and further includes agreements we entered into with Intel in connection with the Mobileye IPO in which we will be granted limited licenses from Intel for sensitive core technology relating to lidar and radar. See “— We depend on licenses for certain technologies from third parties, some of which require us to pay royalties, and our inability to use such technologies in the future would harm our ability to remain competitive” and “Risks Related to Our Relationship with Intel and Our Dual Class Structure — We may have conflicts of interest with Intel and, because of (i) certain provisions in our amended and restated certificate of incorporation relating to related person transactions and corporate opportunities, (ii) agreements we have with Intel in connection with the Mobileye IPO, and (iii) Intel’s controlling beneficial ownership interest in our company, we may not be able to resolve such conflicts on terms favorable to us.”

We have previously faced claims and may in the future become subject to additional claims and litigation brought by third parties alleging infringement by us of their intellectual property rights.

The industry in which our business operates is characterized by a large number of patents, some of which may be of questionable scope, validity, or enforceability, and some of which may appear to overlap with other issued patents. As a result, there is a significant amount of uncertainty in the industry regarding patent protection and infringement. In addition to these patents, participants in this industry typically also protect their technology, especially embedded software, through copyrights and trade secrets. In recent years, there has been significant litigation globally involving patents and other intellectual property rights.

We have previously faced claims and may in the future be subject to additional claims and litigation alleging our infringement, misappropriation or other violation of third-party patent rights, trade secret rights or other intellectual property rights, particularly as a public company with an increased profile and visibility, and as we expand our presence in the market and to new use cases and face increasing competition. In addition, in the event that we recruit employees from other technology companies, including certain potential competitors, and these employees are used in the development of solutions that are similar to the solutions they were involved in developing for their former employers, we may become subject to claims that such employees have improperly used or disclosed trade secrets or other proprietary information. We may also in the future be subject to claims by our suppliers, employees, consultants, or contractors asserting an ownership right in our patents or patent applications, as a result of the work they performed on our behalf. These claims and any resulting lawsuits, if resolved adversely to us, could subject us to significant liability for damages, impose temporary or permanent injunctions against our solutions or business operations or invalidate or render unenforceable our intellectual property. In addition, because patent applications can take many years until the patents issue, there may be applications now pending of which we are unaware, which may later result in issued patents that our solutions may infringe. If any of our solutions infringe a third party’s patent rights, or if we wish to avoid potential intellectual property litigation on any alleged infringement relating to our solutions, we could be prevented from selling, or we could elect not to sell, such solutions unless we obtain additional intellectual property rights and licenses, which may involve substantial royalty or other payments and may not be available on acceptable terms or at all. Alternatively, we could be forced to redesign one or more of our solutions to avoid any infringement or allegations thereof. Procuring or developing substitute solutions that do not infringe could require significant effort and expense, and we may not be successful in any attempt to redesign our solutions to avoid any alleged infringement.

A successful claim of infringement against us, or our failure or inability to develop and implement non-infringing technology, or license the infringed intellectual property rights, on acceptable terms and on a timely basis, could materially adversely affect our business, financial condition, and results of operations. A party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages or obtain an injunction. An adverse determination also could invalidate our intellectual property rights and adversely affect our ability to offer our solutions to our customers. Additionally, we may face liability to our customers, business partners or third parties for indemnification or other remedies in the event that they are sued for infringement in connection with their use of our solutions. We currently have a number of agreements in effect pursuant to which we have agreed to defend, indemnify, and hold harmless our customers, suppliers and other business partners from damages and costs which may arise from the infringement by our solutions of third-party patents or other intellectual property rights. The scope of these indemnity obligations varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. Furthermore, our defense of intellectual property rights claims brought against us or our customers, business partners or other related third parties, regardless of our success, would likely be time-consuming and expensive to resolve and would divert management’s time and attention from our business, which could seriously harm our business. A claim that our solutions infringe a third party’s intellectual property rights, even if untrue, could adversely affect our relationships with our customers or suppliers, may deter future customers from purchasing our solutions and could seriously harm our reputation with our customers or suppliers, as well as our reputation in the industry at large.

We depend on licenses for certain technologies from third parties, some of which require us to pay royalties, and our inability to use such technologies in the future would harm our ability to remain competitive.

We integrate certain technologies developed and owned by third parties into our solutions, including the central processing unit cores of our EyeQ® SoCs, through license and technology transfer agreements. Under these agreements, we are obligated to pay royalties for each unit of our solutions that we sell that incorporates such third-party technology. If we are unable to maintain our contractual relationships with the third-party licensors on which we depend, then we may not be able to find replacement technology to integrate into our solutions on a timely basis or for a similar royalty fee, in which case our business, results of operations, and financial condition would also be adversely affected.

We also are party to an agreement with Intel in which (i) we grant to Intel a royalty-free, nonexclusive, nontransferable, perpetual, irrevocable, sublicensable under certain circumstances, and worldwide license under patents and patent applications owned or controlled by us, and (ii) Intel grants to us a royalty-free, nonexclusive, nontransferable, and worldwide license, sublicense, or other right, as applicable, under certain patents and patent applications of other Intel subsidiaries and certain third parties, and we entered into agreements with Intel in connection with the Mobileye IPO in which we will have a limited license from Intel for sensitive core technology relating to lidar and radar. See “— Risks Related to Our Relationship with Intel and Our Dual Class Structure — We may have conflicts of interest with Intel and, because of (i) certain provisions in our amended and restated certificate of incorporation relating to related person transactions and corporate opportunities, (ii) agreements we have with Intel in connection with the Mobileye IPO, and (iii) Intel’s controlling beneficial ownership interest in our company, we may not be able to resolve such conflicts on terms favorable to us.”

If we are unable to continue to use or license these technologies on reasonable terms, or if these technologies fail to operate properly, we may not be able to secure alternatives in a timely manner or at all, and our ability to remain competitive would be harmed. In addition, if we are unable to successfully license technology from third parties to develop future solutions, we may not be able to develop such solutions in a timely manner or at all. The operation or security of our solutions could be impaired if errors or other defects occur in the third-party technologies we use, and it may be more difficult for us to correct any such errors and defects in a timely manner, if at all, because the development and maintenance of these technologies is not within our control. Any impairment of the technologies or of our relationship with these third parties would adversely affect our business, results of operations, and financial condition.

We may become subject to claims for remuneration or royalties for assigned service invention rights by our employees that result in litigation, which would adversely affect our business, results of operations, and financial condition.

A significant portion of our intellectual property has been developed by our employees in the course of their employment for us. Under the Israeli Patent Law, 5727-1967 (the “Patent Law”), inventions conceived by an employee in the course and as a result of his or her employment with a company are regarded as “service inventions” that belong to the employer, absent a specific agreement between the employee and employer providing otherwise. The Patent Law also provides that, in the absence of an agreement to the contrary between an employer and an employee, the Israeli Compensation and Royalties Committee (the “Committee”), a body constituted under the Patent Law, will determine whether the employee is entitled to remuneration for his or her inventions. Further, the Committee has not yet determined one specific formula for calculating this remuneration but rather uses the criteria specified in the Patent Law. Although we enter into assignment-of-invention agreements with our employees and service providers pursuant to which such individuals waive their right to remuneration for service inventions, we may face claims demanding remuneration in consideration for assigned inventions. As a consequence of such claims, we could be required to pay additional remuneration or royalties to our current and/or former employees and service providers, or be forced to litigate such claims, which would adversely affect our business, results of operations, and financial condition.

In addition to patented technology, we rely on our unpatented proprietary technology, trade secrets, processes, and know-how.

We rely on proprietary information (such as trade secrets, know-how, and confidential information) to protect intellectual property that may not be patentable and may not be subject to copyright, trademark, trade dress or service mark protection, or that we believe is best protected by means that do not require public disclosure. Such proprietary information may be owned by us or disclosed to us by our licensors, suppliers or other third parties. We generally seek to protect this proprietary information by entering into confidentiality agreements, or consulting, services or employment agreements that contain non-disclosure and non-use provisions with our employees, consultants, contractors, scientific advisors and other third parties. However, we may fail to enter into the necessary agreements, and even if entered into, these agreements may be breached or may otherwise fail to prevent disclosure, third-party infringement, or misappropriation of our proprietary information, may be limited as to their term, and may not provide an adequate remedy in the event of unauthorized disclosure or use of proprietary information. We have limited control over the protection of trade secrets used by our third-party manufacturers and suppliers and could lose future trade secret protection if any unauthorized disclosure of such information occurs. In addition, our proprietary information may otherwise become known or be independently developed by our competitors or other third parties. To the extent that our employees, consultants, contractors, scientific advisors and other third parties use intellectual property owned by others in their work for us, disputes may arise as to the rights in or to related or resulting know-how and inventions. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain protection for our proprietary information could adversely affect our competitive business position. Furthermore, laws regarding trade secret rights in certain markets where we operate may afford little or no protection to our trade secrets.

We also rely on physical and electronic security measures to protect our proprietary information, but we cannot provide assurance that these security measures will not be breached or provide adequate protection for our property. There is a risk that third parties may obtain and improperly utilize our proprietary information to our competitive disadvantage. We may not be able to detect or prevent the unauthorized use of such information or take appropriate and timely steps to protect and enforce our intellectual property rights. The theft or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an incident would affect our competitive position and adversely affect our business, results of operations, and financial condition.

We use certain software and data governed by open-source licenses, which under certain circumstances could adversely affect our business, results of operations, and financial condition.

Certain of our software and data, as well as that of our customers and vendors, may be derived from or otherwise incorporate so-called “open source” software and data that is generally made available to the public by its authors and/or other third parties. Some open-source software is made available under licenses that impose certain obligations on us regarding modifications or derivative works we create based upon the open-source software. These obligations may require us to make source code for the derivative works available to the public and/or license such derivative works under a particular type of license, rather than the forms of license we customarily use to protect our intellectual property. Additionally, if we combine our proprietary software with open-source software in certain manners we could be required to release the source code of our proprietary software or to make our proprietary software available under open-source licenses to third parties at little or no cost or on unfavorable license terms. In the event that the copyright holder of, or other third party that distributes, open-source software alleges that we have not complied with the terms of an open-source license, we could incur significant legal costs defending ourselves against such allegations. If such claims are successful, we could be subject to significant damages, required to release the source code that we developed using that open-source software to the public, enjoined from distributing our software and/or required to take other actions that could adversely affect our business, results of operations, and financial condition.

While we take steps to monitor the use of open-source software in our solutions, processes and technology and try to ensure that no open-source software is used in such a way as to require us to disclose the source code to the related product, processes, or technology when we do not wish to do so, such use could inadvertently occur. Additionally, if a third-party software provider has incorporated certain types of open source software into software we license from such third party for our solutions, processes, or technology, we could, under certain circumstances, be required to disclose the source code to our solutions, processes, or technology. This could harm our intellectual property position and adversely affect our business, results of operations, and financial condition.

Further, the use of open-source software can lead to vulnerabilities that may make our software susceptible to attack, and although some open-source vendors provide warranty and support agreements, it is common for such software to be available “as is” with no warranty, indemnity, or support. Although we monitor our use of such open-source code to avoid subjecting our solutions to unintended conditions, such use, under certain circumstances, could materially adversely affect our business, financial condition and operating results and cash flow, including if we are required to take remedial action that may divert resources away from our development efforts.

Risks Related to Our Industry

The current uncertain economic environment and inflationary conditions may adversely affect global vehicle production and demand for our solutions.

Our business depends on, and is directly affected by, the global automobile industry. Economic conditions in North America, Europe and Asia can have a large impact on the production volume of new vehicles, and, accordingly, have an impact on our revenue. Automotive production and sales are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences, changes in interest rate levels and credit availability, consumer confidence and purchasing power, energy and fuel costs, fuel availability, environmental impact, governmental incentives, regulatory requirements, and political volatility, especially in energy-producing countries and growth markets. In addition, automotive production and sales can be affected by our customers’ ability to continue operating in response to challenging economic conditions, such as those caused by the COVID-19 pandemic, and in response to labor relations issues and shortages, supply chain disruptions, regulatory requirements, trade agreements and other factors. For example, while the global vehicle industry shows recovery from the COVID-19 pandemic, with approximately 6% growth year over year in 2022, production in 2022 was still approximately 8% below the 2019 level. Moreover, automakers continue to face supply chain shortages, and we expect that global vehicle production will not fully recover from the impact of supply chain constraints in 2023. Furthermore, current uncertain economic conditions and inflation may contribute to a reduction in consumer demand, which may reduce vehicle production over at least the next several quarters. In addition to these general economic factors, uncertainties in specific markets may further contribute to lower vehicle production. For example, the disruption by Russia of gas supplies to Western Europe could significantly impact industrial production, including vehicle production, in significant markets such as Germany. We cannot predict when the impact of these factors on global vehicle production will substantially diminish. We believe that the expected continued constraint on global automotive production resulting from supply chain shortages and the effect of economic uncertainty will limit our ability to increase our revenue. More generally, the volume of automotive production in North America, Europe, China, and the rest of the world has fluctuated, sometimes significantly, from year to year, for many reasons, and such fluctuations give rise to fluctuations in the demand for our solutions. As a result, in addition to the impact of the current uncertainties that we anticipate to impact automotive production in the near term, adverse changes in economic or market conditions or other factors, including, but not limited to, general economic conditions, the bankruptcy of any of our customers or the closure of OEM manufacturing facilities may result in a reduction in automotive sales and production, and could have an adverse effect on our business, results of operations, and financial condition.

If OEMs are unable to maintain and increase consumer acceptance of ADAS and autonomous driving technology, our business, results of operations, and financial condition would be adversely affected.

Our future operating results will depend on the ability of OEMs to maintain and increase consumer acceptance of ADAS and autonomous driving. There is no assurance that OEMs can achieve these objectives. Market acceptance of ADAS and autonomous driving depends upon many factors, including regulatory requirements, evolving safety standards, costs, and driver preferences. Market acceptance of ADAS and autonomous driving may also be adversely affected by safety incidents involving ADAS and autonomous driving solutions, even if the incidents do not involve our solutions. We cannot be sure that ADAS and autonomous driving will achieve market acceptance on a timeline that is consistent with our expectations or development and production plans. Market acceptance of our solutions also depends on the ability of market participants, including Mobileye, to resolve technical challenges for increasingly complex ADAS and autonomous driving technology in a timely and cost-effective manner. Consumers will also need to be made aware of the advantages of our solutions, such as the advantages of our offerings compared to competing technologies, specifically those that rely solely on either cameras or lidar and radar. If consumer acceptance of ADAS and autonomous driving technology does not increase, our business, results of operations, and financial condition would be adversely affected.

Regulatory and Compliance Risks

We are subject to a variety of laws and regulations that affect our operations and that could adversely affect our business, results of operations, and financial condition.

We are subject to laws and regulations worldwide that affect our operations and that differ among jurisdictions, including automotive safety regulations, regulations governing autonomous driving technology, intellectual property ownership and infringement laws, tax laws, import and export regulations, anti-corruption laws, foreign exchange controls and cash repatriation restrictions, data privacy laws, competition laws, advertising regulations, employment laws, product regulations, environmental laws, health and safety requirements, consumer laws and national security laws. Compliance with such requirements can be onerous and expensive, and may otherwise adversely affect our business, results of operations, and financial condition.

Although we have policies, controls, and procedures designed to help ensure compliance with applicable laws, there can be no assurance that our employees, contractors, suppliers, or agents will not violate such laws or our policies. There may also be laws and regulations that limit the functionality of our solutions or require us to adapt our solutions to retain functionality. For example, the regulatory environment in China creates challenges for the proliferation of our solutions in that market. Due to regulations there, we also depend on our partners in China in order to collect, analyze and transmit data, and such partners may choose to cease, or be unable to, continue cooperating with us. Other countries have, or may implement, similar restrictions. Violations of these laws and regulations can result in fines, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and damage to our reputation. The automotive and technology industries are subject to intense media, political, and regulatory scrutiny, which can increase our exposure to government investigations, legal actions, and penalties.

Our business, results of operations, and financial condition may be adversely affected by changes in automotive safety regulations or concerns that drive regulations that increase our costs or delay or halt adoption of our solutions.

There are a variety of international, foreign, federal, and state regulations that apply to vehicle safety that could affect the marketability of our solutions. Regulations relating to autonomous driving include many existing vehicle standards that were not originally intended to apply to vehicles that may not have a human driver, and autonomous driving may never be globally approved. The expected launch of our AMaaS solutions in many jurisdictions remains subject to regulatory review and approvals, and the regulatory standards relating to AMaaS are still developing and remain subject to substantial uncertainty. There has been relatively little mandatory government regulation of the self-driving industry to date. Currently, there are no Federal Motor Vehicle Safety Standards that relate to the performance of self-driving technology and no widely accepted uniform standards to certify self-driving technology and its commercial use on public roads. It is also possible that future self-driving regulations are not standardized, and our technology could become subject to differing regulations across jurisdictions. For example, in Europe, certain vehicle safety regulations apply to automated braking and steering systems, and certain treaties also restrict the legality of certain higher levels of automation, while certain U.S. states have legal restrictions on automation that many other states are also considering. Such regulations continue to rapidly change, which increases the likelihood of varying complex or conflicting regulations or may limit global adoption, impede our strategy, or negatively impact our long-term expectations for our investments in these areas.

Government safety regulations are subject to change based on a number of factors that are not within our control, including new scientific or technological data, adverse publicity regarding the industry, recalls, concerns regarding safety risks of autonomous driving and ADAS, accidents involving our solutions or those of our competitors, domestic and foreign political developments or considerations and litigation relating to our solutions and our competitors’ products. Changes in government regulations, especially those relating to ADAS and autonomous driving, could adversely affect our business, results of operations, and financial condition.

Regulations governing the automotive industry impose stringent compliance and reporting requirements in response to product recalls and safety issues in the automotive industry, including a duty to report, subject to strict timing requirements, safety defects with, or reports of injuries relating to, our solutions and requirements that a manufacturer recall and repair vehicles that contain safety defects or fail to comply with applicable safety standards. If we do not rapidly address any safety concerns or defects involving our solutions, our business, results of operations, and financial condition would be adversely affected.

We are subject to risks related to trade policies, sanctions, and import and export controls.

Trade policies and international disputes at times result in increased tariffs, trade barriers and other restrictions, which can increase our manufacturing costs, make our solutions less competitive, reduce demand for our solutions, limit our ability to sell to certain customers, limit our ability to procure components or raw materials or impede or slow the movement of our goods across borders. Increasing protectionism and economic nationalism may lead to further changes in trade policies and regulations, domestic sourcing initiatives, or other formal and informal measures.

Likewise, national security and foreign policy concerns may prompt governments to impose trade or other restrictions, which could make it more difficult to sell our solutions in, or restrict our access to, certain markets. In this regard, our business activities are subject to various trade and economic sanctions laws and regulations, including, without limitation, the U.S. Department of the Treasury’s Office of Foreign Assets Control’s sanctions programs and the Export Administration Regulations issued by the U.S. Department of Commerce. These rules may prohibit or restrict our ability to, directly or indirectly, conduct activities or dealings in or with certain countries or involving certain persons, or otherwise affect our business. New measures imposed by the United States, the European Union, or others could restrict certain of our operations and adversely affect our business, results of operations, and financial condition. Although we take steps to comply with applicable laws and regulations, our failure to successfully comply with applicable sanctions or export control rules may expose us to negative legal and business consequences, including civil or criminal penalties and government investigations.

In particular, in response to Russia’s invasion of Ukraine, the United States, the European Union, and several other countries have imposed far-reaching sanctions and export control restrictions on Russian entities and individuals. See “— The current conflict between Ukraine and Russia has exacerbated market instability and disrupted the global economy.”

Additionally, tensions between the United States and China have led to increased tariffs and trade restrictions, including tariffs applicable to some of our solutions, and have affected customer ordering patterns. In addition to imposing economic sanctions on certain Chinese individuals and entities, the United States has imposed restrictions on the export of U.S.-regulated products and technology to certain Chinese technology companies. For example, the United States recently enacted controls on certain transactions involving items for semiconductor manufacturing end uses and advanced computing integrated circuits destined for China. Although we do not believe that these recent controls will materially impede our ability to conduct our business, there can be no assurance that these or future restrictions would not materially adversely affect our financial performance. For example, we derive significant revenue from China. In 2022 and 2021, we derived approximately 29% and 19% respectively, of our revenue from shipments of products to China. It is difficult to predict what further trade-related actions governments may take, which may include trade restrictions and additional or increased tariffs and export controls imposed on short notice, and we may be unable to quickly and effectively react to or mitigate such actions.

Trade disputes and protectionist measures, or continued uncertainty about such matters, could result in declining consumer confidence and slowing economic growth or recession, and could cause our customers to reduce, cancel, or alter the timing of their purchases with us. Sustained geopolitical tensions could lead to long-term changes in global trade and technology supply chains, and decoupling of global trade networks, which could adversely affect our business, results of operations, and financial condition.

Given our international supply chain and distribution, we are subject to import and export laws of multiple countries. Failure to comply with the requirements of such laws may lead to the imposition of additional taxes or duties on imports or exports, fines, or penalties. For example, Israeli customs authorities conducted an inquiry into certain imports by one of our subsidiaries into Israel. We have been cooperating with the customs authorities and, while no allegations or demands have been made to date related to this inquiry, no assurance can be given as to whether any allegations or demands will be made in the future in this regard. Although based on information currently available to us we do not expect this inquiry or its outcome to materially adversely affect our business, results of operations, or financial condition, future inquires or investigations and their outcomes relating to, or changes in, import or export laws could materially adversely affect our business, results of operations, and financial condition.

The current conflict between Ukraine and Russia has exacerbated market instability and disrupted the global economy.

The current conflict between Ukraine and Russia has caused uncertainty about economic and political stability, increasing volatility in the credit and financial markets and disrupting the global economy. The United States, the European Union, and several other countries have imposed far-reaching sanctions and export control restrictions on Russian entities and individuals. These measures could constrain our ability to work with Russian companies or individuals in connection with the development of our solutions in the future. These sanctions and export controls may also contribute to higher oil and gas prices and inflation, which could reduce demand in the global automotive sector and therefore reduce demand for our solutions. There is also a risk that Russia, as a retaliatory action to sanctions, may launch cyberattacks against the United States, the European Union, or other countries or their infrastructures and businesses. Additional consequences of the conflict may include diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, and various shortages and supply chain disruptions. While we do not currently directly rely on goods or services sourced in Russia or Ukraine and thus have not experienced any direct disruptions, we may experience indirect disruptions in our supply chain. Any of the foregoing factors, including developments or effects that we cannot yet predict, may adversely affect our business, results of operations, and financial condition.

Risks Related to Operations in Israel

Conditions in Israel affect our operations and may limit our ability to produce and sell our solutions.

Although we are incorporated under the laws of the State of Delaware, our headquarters and research and development center are located in the State of Israel, and as of December 31, 2022, substantially all of our equipment and tangible long-lived assets were located in Israel. Many of our employees, including certain members of our management, operate from our offices that are located in Jerusalem, Israel. In addition, a number of our officers and directors are residents of Israel. Accordingly, political, economic, and military conditions in Israel and the surrounding region may directly affect our business and operations, including, without limitation, the judicial reform efforts currently led by the Israeli government, the final form of which is yet unknown. In recent years, Israel has been engaged in sporadic armed conflicts with Hamas, an Islamist terrorist group that controls the Gaza Strip, with Hezbollah, an Islamist terrorist group that controls large portions of southern Lebanon, and with Iranian-backed military forces in Syria. In addition, Iran has threatened to attack Israel and may be developing nuclear weapons. Some of these hostilities were accompanied by missiles being fired from the Gaza Strip against civilian targets in various parts of Israel, including areas in which our employees are located, and negatively affected business conditions in Israel. Any hostilities involving Israel, regional geopolitical instability or the interruption or curtailment of trade between Israel and its trading partners as a result thereof could adversely affect our business, results of operations, and financial condition.

Our commercial insurance does not cover losses that may occur as a result of events associated with war and terrorism. Although the Israeli government currently covers the reinstatement value of certain direct damages that are caused by terrorist attacks or acts of war, such coverage would likely be limited, may not be applicable to our business and may not reinstate our loss of revenue or economic losses more generally. Furthermore, we cannot assure you that this government coverage will be maintained or that it will sufficiently cover our potential damages. Any losses or damages incurred by us could have a material adverse effect on our business. Any armed conflicts or political instability in the region would likely negatively affect business conditions and could harm our business, results of operations, and financial condition.

Further, in the past, the State of Israel and Israeli companies have been subjected to economic boycotts. Several countries still restrict doing business with the State of Israel and with Israeli companies. These restrictive laws and policies may have an adverse impact on our operating results, financial condition, or the expansion of our business. A campaign of boycotts, divestment and sanctions has been undertaken against Israel, which could also adversely impact our business, results of operations, and financial condition.

Our operations may be disrupted by the obligations of personnel to perform military service.

Some of our employees in Israel are obligated to perform annual reserve duty in the Israeli military for several days, and in some cases more, of annual military reserve duty each year until they reach the age of 40 (or older, for reservists who are military officers or who have certain occupations) and are subject to being called for additional active duty under emergency circumstances. In response to increased tension and hostilities, there have been occasional call-ups of military reservists, and it is possible that there will be additional call-ups in the future. We cannot predict the full impact of these conditions on us in the future, particularly if emergency circumstances or an escalation in the political situation occurs. If many of our employees are called for active duty, our operations in Israel and our business may not be able to function at full capacity, and our business, results of operations, and financial condition could be adversely affected.

The tax benefits that are available to us under Israeli law require us to meet various conditions and may be terminated or reduced in the future, which could increase our costs and taxes.

We believe that our Israeli subsidiary is eligible for certain tax benefits provided to a “Special Preferred Technology Enterprise” under the Israeli Law for the Encouragement of Capital Investments, 1959, and its regulations, as amended (the “Investment Law”), including, inter alia, a reduced corporate tax rate of 6% on Israeli preferred technology taxable income, as defined in the Investment Law. In order to remain eligible for the tax benefits for a Special Preferred Technology Enterprise, our Israeli subsidiary must continue to meet certain conditions stipulated in the Investment Law and its regulations, as amended. For example, a Special Preferred Technology Enterprise must be part of a group of companies with aggregate annual revenue of at least 10 billion New Israeli Shekels. If Intel does not maintain sufficient holdings in us so that we are a consolidated group with Intel, and if we do not otherwise meet the revenue requirement as a standalone company, we would no longer meet the consolidated group income requirement to maintain our status as a Special Preferred Technology Enterprise and would instead be considered a Preferred Technology Enterprise, resulting in a higher effective corporate tax rate in Israel. If we fail to meet certain additional conditions stipulated in the Investment Law, including a minimal amount or ratio of annual research and development expenditures and research and development employees, as well as having at least 25% of our annual income derived from exports, we would also lose our status as a Preferred Technology Enterprise, resulting in an even higher effective corporate tax rate in Israel. Additionally, if our Israeli subsidiary increases its activities outside of Israel through acquisitions, then its expanded activities might not be eligible for inclusion in future Israeli tax benefit programs.

It may be difficult to enforce a U.S. judgment against our officers and directors, or to assert U.S. securities laws claims in Israel or serve process on our non-U.S. officers and directors.

Not all of our directors or officers are residents of the United States, and most of their and our assets are located outside the United States. Service of process upon our non-U.S. resident directors and officers and enforcement of judgments obtained in the United States against us or our non-U.S. our directors and officers may be difficult to obtain within the United States. Additionally, we have been informed by our legal counsel in Israel that it may be difficult to assert claims under U.S. securities laws in original actions instituted in Israel or obtain a judgment based on the civil liability provisions of U.S. federal securities laws. Israeli courts may refuse to hear a claim based on a violation of U.S. securities laws against us or our non-U.S. officers and directors because Israel may not be the most appropriate forum to bring such a claim. In addition, even if an Israeli court agrees to hear a claim, it may determine that Israeli law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, then the content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process. Certain matters of procedure will also be governed by Israeli law. There is little binding case law in Israel addressing the matters described above. Additionally, Israeli courts might not enforce judgments rendered outside Israel, which may make it difficult to collect on judgments rendered against us or our non-U.S. officers and directors.

Moreover, an Israeli court will not enforce a non-Israeli judgment if it was given in a state whose laws do not provide for the enforcement of judgments of Israeli courts (subject to exceptional cases), if its enforcement is likely to prejudice the sovereignty or security of the State of Israel, if it was obtained by fraud or in the absence of due process, if it is at variance with another valid judgment that was given in the same matter between the same parties, or if a suit in the same matter between the same parties was pending before a court or tribunal in Israel at the time the foreign action was brought.

Risks Related to our Relationship with Intel and our Dual Class Structure

The dual class structure of our common stock has the effect of concentrating voting control with Intel, and Intel will beneficially own shares of our Class B common stock, representing a majority of the shares of our common stock and approximately 99.3% of the voting power of our outstanding common stock as of December 31, 2022. This will limit or preclude your ability to influence corporate matters.

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Because of the 10- to-1 voting ratio between our Class B common stock and our Class A common stock, Intel, which is the beneficial holder of 750,000,000 shares of Class B common stock, beneficially owns approximately 99.3% of the voting power of our outstanding common stock as of December 31, 2022. Because Intel beneficially holds significantly more than a majority of the combined voting power of our common stock, it is able to control all matters submitted to our stockholders for approval.

As a result, for the foreseeable future, Intel will have significant influence over the management and affairs of our company and over the outcome of all matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation, or sale of substantially all of our assets, even if its stock holdings will be significantly diluted to represent less than 50% of the outstanding shares of our common stock. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. Intel may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This control may adversely affect the trading price of our Class A common stock.

We are a “controlled company” within the meaning of the corporate governance standards of Nasdaq. As a result, we qualify for, and intend to rely on, exemptions from certain corporate governance standards. You will not have the same protections afforded to stockholders of companies that are subject to all corporate governance requirements of Nasdaq.

So long as more than 50% of the voting power for the election of our directors is held by an individual, a group or another company, we will qualify as a “controlled company” under listing requirements of Nasdaq. Intel beneficially holds a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” under the Nasdaq rules. As a controlled company, we will be exempt from certain Nasdaq corporate governance requirements, and we intend to continue to rely on such exemptions, including those that would otherwise require our Board of Directors to have a majority of independent directors and require that we establish a compensation committee and nominating committee comprised entirely of independent directors, or otherwise ensure that the compensation of our executive officers and nominees for directors are determined or recommended to our Board of Directors by the independent members of our Board. To the extent we continue to rely on one or more of these exemptions, holders of our Class A common stock will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

Our dual class structure may depress the trading price of our Class A common stock.

We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. S&P Dow Jones and FTSE Russell have announced changes to their eligibility criteria for inclusion of shares of public companies on certain indices, including the S&P 500. These changes exclude companies with multiple classes of shares of common stock from being added to these indices. In addition, several stockholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual class structure of our common stock may prevent the inclusion of our Class A common stock in these indices and may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from indices could result in a less active trading market for our Class A common stock.

Any actions or publications by stockholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.

We may have conflicts of interest with Intel and, because of (i) certain provisions in our amended and restated certificate of incorporation relating to related person transactions and corporate opportunities, (ii) agreements we have with Intel in connection with the Mobileye IPO, and (iii) Intel’s controlling beneficial ownership interest in our company, we may not be able to resolve such conflicts on terms favorable to us.

Conflicts of interest may arise between Intel and us in a number of areas relating to our ongoing relationship. Potential conflicts of interest that we have identified include the following:

●Certain of our directors may have conflicts of interest. Each of Patrick Gelsinger, Christine Pambianchi, and Saf Yeboah-Amankwah serves both as our director and in a senior management role at Intel. Such directors owe fiduciary duties to our company pursuant to Delaware law, but these relationships could create, or appear to create, conflicts of interest when these persons are faced with decisions with potentially different implications for Intel and us.
●Sale of shares of our common stock. Intel may decide to sell all or a portion of our shares that it holds to a third party, including to one of our competitors, thereby giving that third-party substantial influence over our business and our affairs and possibly depressing the trading price of our Class A common stock. Such a sale could be in conflict with your interests. Prior to any such time as our Class B common stock is distributed to security holders of Intel in a transaction (including any distribution in exchange for shares of Intel’s or its successor-in-interest’s common stock or other securities) intended to qualify as a distribution under Section 355 of the Code, or any corresponding provision of any successor statute, shares of our Class B common stock will automatically be converted into shares of Class A common stock upon the transfer of such shares of Class B common stock by Intel other than to any of Intel’s successors.
●Developing business relationships with Intel’s competitors. We may from time to time partner with, purchase from, and sell to a number of companies that compete with Intel. These companies may be less willing or unwilling to develop and maintain relationships with us, and may favor our competitors or may view us as competitors, because of our relationship with Intel.
●Allocation of business opportunities. Business opportunities may arise that both we and Intel find attractive, and which would complement our businesses. We may be prevented from taking advantage of new business opportunities that Intel has entered into. Furthermore, our amended and restated certificate of incorporation provides that, until the later of (i) first date on which Intel ceases to beneficially own 20% or more of our outstanding shares of common stock and (ii) the date upon which none of our officers and/or directors are also officers and/or directors of Intel, (x) we will waive any interest or expectancy in potential transactions presented to our directors and officers who are also directors and/or officers of Intel unless expressly offered to such person in his or her capacity as our director and/or officer, as applicable, and (y) Intel shall have the right to, and shall have no duty not to, engage in the same or similar business activities or lines of business as we do, do business with any of our clients or customers, and employ or otherwise engage any of our officers or employees.
●Sale of our products on favorable terms. Under the terms of the Master Transaction Agreement we entered into with Intel in connection with the Mobileye IPO, so long as Intel holds at least 20% of our common stock, we will sell Intel our commercially available products, including EyeQ® SoCs, for internal use, but not for resale on a standalone or bundled basis. We and Intel also agree pursuant to the Master Transaction Agreement to hold the other in most favored status with respect to products purchased or sold for internal use, meaning that the product prices, terms, warranties, and benefits provided between us and Intel shall be comparable to or better than the equivalent terms being offered by the party providing the products to any single, present customer of such party.
●Worldwide and perpetual license to patents. We are party to an agreement with Intel under which (i) we grant to Intel a royalty-free, nonexclusive, nontransferable, perpetual, irrevocable, sublicensable under certain circumstances, and worldwide license under patents and patent applications owned or controlled by us, and (ii) Intel grants to us a royalty-free, nonexclusive, nontransferable, and worldwide license, sublicense, or other right, as applicable, under certain patents and patent applications of other Intel subsidiaries and certain third parties. Any license, sublicense, or other right granted by Intel to us with respect to third-party patents and patent applications (or specific claims thereof) included in the grant in clause (ii) may be revoked (effective as of the date specified by Intel) by Intel, in whole or in part, at any time (and automatically terminates once Intel can no longer extend such rights to us under the applicable third-party license agreement), and all licenses, sublicenses or other rights from Intel with respect to patents and patent applications of other Intel subsidiaries included in the grant by Intel to us in clause (ii) automatically terminate once Intel’s ownership of our common stock falls below 50%. The license granted by us to Intel in clause (i) survives even if Intel’s ownership of our common stock falls below 50%, but solely with respect to patents and patent applications owned or controlled by us as of or prior to such time. The agreement will continue until the expiration of the last to expire of the patents and patent applications included in the grants in clauses (i) and (ii), unless earlier terminated by Intel at any time for its convenience. If any of our licenses from Intel were to terminate for any reason, we may be unable to replace such licenses at prices or on terms as favorable as those Intel provides, if at all, and that could adversely affect our business, results of operations, and financial condition.
●Limited license from Intel for certain technology related to lidar. Intel has granted us a limited license for sensitive core technology relating to lidar pursuant to a LiDAR Product Collaboration Agreement. The license is limited to a particular lidar sensor system for ADAS and AV systems in automobiles and to certain types of customers (Tier 1s, OEMs and MaaS). For this purpose, automobile means a vehicle used primarily on public roads for transportation and not for military purposes. The development by us of any future products based on Intel technology will depend on future agreements. We are not licensed to manufacture the product based on Intel technology with anyone other than Intel. Intellectual property developed by us regarding the lidar technology, except for specifically identified lidar system technology which is developed solely by us following the Mobileye IPO, will be assigned by us to Intel. As a result we will not own most new lidar intellectual property, even if it is developed solely by us. The agreement has a term of ten years subject to automatic 24-month renewal periods unless notice of nonrenewal is given. Either party may terminate the agreement for any reason by giving 24-month notice to the other party, and additional termination rights arise if Intel shuts down, sells, or transfers the factory operations for silicon photonics or if we cease lidar development or sale, as well as for a party’s material breach or bankruptcy or insolvency. Termination of the agreement would terminate our license and could result in having limited lidar technology and would force us to source third party lidar solutions. Our ability to source lidar cost effectively is an important component of our planned approach to address the AMaaS and consumer AV markets. If we are not able to continue to use or license sensitive core technology related to lidar from Intel, we may not be able to secure alternatives in a timely manner, or at all, and our ability to remain competitive would be harmed, which could adversely affect our business, results of operations and financial condition. See “Item 1A. Risk Factors — Risks Related to Our Business — If we are unable to develop and introduce new solutions and improve existing solutions in a cost-effective and timely manner, then our competitive position would be negatively impacted and our business, results of operations and financial condition would be adversely affected” and “Risk Factors — Risks Related to our Intellectual Property Rights — We depend on licenses for certain technologies from third parties, some of which require us to pay royalties, and our inability to use such technologies in the future would harm our ability to remain competitive.” In addition, though there is a limited period of up to five years in which we have exclusive rights to market and sell the initial lidar sensor system for defined uses, the non-compete provisions in the agreement do not preclude Intel from developing similar lidar products with our competitors, or directly competing with us with regard to certain substantially similar lidar products. In addition, the agreement includes limitations on our ability (except after review and approval by Intel) to file a patent application based on or using the lidar intellectual property licensed to us under the agreement, or information in Intel’s lidar patents during the term of the agreement and for five years after the completion of the development of the last Mobileye lidar product.
●Limited license from Intel for certain technology related to radar. Intel has granted us a limited license for sensitive core technology relating to radar pursuant to a Technology and Services Agreement. The license is limited to the development of a specific type of radar for specific applications. Any radar products which do not comply with this definition will require a separate license from Intel, at Intel’s discretion. Intellectual property developed under the agreement, either solely or jointly with Intel, regarding the radar technology, except for certain rights to specifically identified radar technology which is developed solely by us following the Mobileye IPO, will be assigned by us to Intel. As a result we will not own most new radar intellectual property, even if it is developed solely by us. If we are unable to continue to use or license sensitive core technology related to radar from Intel, we may not be able to secure alternatives in a timely manner, or at all, and our ability to remain competitive would be harmed, which could adversely affect our business, results of operations and financial condition. See “Item 1A. Risk Factors — Risks Related to Our Business — If we are unable to develop and introduce new solutions and improve existing solutions in a cost-effective and timely manner, then our competitive position would be negatively impacted and our business, results of operations and financial condition would be adversely affected” and “Risk Factors — Risks Related to our Intellectual Property Rights — We depend on licenses for certain technologies from third parties, some of which require us to pay royalties, and our inability to use such technologies in the future would harm our ability to remain competitive.”

We are licensed to sell the radar products only for ADAS and AV solutions for automobiles and to certain types of customers (Tier1s, OEMs, MaaS). The Technology and Services Agreement has a term of two years, and will automatically renew for one-year renewal periods, unless the agreement is terminated for a party’s material breach, a party’s bankruptcy or insolvency, or advance notice of nonrenewal is given, however, termination of the agreement does not affect certain licenses granted to us by Intel in respect of the radar product. In addition, the agreement includes limitations on our ability (except after review and approval by Intel) to file a patent application based on or using the radar intellectual property licensed to us under the agreement, or information in Intel’s radar patents during the term of the agreement and for five years after the completion of the development of the last Mobileye sensor product.

We expect Intel will continue to beneficially hold a majority of the voting power of our common stock and we and Intel expect to continue as strategic partners, collaborating on projects to pursue the growth of computing in the automotive sector. Intel may from time to time make strategic decisions that it believes are in the best interests of its business as a whole, including our company. These decisions may be different from the decisions that we would have made on our own. Intel’s decisions with respect to us or our business, including any related party transactions between Intel and us, may be resolved in ways that favor Intel and its stockholders, which may not coincide with the interests of our other stockholders.

Although we entered into the Tax Sharing Agreement with Intel under which our tax liabilities effectively will be determined based upon, subject to certain assumptions, our and/or our subsidiaries’ assets and activities, we nonetheless could be held liable for the tax liabilities of other members of any consolidated, combined or unitary tax group of Intel and/or its subsidiaries.

We have historically been included in Intel’s consolidated group (the “Consolidated Group”) for U.S. federal income tax purposes, as well as in certain consolidated, combined, or unitary groups that include Intel and/or certain of its subsidiaries for state and local income tax purposes (each, a “Combined Group”). We entered into the Tax Sharing Agreement with Intel in connection with the Mobileye IPO. Pursuant to the Tax Sharing Agreement, we generally are required to make payments to Intel such that, with respect to tax returns for any taxable period in which we or any of our subsidiaries are included in the Consolidated Group or any Combined Group, the amount of taxes to be paid by us will be determined by computing the excess (if any) of any taxes due on any such return over the amount that would otherwise be due if such return were recomputed by excluding us and/or our included subsidiaries.

We have previously been included in the Consolidated Group for the most recent annual period and expect to be included in the Consolidated Group going forward. Each member of a consolidated group during any part of a consolidated return year is jointly and severally liable for tax on the consolidated return of such year and for any subsequently determined deficiency thereon. Similarly, in some jurisdictions, each member of a consolidated, combined or unitary group for state, local, or foreign income tax purposes is jointly and severally liable for the state, local, or foreign income tax liability of each other member of the consolidated, combined or unitary group. Accordingly, for any period in which we are included in the Consolidated Group or any Combined Group, we could be liable in the event that any income tax liability was incurred, but not discharged, by any other member of any such group.

In order to preserve the ability for Intel to distribute its shares of our Class B common stock pursuant to a tax-free spin-off under U.S. federal income tax law, we may be prevented from pursuing opportunities to raise capital, effectuate acquisitions, or provide equity incentives to our employees, which could adversely affect our business, results of operations, and financial condition.

Under current U.S. federal income tax law, in order to consummate a tax-free spin-off of our stock, Intel would need to have beneficial ownership of our stock representing at least 80% of the total voting power and 80% of each class of non-voting capital stock. Nevertheless, if Intel were to decide to pursue a possible spin-off, we have agreed to cooperate with Intel and to take any and all actions reasonably requested by Intel in connection with such a transaction. Our rights, responsibilities and obligations with respect to any possible spin-off are set forth in the Master Transaction Agreement and Tax Sharing Agreement. For example, in the event Intel completes a spin-off, we have agreed not to take certain actions, such as certain asset sales or contributions, mergers, stock issuances, or stock sales within the two years following the spin-off without first obtaining the opinion of tax counsel or an IRS ruling to the effect that such actions will not result in the spin-off failing to qualify as a tax-free spin-off. Additionally, under our amended and restated certificate of incorporation, until the first date on which Intel ceases to beneficially own 20% or more of the outstanding shares of our common stock, the prior affirmative vote or written consent of Intel, as the holder of the Class B common stock, is required in order to authorize us to issue any stock or other equity securities except to our subsidiaries or pursuant to our employee benefit plans limited to a share reserve of 5% of the outstanding number of shares of our common stock on the immediately preceding December 31. Intel’s intention to retain its ability to effectuate a tax-free spin-off of our stock may cause Intel to decide not to consent to such issuances. See “— Certain corporate actions by us would require the prior consent of Intel, and there can be no guarantee that Intel will consent to such matters, even if they are in our best interests.” These requirements could prevent us from pursuing opportunities to raise capital, effectuate acquisitions, or provide equity incentives to our employees, which could adversely affect our business, results of operations, and financial condition.

Certain corporate actions by us would require the prior consent of Intel, and there can be no guarantee that Intel will consent to such actions, even if they are in our best interests.

Our amended and restated certificate of incorporation provides that, in addition to any other vote required by law or by our amended and restated certificate of incorporation, until the first date on which Intel ceases to beneficially own 20% or more of the outstanding shares of our common stock, the prior affirmative vote or written consent of Intel as the holder of the Class B common stock is required in order to authorize us to take certain corporate actions. There can be no guarantee that Intel will consent to such actions, even if they are in our best interests.

We have historically utilized and plan to continue to utilize various administrative services and licenses provided by Intel, and if we are unable to continue utilizing such services and/or licenses we may fail to replace them at prices or on terms as favorable as those Intel provides. In addition, we have granted Intel a worldwide and perpetual license to our patents and patent applications.

We have historically utilized various administrative, financial, and other services provided by Intel. In addition, we are party to an agreement with Intel under which (i) we grant to Intel a royalty-free, nonexclusive, nontransferable, perpetual, irrevocable, sublicensable under certain circumstances, and worldwide license under patents and patent applications owned or controlled by us, and (ii) Intel grants to us a royalty-free, nonexclusive, nontransferable, and worldwide license, sublicense, or other right, as applicable, under certain patents and patent applications of other Intel subsidiaries and certain third parties. Any license, sublicense, or other right granted by Intel to us with respect to third-party patents and patent applications (or specific claims thereof) included in the grant in clause (ii) may be revoked (effective as of the date specified by Intel) by Intel, in whole or in part, at any time (and automatically terminates once Intel can no longer extend such rights to us under the applicable third-party license agreement), and all licenses, sublicenses or other rights from Intel with respect to patents and patent applications of other Intel subsidiaries included in the grant by Intel to us in clause (ii) automatically terminate once Intel’s ownership of our common stock falls below 50%. The license granted by us to Intel in clause (i) survives even if Intel’s ownership of our common stock falls below 50%, but solely with respect to patents and patent applications owned or controlled by us as of or prior to such time. The agreement will continue until the expiration of the last to expire of the patents and patent applications included in the grants in clauses (i) and (ii), unless earlier terminated by Intel at any time for its convenience. If any of our licenses from Intel were to terminate for any reason, we may be unable to replace such licenses at prices or on terms as favorable as those Intel provides, if at all, and that could adversely affect our business, results of operations, and financial condition.

Intel provides us with administrative, financial, legal, tax, and other services pursuant to the Administrative Services Agreement and certain technologies and products that may be used in the development, manufacture, and commercialization of our solutions pursuant to the Technology and Services Agreement and LiDAR Product Collaboration Agreement. If we are unable to maintain these contractual relationships with Intel, we may fail to replace such services and/or licenses at prices or on terms as favorable as those Intel provides, and that could adversely affect our business, results of operations, and financial condition.

Risks Related to Ownership of Our Class A Common Stock

The market price of our Class A common stock may fluctuate, and you could lose all or part of your investment.

The stock market in general has been, and the market price of our Class A common stock specifically is, subject to fluctuation, whether due to, or irrespective of, our operating results and financial condition. The market price of our Class A common stock on Nasdaq may fluctuate as a result of a number of factors, some of which are beyond our control, including, but not limited to:

●announcements by regulators and other safety organizations regarding ADAS, autonomous driving and related technology;
●publicized accidents involving ADAS and autonomous driving technology, whether developed by us or our competitors;
●market acceptance of our solutions;
●the impact of the COVID-19 pandemic on our management, employees, customers, and operating results;
●announcements of the results of research and development projects by us or our competitors;

●announcements by others relating to autonomous driving technology and its adoption by OEMs;
●development of new competitive systems and products by others;
●changes in earnings estimates or recommendations by securities analysts;
●developments concerning our intellectual property rights;
●loss of key personnel, particularly Professor Shashua;
●changes in the cost of satisfying our warranty obligations;
●loss of key customers;
●disruptions to our and the global supply chain;
●macroeconomic irregularities such as worsening inflationary trends, volatile interest rates and labor shortages;
●delays between our expenditures to develop and market new or enhanced products and the generation of sales from those products;
●changes in the amount that we spend to develop, acquire, or license new products, technologies, or businesses;
●changes in our research and development and operating expenditures;
●variations in our and our competitors’ results of operations and financial condition;
●our sale or proposed sale or the sale or proposed sale by Intel (or other actions taken by Intel) or other significant stockholders of our common stock or other securities in the future; and
●general market conditions and other factors, including factors unrelated to our operating performance.

These factors and any corresponding price fluctuations may materially and adversely affect the market price of our shares of Class A common stock and result in substantial losses being incurred by our investors. Market prices for securities of technology companies historically have been very volatile. The market for these securities has from time to time experienced significant price and volume fluctuations for reasons unrelated to the operating performance of any one company. In the past, following periods of market volatility, public company stockholders have often instituted securities class action litigation in the United States. If we were involved in securities litigation, then it could impose a substantial cost upon us and divert the resources and attention of our management from our business.

We do not expect to pay dividends in the foreseeable future.

Other than in connection with the Reorganization, we have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends for the foreseeable future.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) and stock exchange rules promulgated in response to the Sarbanes-Oxley Act. The requirements of these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly and increase demand on our systems and resources. As a public company, we are obligated to file with the SEC annual and quarterly information and other reports that are specified in the Exchange Act, and therefore will need to have the ability to prepare financial statements that are compliant with all SEC reporting requirements on a timely basis. In addition, we continue to be subject to other reporting and corporate governance requirements, including certain requirements of Nasdaq and certain provisions of the Sarbanes-Oxley Act and the regulations promulgated thereunder, which will impose significant compliance obligations upon us. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required, and management’s attention may be diverted from other business concerns.

Furthermore, though we have been indirectly subject to these requirements previously as a subsidiary of Intel, we might not be successful in implementing these requirements. The increased costs of compliance with public company reporting requirements and our potential failure to satisfy these requirements could have an adverse effect on our business, results of operations, and financial condition.

Failure to establish and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have an adverse effect on our business, results of operations, and financial condition.

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which will require management to certify financial and other information in our quarterly and annual reports and, beginning with fiscal year 2023, provide an annual management report on the effectiveness of internal control over financial reporting, to which our auditors will need to attest in accordance with guidelines set forth by the Public Company Accounting Oversight Board (“PCAOB”). We may in the future identify material weaknesses when evaluating our internal control over financial reporting that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. Testing and maintaining our internal control over financial reporting may also divert management’s attention from other matters that are important to the operation of our business. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented, or amended from time to time, then we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations.

Moreover, any material weakness or other deficiencies in our internal control over financial reporting may impede our ability to file timely and accurate reports with the SEC. Any of the above could cause a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could adversely affect our business, results of operations, and financial condition.

If securities and industry analysts do not publish research or publish inaccurate or unfavorable research about our business, then the stock price and trading volume of our Class A common stock could decline.

The trading market for our Class A common stock will depend, in part, on the research and reports that securities and industry analysts publish about us and our business. Securities and industry analysts do not currently, and may never, cover our company. If securities and industry analysts do not commence or maintain coverage of our company, then the stock price of our Class A common stock would likely be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, then the stock price of our Class A common stock would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, then demand for our stock could decrease, which might cause the stock price and trading volume of our Class A common stock to decline.

The issuance by us of additional equity securities may dilute your ownership and adversely affect the market price of our Class A common stock.

Our amended and restated certificate of incorporation authorizes us to issue shares of Class A common stock and rights relating to Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. In addition, under the terms of the Master Transaction Agreement we entered into with Intel in connection with the Mobileye IPO, we granted Intel a continuing right to purchase from us such number of shares of Class A common stock or Class B common stock as is necessary for Intel to maintain an aggregate ownership of our common stock representing at least 80.1% of our common stock outstanding following the Mobileye IPO. Any common stock that we issue, including under our equity incentive plan or in connection with the Master Transaction Agreement, would dilute the percentage ownership of existing stockholders prior to such issuance.

In the future, we may attempt to obtain financing or to further increase our capital resources by issuing additional shares of our Class A common stock or securities convertible into shares of our Class A common stock or by offering debt or other securities. We could also issue shares of our Class A common stock or securities convertible into our Class A common stock or debt or other securities in connection with acquisitions or other strategic transactions. Issuing additional shares of our Class A common stock or securities convertible into shares of our Class A common stock or debt or other securities may dilute the economic and voting rights of our existing stockholders and would likely reduce the market price of our Class A common stock.

Upon liquidation, holders of debt securities and preferred shares, if issued, and lenders with respect to other borrowings would receive a distribution of our distributable assets prior to the holders of our common stock. Debt securities convertible into equity securities could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred shares, if issued, could have a preference with respect to liquidating distribution or preferences with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing, and nature of our future offerings. As a result, holders of our Class A common stock bear the risk that our future offerings may reduce the market price of our Class A common stock and dilute their stockholdings in us.

Delaware law and certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer, or proxy contest difficult, thereby adversely affecting the market price of our common stock.

Under our amended and restated certificate of incorporation, we opted out of the anti-takeover provisions of Section 203 of the Delaware General Corporation Law (the “DGCL”). If Intel’s holdings in our stock are reduced so that Intel no longer maintains at least 15% of the combined voting power of our common stock, then we will no longer opt out of Section 203 of the DGCL, which could discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

●our dual class common stock structure, which provides Intel, as the holder of our Class B common stock, with the ability to significantly influence the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding common stock;
●if Intel’s holdings in our stock are reduced so that it no longer maintains a majority of the combined voting power of our common stock, our stockholders will only be able to take action at a meeting of stockholders and not by written consent;
●vacancies on our board of directors will be able to be filled only by our board of directors and not by stockholders, provided, however, that vacancies on our board of directors caused by an action of stockholders may only be filled by a vote of the stockholders until Intel’s holdings in our stock are reduced so that it no longer maintains a majority of the combined voting power of our common stock;
●beginning at the first annual meeting of stockholders following any such time that Intel’s holdings in our stock no longer represent at least 20% of the aggregate number of shares of our outstanding common stock, our board of directors will be classified into three classes of directors with staggered three-year terms;
●beginning at the first annual meeting of stockholders following any such time that Intel’s holdings in our stock no longer represent at least 20% of the aggregate number of shares of our outstanding common stock, directors will only be able to be removed from office for cause;
●so long as Intel’s holdings in our stock represent at least 20% of the aggregate number of shares of our outstanding common stock, consent by holders of a majority of our Class B common stock will be required for consolidations or mergers;

●no provision in our amended and restated certificate of incorporation or amended and restated bylaws provides for cumulative voting, which limits the ability of minority stockholders to elect director candidates;
●only the Chairman of our Board of Directors, our Chief Executive Officer, or our Secretary upon written request by a majority of our Board of Directors are authorized to call a special meeting of stockholders;
●our amended and restated certificate of incorporation provides that certain litigation against us can only be brought in Delaware unless we otherwise consent;
●nothing in our amended and restated certificate of incorporation precludes future issuances without approval by holders of shares of our Class A common stock of the authorized but unissued shares of our common stock, though approval by holders of a majority of our Class B common stock will be required for such issuances for so long as Intel’s holdings in our stock represent at least 20% of the aggregate number of shares of outstanding common stock, subject to certain exclusions;
●our amended and restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued, without the approval of the holders of our capital stock; and
●advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

These anti-takeover defenses could discourage, delay, or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire, any of which, under certain circumstances, could limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock, and could also affect the price that some investors are willing to pay for our Class A common stock.

Our amended and restated certificate of incorporation contains exclusive forum provisions for certain claims, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated certificate of incorporation, to the fullest extent permitted by law, provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (1) any derivative action or proceeding brought on behalf of us, (2) any action asserting a claim of breach of a duty (including any fiduciary duty) owed by any of our current or former directors, officers, stockholders, employees or agents to us or our stockholders, (3) any action asserting a claim against us or any of our current or former directors, officers, stockholders, employees or agents arising out of or relating to any provision of the DGCL or our amended and restated certificate of incorporation or our amended and restated bylaws, or (4) any action asserting a claim against us or any of our current or former directors, officers, stockholders, employees or agents governed by the internal affairs doctrine of the State of Delaware. As described below, this provision will not apply to suits brought to enforce any duty or liability created by the Securities Act or Exchange Act, or rules and regulations thereunder.

Moreover, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, and our amended and restated certificate of incorporation provides that the federal district courts of the United States will, to the fullest extent permitted by law, be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Our decision to adopt such a federal forum provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that our federal forum provision should be enforced in a particular case, application of our federal forum provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.

Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder and our amended and restated certificate of incorporation provides that neither the exclusive forum provision nor our federal forum provision applies to suits brought to enforce any duty or liability created by the Exchange Act.

Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.

Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to our exclusive forum provisions, including the federal forum provision. Additionally, our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. These provisions may limit our stockholders’ ability to bring a claim in a judicial forum they find favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees and agents. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results, and financial condition.

General Risks

Changes in our effective tax rates may reduce our net income.

A number of factors can increase our effective tax rates, which could reduce our net income, including:

●changes in the volume and mix of profits earned and location of assets across jurisdictions with varying tax rates and the associated impacts of legislative actions affecting multi-national enterprises;
●changes in the valuation of our deferred tax assets and liabilities, and in associated deferred tax asset valuation allowance;
●adjustments to income taxes upon finalization of tax returns;
●increases in expenses not deductible for tax purposes, including equity-based compensation or impairments of goodwill;
●changes in available tax credits;
●changes in our ability to secure new, or renew existing, tax holidays and incentives;
●changes in U.S. federal, state, or foreign tax laws or their interpretation, including changes in the U.S. to the taxation of non-U.S. income and expenses and changes resulting from the adoption by countries of OECD recommendations or other legislative actions;
●changes in accounting standards; and
●those described under “Risks Related to Operations in Israel — The tax benefits that are available to us under Israeli law require us to meet various conditions and may be terminated or reduced in the future, which could increase our costs and taxes.”

Global or regional conditions can adversely affect our business, results of operations, and financial condition.

We and our suppliers have manufacturing, assembly and testing, research and development, sales and other operations in Israel and several other countries, and some of our business activities are concentrated in one or more geographic areas. Moreover, 75% of our total revenue in 2022 was derived outside of the United States, with China, Germany, and the United Kingdom making up 29%, 14%, and 12%, of such revenue respectively, based on the location of the customer to which the product was shipped. As a result, our business, operating results, and financial condition, including our ability to produce, assemble, test, design, develop, or sell products, and the demand for our solutions, are at times adversely affected by a number of global and regional factors outside of our control.

Adverse changes in global or regional economic conditions periodically occur, including recession or slowing growth, changes, or uncertainty in fiscal, monetary, or trade policy, higher interest rates, tighter credit, inflation, lower capital expenditures by businesses including on IT infrastructure, increases in unemployment and lower consumer confidence and spending. Adverse changes in economic conditions can significantly harm demand for our solutions and make it more challenging to forecast our operating results and make business decisions, including regarding prioritization of investments in our business. An economic downturn or increased uncertainty may also lead to increased credit and collectability risks, higher borrowing costs or reduced availability of capital markets, reduced liquidity, adverse impacts on our suppliers, failures of counterparties including financial institutions and insurers, asset impairments and declines in the value of our financial instruments.

We can be adversely affected by other global and regional factors that periodically occur, including:

●geopolitical and security issues, such as armed conflict and civil or military unrest, political instability, human rights concerns and terrorist activity;
●natural disasters, public health issues (including the COVID-19 pandemic) and other catastrophic events;
●inefficient infrastructure and other disruptions, such as supply chain interruptions and large-scale outages or unreliable provision of services from utilities, transportation, data hosting or telecommunications providers;
●formal or informal imposition of new or revised export, import or doing-business regulations, including trade sanctions, tariffs, and changes in the ability to obtain export licenses, which could be changed without notice;
●government restrictions on, or nationalization of, our operations in any country, or restrictions on our ability to repatriate earnings from a particular country;
●adverse changes relating to government grants, tax credits or other government incentives, including more favorable incentives provided to competitors;
●differing employment practices and labor issues;
●ineffective legal protection of our intellectual property rights in certain countries;
●local business and cultural factors that differ from our current standards and practices;
●continuing uncertainty regarding social, political, immigration and tax and trade policies; and
●fluctuations in the market values of any of our investments, which can be negatively affected by liquidity, credit deterioration or losses, interest rate changes, financial results, political risk, sovereign risk, or other factors.

Catastrophic events can adversely affect our business, results of operations, and financial condition.

Our operations and business, and those of our customers and direct and indirect vendors and suppliers of OEMs, can be disrupted by natural disasters, industrial accidents, public health issues (including the COVID-19 pandemic), cybersecurity incidents, interruptions of service from utilities, transportation, telecommunications or IT systems providers, production equipment failures or other catastrophic events.

For example, we have at times experienced disruptions in our production processes as a result of power outages, improperly functioning equipment, and disruptions in supply of raw materials or components, including due to cybersecurity incidents affecting our suppliers. Global climate change can result in certain natural disasters occurring more frequently or with greater intensity, such as drought, wildfires, storms, sea-level rise, and flooding. The long-term effects of climate change on the global economy and the IT industry in particular are unclear, but could be severe.

Catastrophic events could make it difficult or impossible to produce or deliver products to our customers, receive production materials from our suppliers or perform critical functions, which could adversely affect our revenue and require significant recovery time and expenditures to resume operations. While we maintain business recovery plans, some of our systems are not fully redundant and we cannot be sure that our plans will fully protect us from such disruptions. Furthermore, even if our operations are unaffected or recover quickly, if our customers or suppliers cannot timely resume their own operations due to a catastrophic event, we may experience reduced or cancelled orders or disruptions to our supply chain that would adversely affect our business, results of operations, and financial condition.

We maintain insurance coverage for a variety of property, casualty, and other risks. The types and amounts of our insurance coverage vary depending on availability, cost, and decisions with respect to risk retention. Some of the policies under which we are covered have large deductibles and broad exclusions. In addition, one or more insurance providers may be unable or unwilling to pay a claim. Our insurers may also discontinue our insurance coverage and we may be unable to find replacement insurance on acceptable terms or at all, or where we share our limits with Intel claims by Intel under these policies may exhaust the available policy limits.

Losses not covered by insurance may be large, which would adversely affect our business, results of operations, and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease our principal offices at 13 Hartom Street, Jerusalem, Israel, totaling approximately 123,980 square feet, pursuant to a lease that expires in February 2024 and that may be extended, at our option, for an additional five-year term. We also lease office space in Tel Aviv and various other locations in Israel and around the world, including New York, Dusseldorf, Tokyo, Beijing and Shanghai.

We are currently making investments and are building a new campus in Jerusalem, Israel, which is expected to be completed in 2023. We have also signed a lease for additional new office space in Israel that we expect to begin utilizing in 2023 and are working to enter into additional leases for more office space in various locations around the world. In most of the countries we operate in, we lease office space for local operations (local country leadership, customer support, local sales, etc.) and we do not foresee any significant changes to these operations going forward.

We consider our facilities, taken as a whole, to be suitable, adequate, and of sufficient capacity for our current operations.

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock is listed on Nasdaq under the symbol “MBLY.” Our Class B common stock is not listed nor traded on any stock exchange.

On March 1, 2023, there were 2 stockholders of record of our Class A common stock and 1 stockholder of record of our Class B common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or “street name” accounts through brokers.

Dividend Policy

In connection with the Reorganization, on April 21, 2022, we distributed to Intel the Dividend Note, pursuant to which we agreed to pay Intel an aggregate of $3.5 billion (the “Dividend Note”). In November 2022, we used approximately $0.9 billion out of the net proceeds of the Mobileye IPO to repay a portion of the indebtedness under the Dividend Note and Intel contributed to Mobileye the remaining portion of the Dividend Note such that no amounts under the Dividend Note remain owed by us to Intel. The portion of the net proceeds used to repay part of the Dividend Note was such that following the Mobileye IPO, we retained $1.0 billion cash, cash equivalents, or marketable securities as stipulated by the Master Transaction Agreement. In connection with the Reorganization, on May 12, 2022, we declared and paid a dividend in an aggregate amount of $336 million to Intel, net of $14 million of cash paid to tax authorities to settle related tax obligations.

We intend to retain any future earnings and do not anticipate declaring or paying any cash dividends in the foreseeable future. See “Item 1A. Risk Factors — Risks Related to Ownership of Our Class A Common Stock — We do not expect to pay dividends in the foreseeable future.”

Any declaration and payment of future dividends to holders of our common stock will be at the sole discretion of our board of directors and will depend on many factors, including economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, legal, tax and regulatory restrictions, including restrictive covenants may be contained in any of our subsidiaries’ credit facilities, and such other factors as our board of directors may deem relevant.

Under Delaware law, dividends may be payable only out of surplus, which is calculated as our net assets less our liabilities and our capital, or, if we have no surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be filed (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement pursuant to Regulation 14A that will contain such information.

Performance Graph

The following performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Mobileye under the Securities Act or the Exchange Act.

The following graph compares the cumulative total stockholder return on our Class A common stock with the comparable cumulative return of the NASDAQ Composite index and PHLX Semiconductor index. The graph assumes that $100 was invested in our Class A common stock and in each index on October 26, 2022, the date our Class A common stock began trading on Nasdaq. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

*$100 invested at the closing price on the first day of trading on October 26, 2022 of Mobileye Class A common stock and in indices, including reinvestment of dividends.

Unregistered Shares of Equity Securities

Concurrently with the closing of the Mobileye IPO, on October 28, 2022, we issued 4,761,905 shares of our Class A common stock to General Atlantic (ME), L.P., a Delaware limited partnership, at $21.00 per share, pursuant to a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, for gross proceeds of $100 million (the “Concurrent Private Placement”).

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

The IPO price per share was $21.00. The offer and sale was pursuant to the registration statement on Form S-1 (File No. 333-267685), as amended, which was declared effective by the SEC on October 25, 2022. Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC acted as joint lead book-running managers of the Mobileye IPO. None of the underwriting discounts and commissions or estimated offering expenses were incurred or paid to our directors or officers or their associates or to persons owning 10% or more of our common stock or to any of our affiliates. Mobileye’s Class A common stock began trading on Nasdaq on October 26, 2022.

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

Issuer Purchases of Equity Securities

[None.]

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” included elsewhere in this report for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Our financial data for periods ending or as of dates prior to the completion of the Mobileye IPO have been derived from the consolidated financial statements and accounting records of Intel using the historical results of operations and the historical basis of assets and liabilities. The financial data herein includes costs of our business, which may not, however, reflect the expenses we would have incurred as a stand-alone company for the periods presented. Following the completion of the Mobileye IPO, the consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

Company Overview

Mobileye is a leader in the development and deployment of ADAS and autonomous driving technologies and solutions. We pioneered ADAS technology more than 20 years ago and have continuously expanded the scope of our ADAS offerings, while leading the evolution to autonomous driving solutions.

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

As of December 31, 2022, our solutions had been installed in approximately 800 vehicle models (including local country, year, and other vehicle model variations), and our SoCs had been deployed in over 135 million vehicles. We are actively working with more than 50 OEMs worldwide on the implementation of our ADAS solutions. For the year ended December 31, 2022, we shipped approximately 33.7 million of our systems, the substantial majority of which were EyeQ® SoCs. This represents an increase from the approximately 28.1 million of our systems that we shipped in 2021 and approximately 19.7 million of our systems that we shipped in 2020.

We were founded in Israel in 1999. Our co-founder, Professor Amnon Shashua, is our President and Chief Executive Officer. In 2014, we completed an initial public offering as a foreign private issuer and traded under the symbol MBLY on the New York Stock Exchange. Intel acquired Mobileye for $15.3 billion in 2017, after which we became a wholly-owned subsidiary of Intel. We completed the Reorganization and Mobileye IPO in October 2022.

Reorganization and Initial Public Offering

In October 2022, Intel completed the Reorganization for purposes of the Mobileye IPO. The registration statement related to the Mobileye IPO was declared effective on October 25, 2022, and our Class A common stock began trading on Nasdaq under the ticker symbol “MBLY” on October 26, 2022. Prior to the completion of the Mobileye IPO, we were a wholly-owned business of Intel. On November 1, 2022, we closed the sale of additional shares pursuant to the exercise of the underwriters’ over-allotment option. Upon the closing of the Mobileye IPO (after giving effect to the exercise of the over-allotment option), Intel continues to directly or indirectly hold all of the Class B common stock of Mobileye, which represents approximately 99.3% of the voting power of our common stock.

For further information and descriptions of the transactions in the Reorganization related to the Mobileye IPO, see Note 1 of the Notes to the Consolidated Financial Statements.

Our Business Model

We currently derive substantially all of our revenue from our commercially deployed ADAS solutions. In the future, propelled by our next generation of EyeQ® SoCs, our surround computer vision Mobileye SuperVision™ solution, productization of software-defined imaging radars and our True Redundancy™ architecture, we believe that we will be positioned to deliver an autonomous driving solution that can enable the mass adoption of AV.

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

We partner with STMicroelectronics, a leading supplier and innovator of semiconductor devices for automotive applications, in manufacturing, design, and research and development. We have co-developed six generations of our automotive grade SoC, EyeQ®, with STMicroelectronics including EyeQ®5 and EyeQ®6. We have also established a relationship with Quanta Computer to develop and assemble our ECUs, including the design for our Mobileye SuperVision™, which includes our EyeQ®5 SoCs manufactured by STMicroelectronics.

Our close partnership with Intel exists on multiple fronts. As a result of our relationship with Intel, we have access to unique and differentiating technologies such as proprietary silicon photonics fabrication technologies, which we may leverage for the early development of our FMCW lidar, which has the potential to replace alternative third-party lidar sensors to further enhance the performance of our sensor suite. We may also license certain technologies from Intel that support design and development of our software-defined radar, including Intel’s mmWave technologies. Additionally, we intend to explore a collaboration with Intel on a technology platform to integrate our EyeQ® SoC with Intel’s market leading central compute capability, with plans to utilize Intel Foundry Services’ advanced packaging capabilities. This potential platform is intended to enable functions essential to safety, entertainment, and cloud connectivity. Intel’s strength in government affairs and policy development around the world will continue to be of significant value to us as we collaborate with regulators who are preparing frameworks to enable commercial deployment of AVs.

Key Factors Affecting Our Performance

We believe there are several important factors that have affected and that we expect to continue to affect our results of operations:

Global demand for automotive vehicles. Our business performance is related to global automotive sales and automotive vehicle production by our OEM customers. Economic conditions in North America, Europe and Asia can have a large impact on the production volume of new vehicles, and, accordingly, have an impact on our revenue. Our OEM customers’ production can vary from period to period due to global demand, market conditions and competitive conditions, as well as other factors, including the effects of the COVID-19 pandemic. While the automotive industry is showing recovery from the COVID-19 pandemic, with approximately 6% growth in global vehicle production year over year in 2022, production in 2022 was still approximately 8% below the 2019 level. Moreover, automakers continue to face supply chain shortages, and we expect that global vehicle production will not fully recover to pre-COVID-19 pandemic levels from the impact of supply chain constraints in 2022 and 2023. Furthermore, current uncertain economic conditions and inflation may contribute to a reduction in consumer demand, which may reduce vehicle production over at least the next several quarters. In addition, in prior periods, certain Tier 1 customers increased their orders for components and parts, including our solutions, to counteract the impact of supply chain shortages for auto parts, and we expect these Tier 1 customers will utilize accrued inventory on hand before placing new orders to meet the demand of OEMs in current or future periods. As a result, some demand for our solutions and the corresponding revenue from these customers were shifted to earlier time periods than otherwise would have occurred absent a general supply chain shortage and inflationary environment. We cannot predict when the impact of these factors on global vehicle production will substantially diminish. However, ADAS volumes have grown faster in recent years than the overall automotive market as ADAS penetration rates have increased, and we believe that we will continue to benefit from that trend. Our revenue of $1.9 billion for the year ended 2022 was up 35% year-over-year, outperforming the increase of global automotive production. However, we believe that the expected continued constraint on global automotive production resulting from supply chain shortages and the effects of economic uncertainty will limit our ability to increase our revenue. We expect to continue to capitalize on our strong and collaborative relationships with OEMs and Tier 1s to expand our presence in key markets and capture the long-term growth opportunities in those markets.

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

Investment in technology leadership and product development. We believe our ability to continue to develop and design highly advanced and cost-efficient ADAS and AV solutions will position us to extend our technology leadership and encourage greater adoption of our solutions by enabling greater levels of autonomy. We also believe that our roadmap for future generations of EyeQ® SoCs and advanced systems will ultimately power autonomous driving solutions. The EyeQ® family design further enables scalable ECU architectures, from supporting a variety of ADAS solution architectures to hosting the full workload of autonomous driving, while meeting stringent cost and power efficiency requirements. We expect that our development of software-defined radar will provide a significant cost advantage by eliminating the need for multiple high-cost lidars around the vehicle and require only a single front-facing lidar, significantly lowering the overall cost of the required sensors compared to solutions that use lidar centric or lidar-only systems. Together with Intel, we also are currently in the early stages of development of FMCW lidar, which has the potential to replace alternative third-party lidar to further enhance the performance of our sensor suite. We believe the ability of our foundational technology to provide a low-cost scale solution with low power-consumption, both from an on-board technology and sensor suite perspective, will be critical to enabling the mass adoption of autonomous driving solutions.

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

ASP varies based on a solution’s applications and complexity. As a particular solution matures and unit volumes increase, we expect its ASP to decline. In addition, there are generally step-downs in pricing over periods of production as volumes ramp up. While individual solution ASPs may decline, we seek to continually offer new features and functionality and increase the value that our solutions offer to OEM customers as we target new design win opportunities, manage the life cycles of existing solutions and create new ADAS categories with advanced features. We also are currently beginning to deliver full system solutions consisting of higher-function products such as SuperVisionTM which carry significantly higher prices as compared to our single EyeQ® SoC and cloud-enhanced ADAS products. We believe our differentiated and scalable solutions consistently enhanced by additional features can enable us to maintain or increase overall ASPs over time, as SuperVisionTM and other advanced solutions become a larger portion of our product mix.

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

Supply and manufacturing capacity. Our solutions are dependent on the global semiconductor supply chain. The continued and timely supply of input materials, the availability of manufacturing capacity, and packaging and testing services at reasonable prices impact our ability to meet customer demand. Supply chain disruptions, shortages of raw material, such as wafers and substrates, and manufacturing limitations as a result of COVID-19 or other factors could limit our ability to meet customer demand and result in delayed, reduced, or canceled orders. The semiconductor industry is experiencing widespread shortages of substrates and other components and available foundry manufacturing capacity, and we anticipate that such shortages will continue. During 2022 and 2021, STMicroelectronics, our sole supplier of EyeQ® SoCs, was not able to meet our demand for EyeQ® SoCs, causing a significant reduction in our inventory level, and we may continue to experience a shortfall of chips throughout 2023. We entered 2022 with significantly lower inventories of our EyeQ® SoCs as a result of the limited supply during 2021, and, due to continuing supply chain constraints, we may continue to operate with minimal or no inventory of EyeQ® SoCs or ECUs for our SuperVisionTM products on hand. As a result, we are substantially reliant on timely shipments of EyeQ® SoCs from STMicroelectronics and ECUs from Quanta Computer (or other suppliers) to fulfill customer orders and are unable to offset future supply constraints through the use of inventory on hand. The limited supply of EyeQ® SoCs has already led to rescheduling deliveries to our customers on certain occasions and may continue to cause delays in our ability to fulfill our customers’ orders as scheduled. Our results of operations in 2022 have not been significantly impacted by the shortfall of chips. Our reliance on single or limited suppliers and vendors for certain components, equipment, and services and the aforementioned shortages of substrates and other components have led to increased supply chain risks and continue to stress our ability to meet the supply demands of our customers. To mitigate these supply chain constraints, management is monitoring inventory levels on an ongoing basis. Although we cannot fully predict the length and the severity of the impact these pressures will have on a long-term basis, we do not anticipate that our current supply chain constraints would materially adversely affect our results of operations, capital resources, sales, profits, and liquidity on a long-term basis.

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

EyeQ® SoC sales represented approximately 89% and 94% of our revenue for the years 2022 and 2021, respectively. Sales of our SuperVision™ product represented the majority of the remainder of our revenue for 2022 and sales of our aftermarket products represented the majority of the remainder of our revenue for 2021. Revenue from the sale of our EyeQ® products, SuperVision™ products and our aftermarket products is recognized at the time of product shipment from our facilities, as determined by the agreed-upon shipping terms. Our sales to any single Tier 1 automotive supplier typically cover more than one OEM and more than one production program from any OEM.

Cost of Revenue

Cost of revenue consists primarily of expenses associated with the manufacturing cost of our EyeQ® SoCs and our SuperVision™ product, and amortization of acquired intangible assets, identified as developed technology. Additional costs are royalty fees for the intellectual property that is included in the EyeQ® SoC, personnel-related expenses, including share-based compensation for employees on our operations teams, logistics and insurance costs and allocated overhead costs. As we develop and sell full systems that include hardware beyond EyeQ® SoCs, we expect that our gross margin will decrease because of the greater hardware content included in our solutions. However, as a result of a higher expected selling price for such systems, we expect our gross profit per unit will increase on a dollar basis.

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

We intend to continue our significant investment in research and development activities to attain our strategic objectives. Accordingly, we expect research and development expenses to increase in absolute dollars, but to gradually decrease as a percentage of total revenue, over time. We expect that in the near term our research and development expenses will increase compared to 2022, mainly due to additional research and development headcount and higher direct expenses that we expect to incur in connection with the development of our new EyeQ® SoC generations, Premium Driver-Assist offerings and the productization of our AV solutions and active sensor suite.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of expenses associated with the amortization of acquired intangible assets, comprised of customer relationships and branding costs, personnel-related expenses, including share-based compensation of our sales force, as well as advertising and marketing expenses and allocated overhead costs.

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

Interest Income (Expense) and Other Income (Expense), net

On April 21, 2022, we and Intel entered into a loan agreement whereby we issued a promissory note to Intel in an aggregate principal amount of $3.5 billion (the “Dividend Note”). The Dividend Note accrues interest at a rate equal to 1.26% per annum. In November 2022, we used approximately $0.9 billion out of the net proceeds of the Mobileye IPO to repay a portion of the indebtedness under the Dividend Note and Intel contributed to Mobileye the remaining portion of the Dividend Note (plus related accrued interest) such that no amounts under the Dividend Note remain owed by us to Intel.

We generated interest income on a loan to Intel for which the outstanding balance was zero and $1.3 billion as of December 31, 2022 and December 25, 2021 respectively.

Other income (expense), net, consists primarily of income from short term deposits and income related to investment in money market funds, as well as fluctuations in value due to foreign exchange differences between our monetary assets and liabilities denominated in New Israeli Shekels and to a much lesser extent, the Euro, the Chinese Yuan, the Japanese Yen, and other currencies.

Benefit (provision) for income taxes

Benefit (provision) for income taxes consists primarily of income taxes related to the United States, Israel and other foreign jurisdictions in which we conduct business. We also have incurred deferred tax liabilities with respect to tax amortization of certain acquired intangible assets. We are eligible for certain tax benefits in Israel under the Investment Law, at a reduced tax rate, subject to specified terms.

During the years presented in our consolidated financial statements, certain components of our business operations were included in the consolidated U.S. domestic and certain foreign income tax returns filed by Intel, where applicable. We also file certain foreign income tax returns on a separate basis, distinct from Intel. The income tax provision included in our consolidated financial statements has been calculated using the separate return method as if we had filed our own tax returns. We present tax loss and tax credit carry-forward amounts that have not been utilized by Intel only to the extent such tax attributes can be claimed as a benefit consistent with our separate tax return method approach. The use of the separate return method may result in differences between our income tax provision compared to Intel’s consolidated income tax provision.

In 2021, Mobileye’s Israeli operations became taxable in the United States as a branch entity. In 2022, Moovit’s Israeli operations became taxable in the United States as a branch entity. As a result, these operations are taxed both in the United States and Israel. For U.S. tax purposes, there are favorable future tax deductions from which we have not benefited due to a valuation allowance position. If warranted, based on the assessment of verifiable evidence in support of the realization of deferred tax assets, the valuation allowances may be released, resulting in a tax benefit.

Realization of deferred tax assets is based on our judgment and various factors including reversal of deferred tax liabilities, the ability to generate future taxable income in jurisdictions where such assets have arisen, and potential tax planning strategies. The valuation allowance for the years presented in our consolidated financial statements primarily related to U.S. branch deferred tax assets not currently expected to be realized given that we have sustained recent losses based on the separate return method.

Certain net operating losses and tax credit carry-forward tax attributes generated by the Company that have been utilized as part of Intel’s consolidated income tax return filings, but have not been utilized by the Company under the separate return method approach, have been reflected in these consolidated financial statements because the Company will recognize a benefit based on the separate return method when determined to be realizable.

Results of Operations

The following table sets forth our results of operations in dollars and as a percentage of revenue for the periods indicated:

	Year Ended
	December 31,		December 25,		December 26,
	2022		2021		2020
U.S. dollars in millions	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue	$1,869	100%	$1,386	100%	$967	100%
Cost of revenue	947	51%	731	53%	591	61%
Gross profit	922	49%	655	47%	376	39%
Operating expenses:
Research and development, net	789	42%	544	39%	440	46%
Sales and marketing	120	6%	134	10%	116	12%
General and administrative	50	3%	34	2%	33	3%
Total operating expenses	959	51%	712	51%	589	61%
Operating income (loss)	$(37)	(2)%	$(57)	(4)%	$(213)	(22)%
Interest Income (expense) with related party, net and Other Income (expense), net	5	—%	—	—%	1	—%
Income (loss) before income taxes	(32)	(2)%	(57)	(4)%	(212)	(22)%
Benefit (provision) for income taxes	(50)	(3)%	(18)	(1)%	16	2%
Net income (loss)	$(82)	(4)%	$(75)	(5)%	$(196)	(20)%

(1)Includes amortization of acquired intangible assets, as follows:

	Year Ended
	December 31,	December 25,	December 26,
U.S. dollars in millions	2022	2021	2020
Cost of revenue	$469	$419	$368
Sales and marketing	75	90	82
Total amortization of acquired intangible assets	$544	$509	$450

(2)Includes share-based compensation expense, as follows:

	Year Ended
	December 31,	December 25,	December 26,
U.S. dollars in millions	2022	2021	2020
Cost of revenue	$2	$1	$—
Research and development, net	153	77	67
Sales and marketing	5	4	3
General and administrative	14	15	15
Total share-based compensation	$174	$97	$85

Comparison of the years ended December 31, 2022 and December 25, 2021

Revenue

In 2022, revenue was $1.9 billion, up $483 million, or 35%, compared to 2021. This increase in revenue was primarily due to an increase of $363 million, or 28%, in EyeQ® SoC sales, attributable to a 7% increase in ASP and a 19% increase in volume, driven by increasing adoption of ADAS compared to 2021 and a slight improvement in global vehicle production. The remaining increase in revenue was mainly related to the sales of our SuperVision™ solution, which was launched during the fourth quarter of 2021 and ramped up during 2022.

Cost of Revenue

In 2022, our cost of revenue increased by $216 million, or 30%, compared to 2021. This increase was primarily due to an increase of $162 million in manufacturing costs relating primarily to increased sales of our EyeQ® SoC and our sales of SuperVision™ solution. The remaining increase resulted primarily from an increase of $50 million in amortization of intangible assets resulting from the full year impact of the amortization of intangible assets transferred from in-process research and development to acquisition-related developed technology during 2021.

Gross Profit and margin

In 2022, our gross profit increased by $267 million, or 41%, compared to 2021. The increase was mainly driven by the increase in revenue from our EyeQ® SoC sales, as well as the sales of our SuperVision™ solution, partially offset by the increase in amortization of intangible assets.

Our gross margin increased from 47% during 2021, to 49% during 2022. This increase was primarily due to the lower impact of the cost attributable to amortization of intangible assets as a percentage of revenues, which was partially offset by the impact of SuperVision™ sales contributing lower margin given the greater hardware content this product contains. The rise in the cost of our EyeQ® SOCs due to the global semiconductor shortage and to inflationary pressures also had a downward impact on our gross margin, but to a lesser extent than the foregoing because we entered 2022 with an opening balance of EyeQ® SoC inventory previously acquired at lower-than-current prices and passed on some of the increased costs of EyeQ® SoCs acquired at current prices to our customers.

Research and Development Expenses, net

Research and development expenses, net, in 2022, increased by $245 million, or 45%, compared to 2021. This increase was primarily due to an increase of $187 million in payroll and related expenses, resulting from an increase in average research and development headcount of 433 employees and an increase in payroll costs, including share-based compensation. Additionally, there was an increase of $47 million in cloud computing services and investments attributable to new product development.

Sales and Marketing Expenses

Sales and marketing expenses in 2022 decreased by $14 million, or 10% , compared to 2021. The decrease was mainly due to a decrease in amortization of customer relationship and brand-related intangible assets.

General and Administrative Expenses

General and administrative expenses in the 2022 increased by $16 million, or 47%, compared to 2021. This increase was mainly due to an increase in payroll and related expenses, costs related to being a public company and Mobileye IPO related expenses.

Interest Income (expense) with related party, net and Other Income (expense), net

Interest income with related party in 2022 was $18 million compared $3 million in 2021. The increase was due to higher interest earned on the loan to Intel that was settled.

Interest (expense) with related party was $(24) million in 2022 compared to zero in 2021. The increase was due to the accrued interest on the Dividend Note issued to Intel on April 21, 2022.

Other income (expense) net in 2022, was $11 million compared to $(3) million in 2021. This increase was mainly due to higher interest earned on short term bank deposits, interest earned on investment in money market funds during the fourth quarter of 2022, as well as the effect of foreign exchange fluctuations.

Benefit (Provision) for Income Tax

In 2022, provision for income tax increased by $32 million, compared to 2021. This increase was mainly due to the amortization of deferred tax liability with respect to intangible assets attributable to the acquisition of Moovit, which resulted in benefit for income tax in 2021, as well as withholding tax expense of $14 million related to a dividend distribution between entities within the Mobileye Group, which resulted in a corresponding partial benefit in the United States for associated foreign tax credits utilized.

Comparison of the years ended December 25, 2021 and December 26, 2020

Revenue

In 2021, revenue was $1.4 billion, up $419 million, or 43%, from 2020. This increase was primarily attributable to a 43% increase in the volume of our EyeQ® SoCs sold in 2021 as compared to 2020, driven by increasing adoption of ADAS compared to 2020 and a slight improvement in global vehicle production. In particular, the increase in 2021 reflected the increase in sales from (1) new launches (meaning the beginning of series deliveries to OEMs through Tier 1 automotive suppliers) of production programs particularly with Honda, Fiat Chrysler Automobiles, Peugeot, and Great Wall Motors, and (2) the full year effect of production programs launched in 2020, particularly with Renault Nissan, HKMC (Hyundai and Kia), Ford, Fiat Chrysler Automobiles, Peugeot, and Great Wall Motors.

Cost of revenue and gross profit

In 2021, our cost of revenue increased by $140 million, or 24%, from 2020. This increase was mainly due to an increase of $86 million in manufacturing costs relating primarily to increased sales of our EyeQ® SoC, and an increase of $51 million in amortization of intangible assets. The increase in amortization of intangible assets was mainly due to an increase of $32 million attributed to intangible assets acquired in the acquisition of Moovit, given the recognition of a full year amortization.

In 2021, our gross profit increased by $279 million, or 74%, from 2020. The increase in 2021 was driven by the growth in volume of products sold, partially offset by the increase in amortization of intangible assets primarily due to the recognition of a full year of amortization of intangible assets acquired in the acquisition of Moovit.

Our gross margin increased from 39% during 2020 to 47% during 2021. The increase in 2021 compared to 2020 was due primarily to the higher impact of the cost attributable to amortization of intangible assets, as a percentage of revenue in 2020.

Research and Development Expenses, Net

Research and development expenses, net in 2021 increased by $104 million, or 24%, compared to 2020. The increase in 2021 was mainly due to an increase of $75 million in payroll and related expenses, derived from an average increase in research and development headcount of 274 employees and payroll costs. Additionally, there was an increase of $21 million in cloud computing services, development tools, and investments attributable to new product development.

Sales and Marketing Expenses

Sales and marketing expenses in 2021 increased by $18 million, or 16%, compared to 2020. The increase in 2021 was mainly due to an increase of $8 million in amortization of customer relationship and brand-related intangible assets and an increase of $6 million in employee-related costs mainly as a result of the full year impact of Moovit.

General and Administrative Expenses

General and administrative expenses in 2021 increased by $1 million, or 3%, compared to 2020. The increase in 2021 was insignificant.

Interest Income (Expenses) and Other Expenses

Interest income attributable to the loan with Intel was $3 million in 2021, compared to $6 million in 2020. The decrease resulted from a reduction in the London Interbank Offered Rate (“LIBOR”).

Other expenses decreased by $2 million in 2021, compared to 2020, mainly due to the effect of foreign exchange fluctuations.

Benefit (provision) for income tax

In 2021 provision for income tax was $18 million compared to benefit from income tax of $16 million in 2020, mainly due to the effect of deferred income taxes associated with the amortization of goodwill for tax purposes, as a result of our inclusion in the consolidated, combined, or unitary U.S. federal and state income tax returns with Intel starting in 2021.

Liquidity and Capital Resources

We believe we have sufficient sources of funding to meet our business requirements and plans for the next 12 months and in the longer term. Cash generated by operations is our primary source of liquidity for funding our strategic business requirements.

Our primary uses of funds have been for funding increases in headcount in our research and development departments and investments attributable to new product development, as well as for funding our capital expenditures. Our capital expenditures have related mainly to the construction of our campus, data storage and other computer related equipment and were $111 million and $143 million for 2022 and 2021, respectively. In connection with the Reorganization, on May 12, 2022, we also declared and paid a dividend in an aggregate amount of $336 million to Intel, net of $14 million of cash paid to tax authorities to settle related tax obligations.

To fund our cash requirements in the ordinary course of business, we anticipate that we will continue to primarily rely on operating cash flows, supplemented by our total cash and cash equivalents, together with approximately $0.1 billion retained by us out of the Mobileye IPO net proceeds that we retained in accordance with the Master Transaction Agreement entered into in connection with the Mobileye IPO, which required that Intel ensure that immediately after completion of the Mobileye IPO we will have $1.0 billion in cash, cash equivalents, or marketable securities. Accordingly, we used approximately $0.9 billion to repay a portion of the indebtedness owed by us to Intel under the Dividend Note. We expect our total capital expenditures for 2023 to be above our total capital expenditures in 2022, mainly given the expansion to additional facilities required to accommodate our headcount growth, as well as investments in equipment related to the development of our next generation products. The construction of our campus is planned to be completed in 2023, with a remaining cost we estimate to be between $55 million and $65 million. Our future capital requirements will depend on many factors, including our growth rate and the timing and extent of operating expenses.

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

Cash Flows

The following table sets forth certain consolidated statements of cash flow data:

	Year Ended
	December 31,	December 25,	December 26,
U.S. dollars in millions	2022	2021	2020
Net cash provided by operating activities	$546	$599	$271
Net cash provided by (used in) investing activities	1,187	(157)	(965)
Net cash provided by (used in) financing activities	(1,317)	91	732
Effect of foreign exchange rate changes on cash and cash equivalents	(6)	(1)	—
Increase in cash, cash equivalents and restricted cash	$410	$532	$38

Operating activities

For 2022 compared to 2021, the $53 million decrease in cash provided by operating activities was mainly due to a change in employee related balances resulting from our recruitment of certain employees relating to the Mobileye business from Intel during the second quarter of 2022 and an increase in accounts receivable balance due to the ramp up in revenue, partially offset by an increase in non-cash adjustments, mainly attributable to the increase in share-based compensation expense.

For 2021 compared to 2020, the $328 million increase in cash provided by operating activities was primarily driven by a decrease of $121 million in net loss, an increase in net cash inflow from working capital and an increase in non-cash adjustments, mainly attributable to the amortization of intangible assets.

Investing activities

Net cash provided by investing activities in 2022 was $1,187 million, consisting primarily of $1,299 million net repayment of a loan by Intel, partially offset by capital expenditures.

Net cash used in investing activities in 2021 was $157 million, primarily relating to capital expenditures in connection with the construction of our campus.

Net cash used in investing activities in 2020 was $965 million consisting primarily of a net investment of $745 million with respect to our acquisition of Moovit, $135 million loan to Intel and capital expenditures mainly relating to the construction of our campus.

Financing activities

Net cash used in financing activities in 2022 was $1,317 million, consisting primarily of $900 million legal purchase of Moovit and $918 million repayment of the Dividend Note, as well as $280 million of share-based compensation recharge payments made to Intel and the $337 million dividend to Intel, partially offset by $1,034 million in net proceeds from the Mobileye IPO.

Net cash provided by financing activities in 2021 was $91 million, as a result of a net contribution from Intel.

Net cash provided by financing activities in 2020 was $732 million, consisting primarily of $825 million for the acquisition of Moovit, partially offset by share-based compensation recharge payments made to Intel.

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

Part of our liability for severance pay is covered by the provisions of Section 14 of the Israeli Severance Pay Law (“Section 14”). Under Section 14 employees are entitled to monthly deposits, at a rate of 8.33% of their monthly salary, contributed by us on their behalf to their insurance funds. Payments in accordance with Section 14 release us from any future severance payments in respect of those employees. As a result, we do not recognize any liability for severance pay due to these employees and the deposits under Section 14 are not recorded as assets on the consolidated balance sheets.

Severance pay liability decreased from $68 million as of December 25, 2021, to $56 million as of December 31, 2022, mainly due to the recruitment of certain employees relating to the Mobileye business from Intel during the second quarter of 2022, partially offset by an increase in salary and related costs.

Indebtedness

We have several bank guarantees aggregating approximately $11 million (denominated in New Israeli Shekels) mainly in connection with lease agreements and import of vehicles.

In addition, in connection with the Reorganization and the Mobileye IPO, on April 21, 2022, we distributed to Intel the Dividend Note, in the aggregate principal amount of $3.5 billion. In November 2022, we used approximately $0.9 billion out of the net proceeds to repay a portion of indebtedness under the Dividend Note and Intel has contributed to Mobileye the remaining portion of the Dividend Note such that no amounts under the Dividend Note remain owed by us to Intel.

Non-GAAP Financial Measures

Our management uses Adjusted Gross Profit and Margin, Adjusted Operating Income and Margin and Adjusted Net Income, collectively, as key measures in operating our business. We use such non-GAAP financial measures to make strategic decisions, establish business plans and forecasts, identify trends affecting our business, and evaluate performance. For example, we use these non-GAAP financial measures to assess our pricing and sourcing strategy, in the preparation of our annual operating budget, and as a measure of our operating performance. We believe that these non-GAAP financial measures, when taken collectively, may be helpful to investors because they allow for greater transparency into what measures our management (and Intel’s management) uses in operating our business and measuring our performance, and enable comparison of financial trends and results between periods where items may vary independent of business performance. The non-GAAP financial measures are presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly titled non-GAAP measures used by other companies. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure presented in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, as well as our consolidated financial statements and related notes included elsewhere in this report.

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

Set forth below is the reconciliation of gross profit to Adjusted Gross Profit and the calculations of gross margin and Adjusted Gross Margin:

	Year Ended
	December 31		December 25		December 26
	2022		2021		2020
		% of		% of		% of
U.S. dollars in millions	Amount	Revenue	Amount	Revenue	Amount	Revenue
Gross profit and margin	$922	49%	$655	47%	$376	39%
Add: Amortization of acquired intangible assets	469	25%	419	30%	368	38%
Add: Share-based compensation expense	2	—%	1	—%	—	—%
Adjusted gross profit and margin	$1,393	75%	$1,075	78%	$744	77%

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

Our Adjusted Gross Margin decreased from 78% for 2021 to 75% for 2022. The decrease was primarily due to increased sales of our SuperVision™, contributing lower margin given the greater hardware this product contains. The rise in the cost of our EyeQ® SoCs due to the global semiconductor shortage and inflationary pressures also had a downward impact on our gross margin, but to a lesser extent than the foregoing.

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

Set forth below is the reconciliation of operating income (loss) to Adjusted Operating Income and the calculations of Operating Margin and Adjusted Operating Margin:

	Year Ended
	December 31		December 25		December 26
	2022		2021		2020
		% of		% of		% of
U.S. dollars in millions	Amount	Revenue	Amount	Revenue	Amount	Revenue
Operating income (loss) and operating margin	$(37)	(2)%	$(57)	(4)%	$(213)	(22)%
Add: Amortization of acquired intangible assets	544	29%	509	37%	450	47%
Add: Expenses related to the IPO	4	—%	—	—%	—	—%
Add: Share-based compensation expense	174	9%	97	7%	85	9%
Adjusted operating income and margin	$685	37%	$549	40%	$322	33%

Our operating loss decreased in 2022 compared to 2021, mainly as a result of growth in our overall business, partially offset by an increase in amortization of acquired intangible assets and share-based compensation expense, as well as an increase in research and development expenses.

Our Adjusted Operating Income increased in 2022 compared to 2021, primarily due to the growth in our overall business, partially offset by the increase in research and development expenses.

Our Adjusted Operating Margin decreased in 2022 compared to 2021, primarily due to a decrease in our Adjusted Gross Margin.

Our Adjusted Operating Income and Margin increased in fiscal 2021 compared to 2020, primarily due to growth in our overall business driven by an increase in adoption of ADAS and a slight improvement in global vehicle production.

We expect that our Adjusted Operating Margin in future near-term years will decrease compared to 2022, mainly due to expected decrease in Adjusted Gross Margin as we develop and sell full systems solutions contributing higher gross profit dollars per unit but lower percentage gross margin given the greater hardware content included in these systems, as well as expected increase in research and development expenses attributable to headcount and higher direct expenses that we expect to incur in connection with the development of new EyeQ® SoC generations, Mobileye SuperVision™ enhancements, and the productization of our AV solutions and active sensor suite.

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

Set forth below is the reconciliation of net income (loss) to Adjusted Net Income:

	Year Ended
	December 31		December 25		December 26
	2022		2021		2020
		% of		% of		% of
U.S. dollars in millions	Amount	Revenue	Amount	Revenue	Amount	Revenue
Net income (loss)	$(82)	(4)%	$(75)	(5)%	$(196)	(20)%
Add: Amortization of acquired intangible assets	544	29%	509	37%	450	47%
Add: Share-based compensation expense	174	9%	97	7%	85	9%
Add: Expenses related to the Mobileye IPO	4	—%	—	—%	—	—%
Less: Income tax effects	(35)	(2)%	(57)	(4)%	(50)	(5)%
Adjusted net income	$605	32%	$474	34%	$289	30%

Our net loss increased in 2022 compared to 2021, mainly as a result of an increase in amortization of acquired intangible assets and share-based compensation expense, as well as an increase in research and development expenses, partially offset by revenue growth. The decrease in our net loss in 2021 as compared to 2020 reflects growth in our overall business, driven by an increase in adoption of ADAS compared to 2020 and a slight improvement in global vehicle production.

Our Adjusted Net Income increased in 2022 compared to 2021, primarily due to growth in our overall business, partially offset by the increase in our research and development expenses. Our Adjusted Net Income increased in fiscal 2021 compared to 2020, primarily due to growth in our overall business, driven by an increase in adoption of ADAS and a slight improvement in global vehicle production.

We expect that our Adjusted Net Income margin (which is the Adjusted Net Income divided by total revenue) in future near-term years will decrease compared to 2022, mainly due to an expected decrease in Adjusted Gross Margin as we develop and sell full systems solutions contributing higher gross profit dollars per unit but lower percentage gross margin given the greater hardware content included in these systems, as well as an expected increase in research and development expenses attributable to headcount and higher direct expenses that we expect to incur in connection with the development of new EyeQ® SoC generations, Mobileye SuperVision™ enhancements, and the productization of our AV solutions and active sensor suite.

Critical Accounting Policies and Estimates

Our audited consolidated financial statements have been prepared in accordance with U.S. GAAP. The application of our accounting policies may require us to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue and expense, and the accompanying disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time the estimate was made.

We consider an accounting policy to be a critical estimate if: (1) we must make assumptions that were uncertain when the judgment was made, and (2) changes in the relevant estimate or assumptions, or selection of a different estimate methodology, could have a significant impact on our financial position or the results that we report in our consolidated financial statements.

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

Intangible Assets

Our consolidated financial statements include acquisition-related intangible assets, consisting of developed technology and customer relationships and brands. The identification and recognition of those intangible assets involve significant judgments relating to, among other things, the projected cash flows attributable to these intangible assets and the estimated useful lives of these intangible assets. We amortize acquisition-related intangible assets that are subject to amortization over their estimated useful lives. The useful lives are determined by management at the time of acquisition, based on historical experience and the economic life of the underlying technology, and are regularly reviewed for appropriateness.

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

Goodwill

We perform an annual impairment assessment of goodwill at the reporting unit level in the fourth quarter of each year, or more frequently if indicators of potential impairment exist. The analysis may include both qualitative and quantitative factors to assess the likelihood of impairment. Additionally, in accordance with ASC 350, we first assess qualitative factors to determine the existence of events or circumstances which indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A quantitative impairment test is only required if we determine, based on the qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying amount.

Qualitative factors include industry and market considerations, overall financial performance, and other relevant events and factors affecting the reporting unit.

Our quantitative impairment test considers both the income approach and the market approach to estimate a reporting unit’s fair value. Significant estimates include business projections, growth rates, estimated costs, and discount rates based on a reporting unit’s weighted average cost of capital. The estimated fair value using a market approach is based on a number of assumptions, including current market capitalization as corroboration of fair value.

As of December 31, 2022, we completed our annual impairment assessment, based on qualitative factors, and no indicators of impairment were identified. For 2021, we performed a quantitative impairment test for one of our reporting units, which had $111 million of allocated goodwill as of December 25, 2021. The fair value of the reporting unit substantially exceeded its carrying amount and no impairment loss was recorded.

Income Taxes

The provision for income tax consists of income taxes in the various jurisdictions where the Company is subject to taxation, primarily the United States and Israel.

Certain components of the Company’s business operations were included in the consolidated U.S. domestic income tax return filed by Intel. The Company also files various foreign income tax returns on a separate basis, distinct from Intel. The income tax provision included in the Company’s consolidated financial statements has been calculated using the separate return method, as if the Company had filed its own tax returns. The Company has entered into the Tax Sharing Agreement with Intel that establishes the respective rights, responsibilities and obligations of the Company and Intel with respect to tax matters and, therefore, ultimately governs the amount payable to or receivable from Intel with respect to income taxes.

Any differences between taxes currently payable to the Intel under the Tax Sharing Agreement and the current tax provision computed on a separate return basis, is reflected as adjustments to additional paid-in capital in the consolidated statement of shareholders’ equity and financing activities within the consolidated statement of cash flows.

Deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Use of the term “more likely than not” indicates the likelihood of occurrence is greater than 50%.

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

For additional information regarding income taxes, see Note 8 of the Notes to the Consolidated Financial Statements.

New Accounting Pronouncements

See “Note 2: Significant Accounting Policies” to our consolidated financial statements included elsewhere in this report for information on new accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of foreign currency exchange rates.

The U.S. dollar is our functional currency. Substantially all our revenue was denominated in U.S. dollars for all periods presented; however certain expenses comprising our cost of revenue and operating expenses were denominated in New Israeli Shekels, mainly payroll. As a result, our consolidated financial statements are subject to fluctuations due to changes in exchange rates as our operating expenses, denominated in New Israeli Shekels, are remeasured from New Israeli Shekels into U.S. dollars. We also have expenses in other currencies, in particular the Euro, the Chinese Yuan, and the Japanese Yen, although to a much lesser extent.

We have attempted to minimize foreign currency risk, primarily by entering into a hedging services agreement with Intel during 2021 . Intel centrally hedges its forecast cash flow exposure to the U.S. dollar / New Israeli Shekel exchange rates, and according to the agreement, we have been entitled to a certain allocation of the gains and losses arising from the execution of the hedging contracts. During the fourth quarter of 2022, we de-designated the remaining cash flow hedges for forecasted operating expenses denominated in ILS and will no longer be participating in Intel’s corporate hedging program. We plan to reassess what, if any, hedging arrangements we will have in subsequent fiscal years.

If the New Israeli Shekel had strengthened by 10% against the U.S. dollar, it would have decreased our cash flows by approximately $37 million during 2020. The effect of a 10% change in the U.S. dollar / New Israeli Shekel exchange rate would not have had a material impact on our cash flows in 2021 and 2022, due to our hedging services agreement with Intel.

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Mobileye Global Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mobileye Global Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and December 25, 2021, and the related consolidated statements of operations and comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 25, 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Amortization of Identified Intangible Assets

As described in Note 12 to the consolidated financial statements, the Company’s net identified intangible asset balance was $2,527 million at December 31, 2022 and the amortization expenses were $544 million for the year ended December 31, 2022. These identified intangible assets consist of developed technology and customer relationships and brands. The amortization expenses recorded for developed technology and customer relationships and brands includes significant judgment in estimating their useful lives.

The principal considerations for our determination that performing procedures relating to the amortization of identified intangible assets is a critical audit matter are (i) there was a high degree of auditor judgment and subjectivity in applying procedures relating to the estimated useful lives of intangible assets due to the significant amount of judgment by management when developing the estimate; and (ii) significant audit effort was required in evaluating the significant assumptions relating to the estimated useful lives.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing management's process for estimating the useful lives of identified intangible assets, including the consideration of current and past performance and management's product roadmap; and (ii) evaluating the appropriateness of the determination of the useful lives, including the consistency with external market and industry data, the corroboration with evidence obtained in other areas of the audit and assessing the adequacy of disclosures in the consolidated financial statements.

/s/ Kesselman & Kesselman

Certified Public Accountants (Isr.)

A member firm of PricewaterhouseCoopers International Limited

Tel-Aviv, Israel

March 9, 2023

We have served as the Company's auditor since 2022.

MOBILEYE GLOBAL INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 25,
U.S. dollars in millions	2022	2021
Assets
Current assets
Cash and cash equivalents	$1,024	$616
Trade account receivables, net	269	155
Inventories	113	97
Related party loan	—	1,326
Other current assets	110	76
Total current assets	$1,516	$2,270
Non-current assets
Property and equipment, net	384	304
Intangible assets, net	2,527	3,071
Goodwill	10,895	10,895
Other long-term assets	119	115
Total non-current assets	13,925	14,385
TOTAL ASSETS	$15,441	$16,655

Liabilities and Equity
Current liabilities
Accounts payable and accrued expenses	$189	$160
Employee related accrued expenses	88	102
Related party payable	73	163
Other current liabilities	34	49
Total current liabilities	384	474
Non-current liabilities
Long-term employee benefits	56	94
Deferred tax liabilities	162	181
Other long-term liabilities	45	17
Total non-current liabilities	263	292
TOTAL LIABILITIES	$647	$766
Equity
Class A common stock: $0.01 par value; 4,000,000,000 shares authorized; shares issued and outstanding: 51,911,905 as of December 31, 2022 and none as of December 25, 2021	1	—
Class B common stock: $0.01 par value; 1,500,000,000 shares authorized; shares issued and outstanding: 750,000,000 as of December 31, 2022 and none as of December 25, 2021	8	—
Additional paid-in capital	14,737	—
Parent net investment	—	15,884
Accumulated other comprehensive income (loss)	(9)	5
Retained earnings	57	—
TOTAL EQUITY	14,794	15,889
TOTAL LIABILITIES AND EQUITY	$15,441	$16,655

The accompanying notes are an integral part of these consolidated financial statements.

MOBILEYE GLOBAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year ended
	December 31,	December 25,	December 26,
U.S. dollars in millions, except share and per share amounts	2022	2021	2020
Revenue	$1,869	$1,386	$967
Cost of revenue	947	731	591
Gross profit	922	655	376
Research and development, net	789	544	440
Sales and marketing	120	134	116
General and administrative	50	34	33
Total operating expenses	959	712	589
Operating income (loss)	(37)	(57)	(213)
Interest income with a related party	18	3	6
Interest expenses with a related party	(24)	—	—
Other income (expense), net	11	(3)	(5)
Income (loss) before income taxes	(32)	(57)	(212)
Benefit (provision) for income taxes	(50)	(18)	16
Net income (loss)	$(82)	$(75)	$(196)
Earnings (loss) per share attributed to Class A and Class B stockholders:
Basic and diluted	$(0.11)	$(0.10)	$(0.26)
Weighted-average number of shares used in computation of earnings (loss) per share attributed to Class A and Class B stockholders (in millions):
Basic and diluted	759	750	750
Net income (loss)	(82)	(75)	(196)
Other comprehensive income (loss), net of tax	(14)	5	—
TOTAL COMPREHENSIVE INCOME (LOSS)	$(96)	$(70)	$(196)

The accompanying notes are an integral part of these consolidated financial statements.

MOBILEYE GLOBAL INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock				Accumulated Other		Total
	Number of		Additional	Parent Net	Comprehensive	Retained	Shareholders'
U.S. dollars in millions, except per share amounts	shares	Amount	paid-in capital	Investment	Income (Loss)	Earnings	Equity
Balance as of December 28, 2019	—	$—	$—	$14,468	$—	$—	$14,468
Net income (loss)	—	—	—	(196)	—	—	(196)
Net transfer from (to) Parent	—	—	—	1,570	—	—	1,570
Balance as of December 26, 2020	—	—	—	15,842	—	—	15,842
Other comprehensive income (loss), net	—	—	—	—	5	—	5
Net income (loss)	—	—	—	(75)	—	—	(75)
Net transfer from (to) Parent	—	—	—	117	—	—	117
Balance as of December 25, 2021	—	—	—	15,884	5	—	15,889
Net income (loss)	—	—	—	(139)	—	57	(82)
Other comprehensive income (loss), net	—	—	—	—	(14)	—	(14)
Equity transaction in connection with the legal purchase of Moovit entities	—	—	—	(900)	—	—	(900)
Dividend Note with related party	—	—	—	(3,500)	—	—	(3,500)
Dividend distribution	—	—	—	(337)	—	—	(337)
Tax sharing agreement with Parent	—	—	(12)	(22)	—	—	(34)
Share-based compensation expense	—	—	50	124	—	—	174
Recharge to Parent for Share-based compensation	—	—	(66)	(52)	—	—	(118)
Net transfer from (to) Parent	—	—	—	84	—	—	84
Issuance of Class B common stock and reclassification of Parent Net Investment in connection with the Initial Public Offering	750	8	11,134	(11,142)	—	—	—
Issuance of Class A common stock in Initial Public Offering, net of underwriting discounts and commissions and offering costs	52	1	1,031	—	—	—	1,032
Dividend Note contribution from related party	—	—	2,600	—	—	—	2,600
Balance as of December 31, 2022	802	$9	$14,737	$—	$(9)	$57	$14,794

The accompanying notes are an integral part of these consolidated financial statements.

MOBILEYE GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	December 31,	December 25,	December 26,
U.S. dollars in millions	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(82)	$(75)	$(196)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	23	17	13
Share-based compensation	174	97	85
Amortization of intangible assets	544	509	450
Exchange rate differences on cash and cash equivalents	6	—	—
Deferred income taxes	(9)	(29)	(53)
Interest on Dividend Note to related party, net	18	—	—
Interest with related party, net	12	20	(5)
Other	(2)	—	1
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts receivables	(114)	(62)	7
Decrease (increase) in other current assets	(10)	(17)	(17)
Decrease (increase) in inventories	(16)	31	(25)
Increase (decrease) in account payables and accrued expenses	58	59	(14)
Increase (decrease) in employee-related accrued expenses and long term benefits	(52)	36	37
Increase (decrease) in other current-liabilities	(16)	20	(3)
Decrease (increase) in other long term assets	17	(7)	(9)
Increase (decrease) in long-term liabilities	(5)	—	—
Net cash provided by operating activities	546	599	271
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(111)	(143)	(91)
Repayment of loan due from related party	1,635	460	6
Issuance of loan to related party	(336)	(474)	(135)
Cash paid for acquisition of Moovit, net of cash acquired	—	—	(745)
Other	(1)	—	—
Net cash provided by (used in) investing activities	1,187	(157)	(965)
CASH FLOWS FROM FINANCING ACTIVITIES
Business combination deferred consideration payment	—	(90)	—
Net transfers from Parent	84	181	825
Dividend paid	(337)	—	—
Share-based compensation recharge	(280)	—	(78)
Proceeds from initial public offering, net of offering costs	1,034	—	—
Changes in withholding tax related to employee stock plans	—	—	(15)
Equity transaction in connection with the legal purchase of Moovit entities	(900)	—	—
Repayment of Dividend Note with related party	(918)	—	—
Net cash provided by (used in) financing activities	(1,317)	91	732
Effect of foreign exchange rate changes on cash and cash equivalents	(6)	(1)	—
Increase in cash, cash equivalents and restricted cash	410	532	38
Balance of cash, cash equivalents and restricted cash, at beginning of year	625	93	55
Balance of cash, cash equivalents and restricted cash, at end of year	$1,035	$625	$93
Supplementary non-cash investing and financing activities:
Non cash purchase of property and equipment	$13	$21	$27
Non-cash share-based compensation recharge	—	162	—
Conversion to equity of loan due to Parent	—	—	679
Dividend Note with related party	3,500	—	—
Dividend Note contribution from related party	(2,600)	—	—
Unpaid offering costs	2	—	—
Contribution of Moovit previously held shares by Parent	—	—	59
Tax sharing agreement with Parent	34	—	—
Supplemental cash flow information:
Cash (paid) for income taxes, net of refunds	$(57)	$(44)	$(42)
Interest paid to related party	(6)	—	—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  GENERAL

Background

Mobileye Global Inc. (“Mobileye”, “the Company” or “we”) is a leader in the development and deployment of advanced driver assistance systems (“ADAS”) and autonomous driving technologies and solutions, aimed to provide the capabilities required for the future of autonomous driving, leveraging a comprehensive suite of purpose-built software and hardware technologies. Mobileye combines the operations of its consolidated subsidiaries, which include the Mobileye Group, as defined below.

Mobileye operates as a subsidiary of Intel Corporation (“Intel” or the “Parent”), which acquired a majority stake in Mobileye in August 2017 (the “Mobileye Acquisition”). The remaining issued and outstanding shares of Mobileye were acquired by Intel in 2018.

Before the completion of the Mobileye IPO and the reorganization (both as defined below) in October 2022, the Company consisted of the “Mobileye Group”, which combined the operations of Cyclops Holdings LLC (“Cyclops”), Mobileye B.V. and its subsidiaries, GG Acquisition Ltd. and Moovit App Global Ltd. and its subsidiaries (“Moovit”) and certain Intel employees mainly in research and development (the “Intel Aligned Groups”).

In December 2021, Intel announced plans to pursue an initial public offering of the Mobileye Group. In January 2022, Intel incorporated a new legal entity, Mobileye Global Inc., with the intent to contribute the Mobileye Group to Mobileye Global Inc. and to have Mobileye Global Inc. offer newly issued shares of common stock of Mobileye Global Inc. in an initial public offering.

On October 28, 2022, the initial public offering of Mobileye (the “Mobileye IPO”) was completed and we issued 41,000,000 shares of our Class A common stock, at $21 per share, before underwriting discounts and commissions. On November 1, 2022, we closed the sale of an additional 6,150,000 shares pursuant to the exercise of the underwriters’ over-allotment option.

The offer and sale were pursuant to the registration statement on Form S-1 (File No. 333-267685), as amended, which was declared effective by the SEC on October 25, 2022. Mobileye’s Class A common stock began trading on the Nasdaq Global Select Market on October 26, 2022 under the ticker symbol “MBLY”.

Concurrently with the closing of the Mobileye IPO, the Company issued an additional 4,761,905 shares of its Class A common stock to General Atlantic (ME), L.P., a Delaware limited partnership, at $21 per share, pursuant to a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, for gross proceeds of $100 million (the “Concurrent Private Placement”).

The Mobileye IPO generated proceeds to the Company of approximately $1.0 billion, including the proceeds from the underwriters exercise of their option and the Concurrent Private Placement, net of underwriting discounts and commissions in the amount of $41 million and offering costs in the amount of $18 million. In November 2022, we used approximately $0.9 billion out of the net proceeds to repay a portion of the indebtedness under the Dividend Note (as discussed and defined in Note 9) and Intel contributed to Mobileye the remaining portion of the Dividend Note such that no amounts under the Dividend Note remained owed by us to Intel. The portion of the net proceeds used to repay part of the Dividend Note was such that we retained $1.0 billion in total cash and cash equivalents, as stipulated by the Master Transaction Agreement. For further details, refer to Note 9.

Prior to the completion of the Mobileye IPO, we were a wholly-owned business of Intel Corporation. Upon the closing of the Mobileye IPO (after giving effect to the exercise of the underwriters’ over-allotment option), Intel continues to directly or indirectly hold all of the Class B common stock of Mobileye, which represent approximately 99.3% of the voting power of our common stock. Upon completion of the IPO, we completed the legal entity reorganization (“reorganization”) of the operations comprising the Mobileye Group business so that they are all under the single parent entity, Mobileye Global Inc., and the filing and effectiveness of our amended and restated certificate of incorporation. The reorganization was accomplished through a series of transactions and agreements with Intel, including the legal purchase of 100% of the issued and outstanding equity interests of the Moovit entities from Intel. For further details, refer to Note 9.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company operates on a 52-week or 53-week fiscal year that ends on the last Saturday in December. Fiscal year 2022 was a 53-week fiscal year. Fiscal years 2021 and 2020 were 52-week fiscal years.

Prior to the Mobileye IPO

The financial statements and accompanying notes that include periods ending or as of dates prior to the completion of the Mobileye IPO have been derived from the consolidated financial statements and accounting records of Intel and are presented as if the Company had been operating as a stand-alone company. The assets, liabilities, revenue, and expenses directly attributable to the Company’s operations, including the acquired goodwill and intangible assets, have been reflected in these consolidated financial statements on a historical cost basis, as included in the consolidated financial statements of Intel.

The Company utilized the Intel Aligned Groups mainly in research and development activities. The associated costs of the Intel Aligned Groups are reflected on a specific attribution basis in the consolidated statements of operations and comprehensive income (loss). Intel Aligned Groups also participated in various Intel compensation and benefit plans. Portions of those plans’ costs were based on actual headcount and included in these consolidated financial statements. These costs are not necessarily indicative of costs that would have been incurred had the Company operated on a stand-alone basis.

The statements of operations and comprehensive income (loss) include allocations of general corporate expenses from Intel. These expenses have been allocated to the Company on the basis of direct usage when identifiable or allocated on the basis of headcount. Management of the Company and Parent considered the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of the services provided to or the benefit received by the Company during the periods presented. Mobileye largely continued to operate as a standalone operation and had not been fully integrated into Intel, with limited use of corporate overhead functions. The allocated costs for the periods presented in the statement of operations and comprehensive income (loss) were not material. The allocations may not be reflective of the expenses that would have incurred had the Company operated as a stand-alone company for the periods presented. These costs also may not be indicative of the expenses that the Company will incur in the future or would have incurred if the Company had obtained these services from a third party. Actual costs that may have been incurred if the Company had operated as a stand-alone company would depend on a number of factors, including the chosen organizational structure, the outsourcing of certain functions, and other strategic decisions.

As Mobileye Group was not historically held by a single legal entity, total parent net investment is shown in lieu of equity in the periods prior to the completion of the Mobileye IPO and represents Intel’s total interest in the recorded net assets of Mobileye Group. All intercompany transactions within the previously combined businesses of the Company have been eliminated. Transactions between the Company and Intel, arising from arrangements with Intel and other similar related-party transactions, were considered to be effectively settled at the time the transactions were recorded, unless otherwise noted. The total net effect of the settlement of these transactions was reflected within parent net investment as a component of equity and within net transfers from Parent as a financing activity in the periods prior to the completion of the Mobileye IPO, unless otherwise noted.

Following the Mobileye IPO

Following the completion of the Mobileye IPO, the consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

Following the legal entity reorganization and the completion of the Mobileye IPO, Intel continues to control the Company and holds all of the Company’s Class B common stock. Refer to Note 9 Related Party Transactions and Note 6 Equity for further information.

The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in consolidation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts and events reported and disclosed in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions and factors, including the current economic environment, that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

On an on-going basis, management evaluates its estimates, judgments, and assumptions. The most significant estimates and assumptions relate to useful lives of intangible assets, impairment assessment of intangible assets and goodwill, and income taxes.

Functional currency

The majority of the Company and its subsidiaries revenue are denominated in the United States (“U.S.”) dollar, as are most purchases of materials and components. The Company’s financings and capitalization have also been denominated in the U.S. dollar. Management believes that the currency of the primary economic environment in which the Company and its subsidiaries operate is the U.S. dollar, and thus, the U.S. dollar is the functional and reporting currency of the Company and its subsidiaries.

Accordingly, transactions in currencies other than the U.S. dollar are measured and recorded in the functional currency using the exchange rate in effect at the date of the transaction. Monetary assets and liabilities that are denominated in currencies other than the U.S. dollar are measured using the official exchange rate at the balance sheet date. Non-monetary assets and liabilities are remeasured into the functional currency using the historical exchange rate. The effects of foreign currency remeasurements are recorded in the consolidated statements of operations and comprehensive income (loss) as other expenses, net.

Cash, cash equivalents and restricted cash

Cash equivalents consist of short term deposits and money market funds. The short term deposits are short-term unrestricted highly liquid investments that are readily convertible to cash and with original maturities of three months or less at acquisition. The money market funds consist of institutional investors money market funds and are readily redeemable to cash.

Restricted bank deposits are cash amounts related to bank guarantees mainly in connection with lease agreements and import of vehicles. Such deposits are stated at cost, which approximates market values. These amounts are included in other current and long-term assets on the consolidated balance sheets.

Cash, cash equivalents and restricted cash managed through bank accounts legally owned by the Parent at the corporate level were not attributable to the Company for any of the periods presented. Only cash and restricted cash legally owned by the Company are reflected on the consolidated balance sheets.

The following is a reconciliation of the cash, cash equivalents and restricted cash for each year presented:

	As of
	December 31,	December 25,
U.S. dollars in millions	2022	2021
Cash	$188	$407
Short term deposits	285	209
Money market funds	551	—
Restricted cash (within other current and other long-term assets)	11	9
Cash, cash equivalents and restricted cash	$1,035	$625

Fair value measurement

When determining fair value, the Company considers the principal or most advantageous market in which it would transact, as well as assumptions that market participants would use when pricing the asset or liability. The Company assesses fair value hierarchy levels for its financial assets based on the underlying financial instrument.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consistent with Accounting Standards Codification (“ASC”) 820, Fair Value Measurement, the Company follows a three-tier fair value hierarchy as a basis for considering the assumptions and for inputs used in the valuation methodologies in measuring fair value:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable prices that are based on inputs not quoted on active markets but are corroborated by market data or active market data for similar, but not identical assets or liabilities.

Level 3: Unobservable inputs are used when little or no market data is available. The Company monitors and reviews the inputs and results of these valuation models to help ensure the fair value measurements are reasonable and consistent with market experience in similar asset classes. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and considers credit risk in its assessment of fair value.

The Company measures its investments in short term deposits classified as cash equivalents at fair value on a recurring basis, due to the short maturity of these items, the carrying value is deemed to approximate to fair value.

The Company’s investment in money market funds are measured at fair value within Level 1 of the fair value hierarchy because they consist of financial assets for which quoted prices are available in an active market. Interest income related to money market funds for the year ended December 31, 2022, amounted to $1 million.

The carrying amounts of trade accounts receivable and accounts payable approximate fair value because of their generally short maturities.

The Company has goodwill that is required to be recorded at fair value only if an impairment is recognized in the current year. As described in further details in Note 11, goodwill is evaluated for impairment at least once a year or more frequently if indicators of potential impairment exist.

Inventories

Inventories are stated at the lower of cost and net realizable value. The Company computes inventory cost on an average cost basis and adjusts for excess and obsolete inventories primarily based on future demand and market conditions, including product-specific facts and circumstances, which considers the Company’s customer base and an assessment of selling price in relation to product cost. Once written-down, a new lower cost basis for that inventory is established.

Property and equipment, net

Property and equipment are stated at cost, less accumulated depreciation. Property and equipment are depreciated on a straight-line basis over their estimated useful lives.

The estimated useful lives per asset type are as follows:

Years
Computers, electronic equipment and software	3 - 7
Vehicles	7
Office furniture and equipment	14

Leasehold improvements are amortized by the straight-line method over the shorter of the term of the lease and estimated useful life of the improvements. Buildings and any assets in construction are not depreciated until they are available for their intended use.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting. The Company includes the results of operations of the businesses that we acquire in the consolidated financial statements beginning on the date of acquisition. The Company allocates the purchase price paid for assets acquired and liabilities assumed in connection with the Company’s acquisitions based on their estimated fair values at the time of acquisition. This allocation involves a number of assumptions, estimates, and judgments in determining the fair value of the following:

●	intangible assets, including the valuation methodology, estimations of future cash flows, discount rates, and growth rates, as well as the estimated useful life of intangible assets;
●	deferred tax assets and liabilities, uncertain tax positions, and tax-related valuation allowances, which are initially estimated as of the acquisition date;
●	inventory; property and equipment; pre-existing liabilities or legal claims; deferred revenue; and contingent consideration, each as may be applicable; and
●	goodwill measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed.

The Company’s assumptions and estimates are based on comparable market data and information obtained from the Company’s management and the management of the acquired companies. The Company allocates goodwill to the reporting units of the business that are expected to benefit from the acquisition.

Goodwill

The Company performs an annual impairment assessment of goodwill at the reporting unit level in the fourth quarter of each year, or more frequently if indicators of potential impairment exist. The analysis may include both qualitative and quantitative factors to assess the likelihood of impairment. In accordance with ASC 350, the Company initially assesses qualitative factors to determine whether the existence of events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Qualitative factors include industry and market considerations, overall financial performance, and other relevant events and factors affecting the reporting unit. If the Company determines, based on this assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, it performs a quantitative goodwill impairment test by comparing the reporting unit’s fair value with its carrying amount. An impairment loss is recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value. The Company did not record any impairment of goodwill for any of the periods presented.

The Company’s quantitative impairment test may consider both the income approach and the market approach to estimate a reporting unit’s fair value. Significant estimates for the income approach include growth rates, estimated costs, and discount rates based on a reporting unit’s weighted average cost of capital. The estimated fair value using a market approach is based on a number of assumptions, including current market capitalization as corroboration of fair value.

Forecasts and estimates are based on assumptions that are consistent with the plans and estimates used to manage the business. Changes in these estimates could change the conclusion regarding an impairment of goodwill.

Intangible assets, net

The Company amortizes acquisition-related intangible assets that are subject to amortization over their estimated useful life. Once these research and development projects are completed, the asset balances are transferred from in-process research and development to acquisition-related developed technology and are subject to amortization from this point forward. The asset balances relating to projects that are abandoned after acquisition are impaired and expensed to research and development.

The Company performs a quarterly review of significant finite-lived identified intangible assets to determine whether facts and circumstances indicate that the carrying amount may not be recoverable. These reviews can be affected by various factors, including

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

external factors such as industry and economic trends, and internal factors such as changes in the Company’s business strategy and its forecasts for specific product lines.

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Assets are categorized and evaluated for impairment at the lowest level of identifiable cash flows. In the event that the sum of the expected future undiscounted cash flows expected to be generated by the long-lived assets is less than the carrying amount of such assets, an impairment charge would be recognized and the assets would be written down to their estimated fair values. During the periods presented, no impairment indicators were identified.

Research and development, net

Research and development expenses are expensed as incurred, and consist primarily of personnel, facilities, equipment, and supplies for research and development activities.

The Company follows the provisions of ASC 985, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, which requires that software development costs incurred in conjunction with development be charged to research and development expenses until technological feasibility is established. The technological feasibility is established upon completion of a working model. The costs incurred by the Company between technological feasibility and general release to the public have been insignificant. Accordingly, all research and development costs have been expensed as incurred.

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

Participation in expenses for research and development projects are recognized on the basis of the costs incurred and are netted against research and development expenses in the consolidated statements of operations and comprehensive income (loss). Research and development reimbursements of $58 million, $54 million, and $48 million were offset against research and development costs in the years ended December 31, 2022, December 25, 2021, and December 26, 2020, respectively.

Derivatives and hedging

Beginning in 2021, as part of Intel’s corporate hedging program, Intel is hedging forecasted cash flows denominated in Israeli Shekel (“ILS”) related to the Company. ILS is the largest operating expense currency of the Company. Intel combines all of its ILS exposures, and as part of Intel’s hedging program enters into hedging contracts to hedge Intel’s combined ILS exposure. Derivative gains and losses attributed to these consolidated financial statements are recorded under accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects the statement of operations.

During the fourth quarter of 2022, the Company de-designated its remaining cash flow hedges for forecasted operating expenses denominated in ILS. As the hedged transactions and cash flows related to the outstanding instruments are expected to occur as originally forecasted, the associated gains and losses deferred in accumulated other comprehensive loss on the Company’s consolidated balance sheet will remain and will be reclassified into earnings within the next 12 months, in the same period or periods during which the originally hedged transactions affect earnings. Any subsequent changes in the fair value of the outstanding derivative instruments after the de-designation and termination of hedge accounting, are immediately reflected in operating expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The notional amount and fair value of derivatives outstanding at Intel on behalf of Mobileye were:

	As of
	December 31,	December 25,
U.S. dollars in millions	2022	2021
Notional amount of derivatives	$93	$230
Fair value of derivatives receivable from (payable to) Intel	$(9)	$5

The change in accumulated other comprehensive income (loss) relating to gains (losses) on derivatives used for hedging was as follows:

	Year ended
	December 31,	December 25,
U.S. dollars in millions	2022	2021
Other comprehensive income (loss) before reclassifications	$(33)	$18
Amounts reclassified out of accumulated other comprehensive income (loss)	18	(13)
Tax effects	1	—
Other comprehensive income (loss), net	$(14)	$5

Revenue recognition

The Company recognizes revenue when performance obligations are satisfied as evidenced by the transfer of control of the Company’s products or services to customers. Substantially all of the Company’s revenue is derived from product sales. In accordance with contract terms, revenue for product sales is recognized at the time of product shipment from the Company’s facilities, as determined by the agreed upon ‘ex-works’ shipping terms, which specify that title and risks will pass to the customer upon delivery at the Company’s warehouse. Revenue for product sales to resellers and distributors is recognized at the time of delivery of products to the resellers and distributors.

The Company measures revenue based on the amount of consideration the Company expects to be entitled to in exchange for products or services. Variable consideration is estimated and reflected as an adjustment to the transaction price. The Company determines variable consideration, which consists primarily of various volume rebates, by estimating the most likely amount of consideration the Company expects to receive from the customer. Volume rebates earned by customers are offset against their receivable balances. Rebates earned by customers when they do not have outstanding receivable balances are recorded within other current liabilities. Substantially all of the Company’s contracts do not include right of return or acceptance provisions. Revenue is recognized net of any taxes invoiced to customers, which are subsequently remitted to governmental authorities. Any shipping and handling costs related to the fulfillment of sales are included in cost of revenue.

Sales of the Company’s products regularly include warranties which provides the customer with assurance that the products delivered will perform in accordance with agreed-upon specifications. These standard warranties are assurance-type warranties and do not offer any services in addition to the assurance that the product will continue working as specified. Therefore, the warranties are not considered separate performance obligations.

The Company is generally the principal in a transaction and, therefore, primarily records revenue on a gross basis. When the Company is a principal in a transaction, it has determined that it controls the ability to direct the use of the product prior to transfer to a customer, is primarily responsible for fulfilling the promise to provide the product or service to the customer, has discretion in establishing prices, and ultimately controls the transfer of the product or services provided to the customer.

Advertising expenses

Advertising expenses are charged to sales and marketing on the consolidated statements of operations and comprehensive income (loss) as incurred. Advertising expenses for the years ended December 31, 2022, December 25, 2021, and December 26, 2020, amounted to $3 million, $2 million, and $3 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-based compensation

Prior to the completion of the Mobileye IPO, the Company’s employees participated in Intel’s equity incentive plans and were granted options and restricted stock units (“RSUs”) on Intel’s common shares. In connection with the Mobileye IPO, the Company approved the Mobileye Global Inc. 2022 Equity Incentive Plan (the “2022 Plan”) which allows the compensation committee of the Company to make equity-based incentive awards to our employees, consultants and outside directors. In October 2022, the Company’s board of directors approved the issuance of RSUs under the 2022 Plan. Equity awards granted to employees are accounted for using the estimated grant date fair value. The Company estimates the fair value of employee stock options to purchase shares of Intel common stock with a service condition using an option pricing model at the date of grant and values RSUs based on the market value of the underlying share of Intel or Mobileye common stock (as applicable) at the date of grant. The Company recognizes share-based compensation expense for the value of its awards, which have graded vesting based on service conditions, using the straight-line method over the requisite service period of each of the awards, net of estimated forfeitures.

Income Taxes

The provision for income tax consists of income taxes in the various jurisdictions where the Company is subject to taxation, primarily the United States and Israel.

The Company computes the provision for income taxes under the asset and liability method prescribed by the Financial Accounting Standards Board (“FASB”) Guidance ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in these consolidated financial statements. Under this method, deferred tax assets and liabilities, resulting from temporary differences between the financial reporting and tax bases of assets and liabilities, are measured as of the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The realization of deferred tax assets depends upon the existence of sufficient taxable income, of appropriate character, within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. Valuation allowances are established when the Company determines, based on available information, that it is more likely than not that deferred tax assets will not be realized. Significant judgment is required in determining whether valuation allowances should be established, as well as the amount of such allowances.

The Company records accruals for uncertain tax positions when the Company believes that it is more likely than not that a tax position will not be sustained on examination by tax authorities based on the technical merits of the position. The Company adjusts these accruals when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate.

During the years presented in the consolidated financial statements, certain components of the Company’s business operations were included in the consolidated US domestic income tax return filed by the Company’s Parent. The Company also files various foreign income tax returns on a separate basis, distinct from its Parent. The income tax provision included in the Company’s consolidated financial statements has been calculated using the separate return method, as if the Company had filed its own tax returns.

The Company has entered into a Tax Sharing Agreement with its Parent that establishes the amount of cash payable for the Company’s share of the tax liability owed on consolidated tax return filings with its Parent. Any differences between taxes currently payable to the Company’s Parent under the Tax Sharing Agreement and the current tax provision computed on a separate return basis, is reflected as adjustments to additional paid-in capital in the consolidated statement of changes in equity and financing activities within the consolidated statement of cash flows.

The Company will present tax loss and tax credit carry-forward attributes under the separate return method approach. Such tax attributes may not be benefited in the same period as the Company’s Parent on a consolidated tax return.

For further detail regarding income tax, refer to Note 8, Income Taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Provision for warranties

The Company provides warranties for its products, which vary with respect to each contract and in accordance with the nature of each specific product. The warranty terms vary from one to three years, with the vast majority of the Company’s products being subject to a warranty period of three years. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time revenue is recognized. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Provision for warranties is included in other current liabilities on the consolidated balance sheets. Provision for warranties as of December 31, 2022 and December 25, 2021, as well as warranty expenses for the each of the years ended December 31, 2022, December 25, 2021, and December 26, 2020, were not material.

Loss contingencies

The Company is currently involved in commercial claims within the ordinary course of business. The Company reviews the status of each matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the loss can be reasonably estimated, the Company accrues a liability for the estimated loss. When accruing these costs, the Company recognizes an accrual for an amount within a range of loss that is the best estimate within the range. When no amount within the range is a better estimate than any other, the Company accrues for the minimum estimated loss within the range. The Company discloses contingencies when it believes that a loss is not probable, but reasonably possible.

Management believes that there are no current matters that would have a material effect on the Company’s consolidated balance sheets, statement of operations or cash flows. Legal fees are expensed as incurred.

Leases

The Company accounts for leases in accordance with ASC 842, Leases, which requires lessees to recognize leases on the consolidated balance sheets and disclose key information about leasing arrangements.

Leases primarily consist of real estate property and vehicles and are classified as operating leases with fixed payment terms. The Company determines if an arrangement is a lease, or contains a lease, at inception and records the leases upon lease commencement, which is the date when the underlying asset is made available for use by the lessor. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are included in other long-term assets, other current liabilities, and other long-term liabilities on the consolidated balance sheet. Lease expenses for the operating leases are recognized on a straight-line basis over the lease term and are included in operating expenses in the consolidated statements of operations and comprehensive income (loss). Options to extend or terminate the lease are taken into account when it is reasonably certain at the commencement date that such options will be exercised.

The Company elected to apply the short-term lease exemption for lease with a non-cancelable period of twelve months or less. Additionally, the Company has lease agreements with lease and non-lease components. The non-lease components are accounted for separately and not included in the leased assets and corresponding liabilities. On the commencement date, lease payments that include variable lease payments dependent on an index or a rate (such as the Consumer Price Index or a market interest rate), are initially measured using the index or rate at the commencement date. Variable payments that depend on performance or use of the underlying asset are not included in the lease payments. Such variable payments are recognized in the consolidated statements of operations and comprehensive income (loss) in the period in which the event or condition that triggers the payment occurs. These variable payment amounts were not material to the consolidated financial statements for the periods presented.

The interest rate used to determine the present value of the future lease payments is the Company’s incremental borrowing rate because the interest rate implicit in most of its leases is not readily determinable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Undistributed earnings (loss) are allocated proportionally to Class A and Class B stockholders as both classes are entitled to share equally, on a per share basis, in dividends and other distributions. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, while giving effect to all potentially dilutive common shares to the extent they are dilutive. Potentially dilutive common shares result from the assumed vesting of RSUs under the 2022 Plan, using the “treasury stock” method. RSUs are not included in the computation of diluted earnings (loss) per share for the periods presented because the effect of their inclusion would have been anti-dilutive. Refer to Note 7 Earnings (Loss) per Share for a reconciliation as well as Share-based Compensation in Note 6 for further discussion on awards.

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, which include short-term deposits and money market funds, and also trade accounts receivable.

The majority of the Company’s cash and cash equivalents are invested in banks domiciled in the U.S. and Europe, as well as in Israel. Generally, these cash equivalents may be redeemed upon demand. Short term bank deposits and money market funds, included in cash and cash equivalents, are held in the aforementioned banks. Accordingly, management believes that these bank deposits and money market funds, have minimal credit risk.

The Company’s account receivables are derived primarily from sales to Tier 1 suppliers to the automotive manufacturing industry located mainly in the U.S., Europe, and China. Concentration of credit risk with respect to account receivables is mitigated by credit limits, ongoing credit evaluation, and account monitoring procedures. Credit is granted based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Trade accounts receivable are typically due from customers within 30 to 60 days. The Company performs ongoing credit evaluations of its customers and has not experienced any material losses in the periods presented. The Company establishes credit losses accounts receivable by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history from such customers, and the customers’ current ability to pay its obligation to the Company. As of December 31, 2022 and December 25, 2021, the credit losses for accounts receivable were not material. The Company writes off accounts receivable when they are deemed uncollectible. For the years ended December 31, 2022, December 25, 2021, and December 26, 2020, the charge-offs and recoveries in relation to the credit losses accounts were not material.

Customer concentration risk

The Company’s business, results of operations, and financial condition for the foreseeable future will likely continue to depend on sales to a relatively small number of customers. In the future, these customers may decide not to purchase the Company’s products, may purchase fewer products than in previous years, or may alter their purchasing patterns. Further, the amount of revenue attributable to any single customer or customer concentration generally may fluctuate in any given period. In addition, a decline in the production levels of one or more of the Company’s major customers, particularly with respect to vehicle models for which the Company is a significant supplier, could reduce revenue. The loss of one or more key customers, a reduction in sales to any key customer or the Company’s inability to attract new significant customers could negatively impact revenue and adversely affect the Company’s business, results of operations, and financial condition. See Note 13 related to customers that accounted for more than 10% of the Company’s total revenue and more than 10% of the total accounts receivable balance for each of the years presented in these consolidated financial statements.

Dependence on a single supplier risk

The Company purchases all its System on Chip (“EyeQ® SoC”) from a single supplier. Any issues that occur and persist in connection with the manufacture, delivery, quality, or cost of the assembly and testing of inventory could have a material adverse effect on the Company’s business, results of operations and financial condition. See below regarding a shortage in EyeQ® SoCs that the Company has been experiencing during 2021 and 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COVID-19

The COVID-19 pandemic has adversely affected significant portions of the Company’s business and could have a continued adverse effect on our business, results of operations, and financial condition. There is a significant constraint in the global supply of semiconductors. The COVID-19 pandemic led to an increase in the demand for consumer electronics and global semiconductor manufacturers allocated significant capacity to meet such demand. As global automakers resumed production in 2020 following shutdowns resulting from the COVID-19 pandemic, semiconductor supply became further strained, and these factors, combined with the long lead times associated with the Company, have contributed to a shortage of semiconductors.

During the fiscal years ended December 25, 2021 and December 31, 2022, the Company’s sole supplier of EyeQ® SoCs was not able to meet the Company’s demand for EyeQ® SoCs, causing a significant reduction in the Company’s inventory levels. We may continue to experience a shortfall of EyeQ® SoCs and may also experience a shortfall in components of our other products, which has already caused certain delays and may continue to cause further delays in our ability to fulfill customers’ orders. Continued shortage and supply chain constraints in EyeQ® SoCs and in components of our other products, may impair the Company’s ability to meet its customers’ requirements in a timely manner and may adversely affect the Company’s business, results of operations and financial condition. Moreover, to the extent that the global semiconductor shortage results in reduced production or production delays by automakers, those delays could result in reduced or delayed demand for the Company products. In addition, issues relating to the COVID-19 pandemic have led to port congestion and intermittent supplier shutdowns and delays in the delivery of critical components, resulting in additional expenses to expedite delivery of critical parts. Sustaining the proliferation of our solutions will require the readiness and solvency of its suppliers and vendors, a stable and motivated production workforce and ongoing government cooperation, including for travel and visa allowances, which many governments have restricted in connection with efforts to address the COVID-19 pandemic. Although we cannot fully predict the length and the severity of the impact these pressures will have on a long-term basis, we do not anticipate that our current supply chain constraints would materially adversely affect our results of operations, capital resources, sales, profits, and liquidity.

New Accounting pronouncements

Recently Adopted Accounting Pronouncements:

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities About Government Assistance, which requires entities to provide disclosures on material government assistance transactions for annual reporting periods. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s consolidated financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. The new standard which can be applied prospectively or retrospectively, was adopted by the Company, and only impacts annual financial statement footnote disclosures. There was no impact arising from the adoption of this standard.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides practical expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. ASU No. 2020-04 is effective and can be applied prospectively through December 31, 2022. The Company has completed its evaluation of significant contracts. The Company has adopted the ASU in these consolidated financial statements. There was no material impact on these consolidated financial statements. For further information, see Note 9 regarding related party transactions.

NOTE 3  OTHER FINANCIAL STATEMENT DETAILS

Inventories

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of
	December 31,	December 25,
U.S. dollars in millions	2022	2021
Raw materials	$41	$24
Finished goods	72	73
	$113	$97

Inventory write-downs and write-offs were not material for all periods presented in these consolidated financial statements.

Property and equipment, net

	As of
	December 31,	December 25,
U.S. dollars in millions	2022	2021
Computers, electronic equipment and software	$124	$85
Vehicles	13	11
Office furniture and equipment	4	2
Leasehold improvements	22	15
Construction in process	302	249
Total property and equipment, gross	465	362
Less: accumulated depreciation	(81)	(58)
Total property and equipment, net	$384	$304

Depreciation expenses totaled $23 million, $17 million, and $13 million for the years ended December 31, 2022, December 25, 2021, and December 26, 2020, respectively.

Substantially all of the Company’s property and equipment were located in Israel as of December 31, 2022 and December 25, 2021.

Royalty bearing agreements

The Company has entered into a number of license and technology transfer agreements with third parties. The agreements allow the Company to utilize and leverage the third parties’ technology in order to integrate it into the Company’s products. In consideration thereof, the Company is obligated to pay royalties to each of the third parties, for each unit of the applicable integrated product sold to other parties. As a result, during the years ended December 31, 2022, December 25, 2021, and December 26, 2020, the Company recorded expenses of approximately $8 million, $7 million, and $5 million, respectively. These expenses were classified as a component of cost of revenue.

NOTE 4  EMPLOYEE BENEFITS

In Israel

Severance

Israeli labor laws generally require severance payments upon dismissal of an employee or upon termination of employment in certain other circumstances. The following principal plans relate to the Company’s employees in Israel.

Severance pay liability with respect to Israeli employees is calculated pursuant to Israeli Severance Pay Law based on the most recent salary of the employees, multiplied by the number of years of employment as of the period-end date. The Company records an expense for the increase in its severance liability, net of earnings (losses) from the related severance pay funds. The liabilities are presented on an undiscounted basis and included on the consolidated balance sheets as a long-term employee benefit. Severance pay liabilities as of December 31, 2022 and December 25, 2021 were $56 million and $68 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s liability for all of its Israeli employees is covered for by monthly deposits with severance pay funds. The value of the deposited funds is based on the cash surrender value of these policies and includes earnings (or losses) accumulated through the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligations pursuant to Israeli Severance Pay Law or labor agreements. Severance pay funds, which are included in other long-term assets, were $42 million and $58 million as of December 31, 2022 and December 25, 2021, respectively.

Part of the Company’s liability for severance pay is covered by the provisions of Section 14 of the Israeli Severance Pay Law (“Section 14”). Under Section 14, employees are entitled to monthly deposits, at a rate of 8.33% of their monthly salary, contributed by the Company on their behalf to their insurance funds. Payments by the Company in accordance with Section 14 release the Company from any future severance payments in respect of those employees. As a result, the Company does not recognize any liability for severance pay due to these employees under Section 14 and the related deposits are not recorded as assets on the consolidated balance sheets.

Other long-term employee benefits

Intel has a defined benefit plan for an adaptation grant for certain Intel aligned employees. The adaptation grant includes a salary for three months and may be paid to those employees upon retirement. The benefits under the adaptation grant are calculated based on years of service and pensionable earnings. The vested benefit obligation for a defined benefit plan is the actuarial present value of the vested benefits to which the employee is currently entitled based on the employee’s expected date of separation or retirement.

The adaptation grant is not part of Mobileye’s compensation and benefit plans and therefore the related obligation was eliminated through parent net investment upon the recruitment of these Intel Aligned Employees into the Company during 2022.

For the years ended December 25, 2021, and December 26, 2020, the periodic benefit costs were $2 million, and $1 million, respectively, the discount rates were 3.1%, and 2.9%, respectively, and the assumed rates of compensation increase were 4.0%, and 4.2%, respectively.

Projected benefit obligations as of December 25, 2021 were $23 million. The accumulated other comprehensive income related to this benefit was not material for all periods presented.

Non-Israeli Defined Contribution Plans

Most of the Company’s non-Israeli subsidiaries provide defined contribution plans for the benefit of their employees. The plans primarily provide for Company matching contributions based upon a percentage of the employees’ contributions. The Company’s contributions for the years ended December 31, 2022, December 25, 2021, and December 26, 2020 under such plans were not material.

NOTE 5  LEASES

The Company’s operating leases consist of offices and vehicles and the lease term varies from 3-7 years. Some of the Company’s leases include options to extend the lease term for up to five years. For purposes of calculating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

During 2022, the Company has entered into new, non-cancellable, operating lease agreements of offices.

Lease expenses for operating lease payments are recognized on a straight-line basis over the lease term. Certain operating leases provide for annual increases to lease payments based on an index or rate. The Company calculates the present value of future lease payments based on the index or rate at the lease commencement date. Differences between the estimated lease liability and actual payment are expensed as incurred and are not material for all periods presented. The lease agreements generally do not contain any residual value guarantees or restrictive covenants. Operating lease expense for the years ended December 31, 2022, December 25, 2021, and December 26, 2020 were $13 million, $11 million, and $9 million, respectively. The Company does not have any finance leases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The balances for the operating leases, which are presented on the consolidated balance sheets in other long-term assets, other current liabilities and long-term liabilities, were as follows:

	As of
	December 31,	December 25,
U.S. dollars in millions	2022	2021
Operating lease right-of-use assets	$57	$21
Operating lease liabilities:
Current portion of lease liabilities	13	12
Long-term lease liabilities	45	12
Total operating lease liabilities	$58	$24

As of December 31, 2022 and December 25, 2021, the weighted average remaining lease term was 5.45 and 2.44 years, respectively, and the weighted average discount rate was 4.24% and 1.77%, respectively.

Supplemental information related to operating leases was as follows:

	Year ended
	December 31,	December 25,	December 26,
U.S. dollars in millions	2022	2021	2020
Operating cash outflows from operating leases	$12	$12	$10
Right-of-use assets recognized in exchange for lease obligations	$48	$4	$8

Maturities of operating lease liabilities were as follows:

U.S. Dollars in millions	December 31,
2022
2023	$15
2024	12
2025	10
2026	10
2027 and thereafter	18
Total operating lease payments	65
Imputed interest	(7)
Present value of lease liabilities	$58

During 2017, the Company obtained the right to use land in Jerusalem from the Israeli government for the construction of a new research and development and innovation center that will also host the Company’s headquarters. This land lease was fully prepaid and no lease liability was recorded. This operating lease right of use asset is carried at cost and depreciated using the straight-line method. This operating lease right of use asset, net of depreciation, was $11 million and $11 million as of December 31, 2022 and December 25, 2021, respectively, and is included in other long-term assets on the consolidated balance sheets.

NOTE 6  EQUITY

1.Common Stock and Voting Rights

We have two classes of authorized common stock: Class A common stock, which is listed on Nasdaq under the symbol “MBLY.”, and Class B common stock, which is not listed or traded on any stock exchange and is held by Intel. Both classes of common stock have a par value of $0.01 per share. The rights of the holders of our Class A common stock and Class B common stock are identical, except with respect to voting, transfer, and conversion rights. Each share of our Class A common stock is entitled to one vote. Each share of our Class B common stock is entitled to ten votes and is convertible at any time into one share of our Class A common stock, subject to certain conditions. Intel continues to directly, or indirectly, hold all of the Class B common stock of Mobileye, which represents approximately 99.3% of the voting power of our common stock. For more information on the reorganization and the Mobileye IPO, see Note 1.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.Dividends

On May 12, 2022, Mobileye Group declared and paid a dividend in an aggregate amount of $336 million to Intel, net of $14 million of cash paid to tax authorities to settle related tax obligations.

In October 2022, the Company made a capital distribution in cash to Intel in the amount of $1.1 million.

3.Share-based compensation plans

Mobileye Plan

In connection with the Mobileye IPO, the Company approved the Mobileye Global Inc. 2022 Equity Incentive Plan (the “2022 Plan”). In October 2022, the Company’s board of directors approved the issuance of RSUs under the 2022 Plan in an aggregate value of $264 million, which constituted 12.6 million RSU units, issuable upon the vesting of such RSUs. RSUs awarded to employees in October 2022, under the 2022 Plan, vest upon the satisfaction of a service-based vesting condition, mostly over a service periods of three years. All RSUs granted are for Class A shares and include service conditions. The RSU granted in October 2022 also include 2.1 million RSUs granted to the Company’s Chief Executive Officer, in a total value of $44 million, which will vest over a service period of five years.

With respect to Israeli employees, the 2022 Plan is designed to grant awards pursuant to the provision of Section 102 of the Israeli Income Tax Ordinance. In accordance with the capital gains treatment elected by the Company, the Company is not allowed for tax purposes, to deduct the amounts credited to employees. This includes amounts recorded as salary benefits in the Company’s consolidated financial statements, in respect of equity granted to employees under the 2022 Plan, with the exception of the benefit component, if any, on the grant date.

Restricted Stock Units

The RSU activity for the year ended December 31, 2022 for RSUs granted to Company’s employees under the 2022 Plan was as follows:

		Weighted average grant
	Number of RSUs	date fair value
	In thousands	U.S. dollars
Outstanding as of December 25, 2021	—	$—
Granted	12,570	21
Forfeited	(6)	21
Outstanding as of December 31, 2022	12,564	$21

As of December 31, 2022, the unrecognized compensation cost related to all unvested RSUs granted under the Company’s 2022 Plan, was $211 million, which is expected to be recognized as expense over a weighted-average period of 1.69 years.

Intel Plan

Prior to the Mobileye IPO, since 2017, employees of the Company had been incentivized and rewarded through the grant of Intel equity awards under the Intel Corporation 2006 Equity Incentive Plan (the “2006 Plan”).

The 2006 Plan provides for the grant of equity awards covering Intel common stock to eligible employees of the Company and contain only a service condition. The equity awards granted generally vest over the course of three years from the grant date.

With respect to Israeli employees, the 2006 Plan is designed to grant awards pursuant to the provision of Section 102 of the Israeli Income Tax Ordinance. In accordance with the capital gains treatment elected by the Company, the Company is not allowed, for tax purposes to deduct the amounts credited to employees. This includes amounts recorded as salary benefits in the Company’s consolidated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

financial statements, in respect of equity granted to employees under the 2006 Plan, with the exception of the benefit component, if any, on the grant date.

Options

Outstanding and exercisable options for Intel’s common stock under Intel’s 2006 Plan as of December 31, 2022 were as follows:

	Outstanding			Exercisable
		Weighted average	Weighted		Weighted
	Number of	remaining	average	Number of	average
Exercise price	options	contractual life	exercise price	options	exercise price
U.S. dollars	In thousands	In years	U.S. dollars	In thousands	U.S. dollars
$ 4.0 - 21.6	66	2.9	$7.6	30	$5.8
$ 22.4 - 26.9	2,136	0.6	26.8	2,136	26.8
$55.2	68	6.3	55.2	45	55.2
Total	2,270	0.8	$27.1	2,211	$27.1

The option activity for the years ended December 31, 2022, December 25, 2021, and December 26, 2020 for options granted to Company’s employees for Intel’s common stock was as follows:

		Weighted
		average	Weighted	Aggregated
	Number of	remaining	average	intrinsic
	options	contractual Life	exercise price	value(1)
	In thousands	In years	U.S. dollars	U.S. dollars in millions
Options outstanding as of December 28, 2019	6,594	3.4	$29.1	$204
Exercised	(173)	—	23.4	—
Forfeited	(30)	—	19.5	—
Options outstanding as of December 26, 2020	6,391	2.4	29.2	114
Exercised	(2,807)	—	29.3	—
Forfeited	(6)	—	24.5	—
Options outstanding as of December 25, 2021	3,578	1.5	29.2	79
Exercised	(1,308)	—	32.8	—
Options outstanding as of December 31, 2022	2,270	0.8	$27.1	$1
Options exercisable as of December 31, 2022	2,211	0.8	$27.1	$1

(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of the Intel’s common stock. On December 31, 2022, December 25, 2021, and December 26, 2020, the Intel share prices were $26.43, $51.31, and $47.07, respectively. This represents the potential pre-tax amount receivable by the option holders had all option holders exercised their options as of such date.

(2)The remaining options expected to vest as of December 31, 2022 were 59 thousand options with an average weighted exercise price of $26.6.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RSUs

The RSU activity for the years ended December 31, 2022, December 25, 2021, and December 26, 2020 for RSUs granted to Company’s employees for Intel’s common stock was as follows:

		Weighted average grant
	Number of RSUs	date fair value
	In thousands	U.S. dollars
Outstanding as of December 28, 2019	2,371	$43.2
Granted	3,628	44.4
Vested	(1,588)	42.0
Forfeited	(72)	47.4
Outstanding as of December 26, 2020	4,339	44.6
Granted	2,935	47.8
Vested	(1,761)	44.0
Forfeited	(235)	46.4
Outstanding as of December 25, 2021	5,278	46.5
Granted	3,758	43.7
Vested	(2,935)	45.9
Forfeited	(409)	48.1
Outstanding as of December 31, 2022	5,692	$44.8

Unrecognized expenses

As of December 31, 2022, the unrecognized compensation cost related to stock options and RSUs granted under the Intel 2006 Plan was $197 million, which will be recognized over a weighted average period of 1.26 years.

Share-based compensation expense summary (for both Mobileye and Intel Plans)

Expenses recognized

Share-based compensation expenses included in the consolidated statements of operations and comprehensive income (loss) were as follows:

	Year ended
U.S. dollars in millions	December 31,	December 25,	December 26,
	2022	2021	2020
Cost of revenue	$2	$1	$—
Research and development, net	153	77	67
Sales and marketing	5	4	3
General and administrative	14	15	15
Total share-based compensation	$174	$97	$85

NOTE 7  EARNINGS (LOSS) PER SHARE

Before the Mobileye IPO, Intel held directly or indirectly 100 shares of common stock of Mobileye, with a par value of $0.01 per share, that were issued and outstanding. Immediately prior to the Mobileye IPO, those 100 shares of common stock held by Intel were reclassified into 100 shares of Class B common stock with a par value of $0.01 per share. Concurrently, we issued to Intel an additional 749,999,900 shares of our Class B common stock pursuant to an agreement with Intel. Accordingly, as of the completion of the Mobileye IPO, we have 750,000,000 Class B shares, all held by Intel. Per ASC 260-10-55-12, this share amount is being retroactively utilized for the calculation of basic and diluted earnings (loss) per share (“EPS”) for all periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Mobileye IPO, we issued 41,000,000 shares of our Class A common stock to the public at a public offering price of $21 per share and an additional 4,761,905 Class A shares at a private placement. The Mobileye IPO closed on October 28, 2022. On November 1, 2022, we closed the sale of an additional 6,150,000 shares pursuant to the exercise of the underwriters’ over-allotment option. In accordance with ASC 260, the Class A shares issued in connection with the Mobileye IPO are included in earnings (loss) per share calculations for periods subsequent to the closing of the Mobileye IPO and are not included in the earnings (loss) per share calculations for periods prior to the closing of the Mobileye IPO.

In October 2022, our board of directors approved the issuance of restricted stock units in connection with the Mobileye IPO. For the year ended December 31, 2022, the computation of diluted earnings (loss) per share attributable to common stockholders does not include 0.8 million potential common stock, based on treasury stock method, related to these restricted stock units, as the effect of their inclusion would have been anti-dilutive.

The following table summarizes the calculation of basic and diluted earnings (loss) per share for the periods presented:

	Year ended
	December 31,	December 25,	December 26,
In millions, except per share amounts	2022	2021	2020

Numerator:
Net income (loss)	$(82)	$(75)	$(196)
Denominator:
Weighted average common shares - basic and diluted	759	750	750
Earnings (loss) per share:
Basic and diluted	$(0.11)	$(0.10)	$(0.26)

NOTE 8  INCOME TAXES

Loss before income taxes included in the consolidated statements of operations and comprehensive income (loss)

	Year ended
	December 31,	December 25,	December 26,
U.S. dollars in millions	2022	2021	2020
Income (loss) before taxes:
U.S	$(49)	$(96)	$(77)
Non-U.S	17	39	(135)
Total income (loss) before income taxes	$(32)	$(57)	$(212)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Benefit (provision) for income taxes included in the consolidated statements of operations and comprehensive income (loss)

Benefit (provision) for income taxes for the years ended December 31, 2022, December 25, 2021, and December 26, 2020 was comprised of the following:

	Year ended
	December 31,	December 25,	December 26,
U.S. dollars in millions	2022	2021	2020
Current income taxes:
U.S	$—	$—	$—
Non-U.S	(67)	(47)	(37)
Total current provision for income taxes	(67)	(47)	(37)

Deferred income taxes:
U.S.	(28)	(30)	—
Non-U.S.	45	59	53
Total deferred benefit (provision) for income taxes	17	29	53
Total benefit (provision) for income taxes	$(50)	$(18)	$16

Effective income tax rate reconciliation

The difference between the tax provision at the statutory federal income tax rate and the benefit (provision) for income taxes as a percentage of loss before income taxes (effective tax rate) for each year was as follows:

	Year ended
	December 31,	December 25,	December 26,
	2022	2021	2020

	%
Statutory federal income tax rate	21.0	21.0	21.0
Increase (reduction) in rate resulting from:
Foreign rate differential	(1.2)	(1.9)	0.5
Technology incentives – current	312.7	183.1	28.2
Technology incentives – deferred	(230.6)	(116.4)	(29.1)
U.S. branch taxation of foreign operations	(127.3)	(54.4)	—
Decrease (increase) in uncertain tax position, net	16.1	(0.3)	0.2
Share-based compensation related adjustments	(0.5)	(13.7)	(4.1)
Increase in valuation allowance	(151.9)	(50.0)	(7.7)
Non-deductible expenses and other	(6.5)	1.0	(1.5)
Withholding taxes, net of credit	12.1	—	—
Effective tax rate	(156.1)	(31.6)	7.5

In the year ended December 25, 2021, Mobileye’s Israeli operations became taxable in the U.S. as branch entities. In the year ended December 31, 2022, Moovit’s Israeli operations became taxable in the United States as a branch entity. As a result, these operations are taxed both in the U.S. and locally in Israel. For U.S. tax purposes, due to cumulative losses, deferred tax assets have not been benefited which results in a residual tax expense associated with a deferred tax liability recorded for goodwill.

The increase in the effective tax rate for the year ended December 31, 2022, as compared to the year ended December 25, 2021, is primarily driven by the increase in unbenefited U.S. deferred tax assets subject to a valuation allowance.

In Israel, the Company benefits from a reduced tax rate under the Special Preferred Technological Enterprise status under the Law for the Encouragement of Capital Investments, 1959, or the Investment Law.

Under the Investment Law, income derived by Preferred Companies from ‘Special Preferred Technological Enterprises’ (as defined in the 2017 Amendment), would be subject to 6% tax rate on income deriving from intellectual property, subject to a number of conditions being fulfilled, including a minimal amount or ratio of annual research and development expenditures and research and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

development employees, as well as having at least 25% of annual income derived from exports. Special Preferred Technological Enterprise is defined as an enterprise which meets the aforementioned conditions and for which total consolidated revenue of its parent company and all subsidiaries are more than ILS10 billion.

Deferred income taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax liabilities and assets are classified as long term on the consolidated balance sheets.

Due to the fact that certain Israeli operations became taxable in the U.S. as branch activities, the Company recognized in the year ended December 31, 2022 and December 25, 2021 the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for U.S. income tax purposes which resulted in a net deferred tax liability after evaluation of deferred tax assets for realizability.

Significant components of the Company’s deferred tax assets and deferred tax liabilities were as follows:

	December 31,	December 25,
U.S. dollars in millions	2022	2021
Deferred tax assets:
Share-based compensation	$89	$80
Provisions for employee benefits	7	8
Net operating losses carryforward	142	198
Research and development expenses	283	105
Operating lease liabilities	13	—
Foreign tax credit and deferrals	33	—
Intangible assets	147	—
Other	3	—
Gross deferred tax assets	717	391
Valuation allowance	(533)	(229)
Total deferred tax assets	184	162
Deferred tax liabilities:
Intangible assets	(161)	(181)
Goodwill	(172)	(152)
Right of use assets	(13)	—
Total deferred tax liabilities	(346)	(333)
Net deferred tax liabilities	$(162)	$(171)

Changes in valuation allowance for deferred tax assets were as follows:

	Year ended
	December 31,	December 25,	December 26,
U.S. dollars in millions	2022	2021	2020
Valuation allowance at beginning of year	$229	$—	$—
Additions	—	185	—
Change in valuation allowance	304	44	—
Valuation allowance at end of year	$533	$229	$—

Realization of deferred tax assets is based on the Company’s judgment and various factors including reversal of deferred tax liabilities, the ability to generate future taxable income in jurisdictions where such assets have arisen, and potential tax planning strategies. A valuation allowance is recorded in order to reduce the deferred tax assets to the amount expected to be realized in the future. The valuation allowance for the years presented are primarily related to U.S. branch deferred tax assets not currently expected to be realized given that the Company has sustained recent losses based on the separate return method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For purposes of these financial statements, the income tax expense and deferred tax balances have been prepared as if the Company filed income tax returns on the separate return method. As of December 31, 2022, the Company has U.S. net operating loss carryforwards of $144 million, subject to separate return limitation year rules, which were generated before the Company joined its Parent’s consolidated income tax return on July 17, 2021. The Company also has $352 million of separate return method net operating loss carryforwards that were generated after joining its Parent’s consolidated income tax filing group which have been utilized by its Parent. These net operating losses generated by the Company that have been utilized as part of the Parent consolidated income tax return filings but have not been utilized by the Company under the separate return method approach, have been reflected in these consolidated financial statements because the Company will recognize a benefit for the separate return method net operating losses when determined to be realizable, whether as a deduction against current taxable income in future periods or upon recognition of associated deferred tax assets based on valuation allowance assessments. The majority of the Company’s U.S. net operating losses were generated after January 1, 2018 and thus have an unlimited carry-forward period but are limited as a deduction to 80% of taxable income in any given year.

The Company has a non-U.S. net operating loss carryforward of $157 million for the year ended December 31, 2022. This net operating loss carryforward amount relates primarily to operations in Israel and has an indefinite carry-forward period.

The Company intends to indefinitely reinvest undistributed foreign earnings into foreign operations and expects future U.S. cash generated to be sufficient to meet future U.S. cash needs. Therefore, the Company has not provided for deferred income taxes on undistributed foreign earnings. In making this determination, the Company evaluates both near-term and long-term fiscal needs of its U.S. domestic operations and its foreign subsidiaries. The estimation of the unrecognized deferred tax liability on undistributed foreign earnings is not practicable for the consolidated balance sheets dates presented. The Company made a one-time dividend distribution of $336 million to its Parent as part of Mobileye IPO, which was subject to Israel withholding tax of $14 million.

Uncertain tax positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits related to uncertain tax positions was as follows:

	Year ended
	December 31,	December 25,	December 26,
U.S. dollars in millions	2022	2021	2020
Balance at the beginning of the year	$4	$4	$5
Settlements with taxing authorities	—	—	(1)
Lapse of statute of limitations	(4)	—	—
Balance at the end of the year	$—	$4	$4

As of December 31, 2022, the Company had no liabilities for uncertain tax positions. The December 25, 2021 balance of $4 million, plus accrued penalties and interest, is included in other current liabilities on the consolidated balance sheets. There are no material changes anticipated in the uncertain tax positions in the next twelve months.

The Company files income tax returns in the U.S., Israel, and in other certain foreign jurisdictions. The Company is no longer subject to U.S. and Israeli tax examinations for years prior to 2019 and 2017, respectively.

NOTE 9  RELATED PARTY TRANSACTIONS

The Company has entered into a series of related party arrangements with Intel. The arrangements were as follows:

1.Loan arrangements

The Company entered into a series of bilateral lending/borrowing arrangements with Intel. The purposes of the facilities are to enable bilateral cash movements between the parties. The arrangements are denominated in U.S dollars.

In 2017, Intel along with the Company, entered into a bilateral lending/borrowing arrangement (“Arrangement 1”) to make available to either party up to an aggregate principal amount of $1.5 billion. Arrangement 1 has a mechanism of automatic renewal for additional periods of one year. In 2021, Arrangement 1 was amended to increase the capacity from $1.5 billion to $1.8 billion, and was automatically renewed to December 2022. On October 25, 2022, Arrangement 1 was terminated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2017, Intel along with the Company, entered into a bilateral lending/borrowing arrangement (“Arrangement 2”) to make cash available to either party up to an aggregate principal amount of $750 million. Arrangement 2 has a mechanism for automatic renewal for additional periods of one year each. In March 2022, Arrangement 2 was amended to increase the aggregate principal amount from $750 million to $1.0 billion and the maturity date was extended to March 2023. In March 2023, Arrangement 2 was terminated.

In March 2022, due to reference rate reform, Arrangement 1 and Arrangement 2 were amended to change the interest rate from LIBOR based to SOFR based. The modification was accounted for as if it is not substantial in accordance with the expedient for ASC 470 and an updated effective interest rate was calculated to reflect the change in terms. There was no gain or loss recognized for the year ended December 31, 2022.

In 2021, the Company and Intel entered into a bilateral lending/borrowing arrangement (“Arrangement 3” and together with Arrangement 1 and Arrangement 2, the “Bilateral Loan Arrangements”) to make cash available to either party up to an aggregate principal amount of $100 million. Arrangement 3 has a maturity date of July 2022 with a mechanism of automatic renewal for additional periods of one year. In March 2022, Arrangement 3 was amended to increase the aggregate principal amount available to draw from $100 million to $500 million. The interest rate is based on an applicable margin of 0.0% with an option for Intel to elect to increase or decrease the applicable margin on or after the first day of the 2022 fiscal year. If the election to increase the applicable margin is applied, the spread adjustment would be reflective of the difference between three-month LIBOR and the term Secured Overnight Financing Rate (“SOFR”). On October 25, 2022, Arrangement 3 was terminated.

The total outstanding balance under the Bilateral Loan Arrangements was zero and $1.3 billion as of December 31, 2022 and December 25, 2021 respectively, and was reflected in current assets as a related party loan (accumulated interest is presented within other current assets). Interest income recognized by the Company totaled $18 million, $3 million and $6 million for the year ended December 31, 2022, December 25, 2021 and December 26, 2020, respectively.

2.Stock Compensation Recharge Agreement

The Company entered into a stock compensation recharge agreement with Intel, which requires the Company to reimburse Intel for certain amounts relating to the value of share-based compensation provided to the Company’s employees for RSUs or stock options exercisable in Intel stock. The liability associated with the stock compensation recharge agreement that is reflected on the consolidated balance sheets, under related party payable was approximately $1 million and $162 million as of December 31, 2022 and December 25, 2021, respectively. The reimbursement amounts recorded as an adjustment to additional paid-in capital in the consolidated statement of equity were $118 million, $162 million and $78 million for the year ended December 31, 2022, December 25, 2021 and December 26, 2020, respectively. As for the inclusion of the Company’s employees in Intel’s equity incentive plan, see Note 6.

3.Hedging services

Intel centrally hedges its exposure to changes in foreign exchange rates. At the beginning of 2021, the Company entered into a hedging services agreement with Intel, pursuant to which the Company is entitled to a certain allocation of the gains and obligated to a certain allocation of the losses arising from the execution of the hedging contracts. In October 2022, we de-designated our outstanding hedge instruments and will no longer participate in the hedging services agreement with Intel. As of October 25, 2022, the Company is no longer a party to this agreement. For further information, see Note 2, significant accounting policies related to Derivatives and hedging.

4.Development services

Intel entered into agreements with the Company to provide certain development services, including research, technical work on technology, products and solutions, construction and ancillary administrative services. The Company paid for these services on a quarterly basis. These costs are included in the consolidated statements of operations and comprehensive income (loss) primarily on a specific and direct attribution basis, as described in Note 2. Following our recruitment of certain employees relating to the Mobileye business from Intel during 2022, and the Intercompany Agreements that came into effect upon Mobileye IPO, this agreement was terminated on October 25, 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.Lease agreements

Under lease agreements with Intel, the Company leases office space in Intel’s buildings. The costs are included in the consolidated statements of operations and comprehensive income (loss) primarily on a specific and direct attribution basis, as described in Note 2. The leasing costs for the years ended December 31, 2022, December 25, 2021 and December 26, 2020 were $3 million, $1.5 million and $1.5, respectively.

6.Other services to a related party

The Company reimbursed its Chief Executive Officer for reasonable travel related expenses incurred while conducting business on behalf of the Company. For the years ended December 31, 2022, December 25, 2021, and December 26, 2020, travel related reimbursements were $1.0 million, $1.1 million and $0.5 million, respectively.

7.Reorganization and the Mobileye IPO

In connection with the Mobileye IPO, which was completed in October 2022, we have consummated the following transactions and agreements.

Equity transaction in connection with the legal purchase of Moovit entities

On May 31, 2022, we entered into an agreement with Intel pursuant to which we legally purchased from Intel 100% of the issued and outstanding equity interests of the Moovit entities for an aggregate amount of $900 million that was paid in December 2022 to Intel using cash that we concurrently received from Intel’s payment of such amount it owed us under the Bilateral Loan Arrangements. Moovit’s operations were already reflected as part of the Mobileye Group as further detailed in Note 1 and, therefore the transaction was treated within equity.

Dividend Note

On April 21, 2022, Intel and Mobileye Group signed a loan agreement whereby Mobileye Group issued a promissory note to Intel in an aggregate principal amount of $3.5 billion (the “Dividend Note”). The Dividend Note was scheduled to mature on April 21, 2025 and accrued interest at a rate equal to 1.26% per annum, such interest to accrue quarterly. Prior to June 30, 2024, such interest would be paid by being automatically added to the outstanding principal amount of the loan and would thereafter be payable quarterly in cash in arrears and shall also be payable upon any prepayment, whether in whole or in part, to the extent accrued on the amount being prepaid and upon maturity. Under the Dividend Note, Mobileye Group had the right, at its option, on any business day, to prepay the loan, including principal and any accrued interest thereon, in whole or in part without premium or penalty. In November 2022, the Company used approximately $0.9 billion out of the net proceeds from the Mobileye IPO to repay a portion of the indebtedness under the Dividend Note and Intel has contributed to the Company the remaining portion of the Dividend Note (plus related accrued interest) in the amount of $2.6 billion such that no amounts under the Dividend Note remain owed by us to Intel as of December 31, 2022. Interest expense recognized by the Company totaled $24 million for the year ended December 31, 2022.

Contribution and Subscription Agreement

In connection with the Mobileye IPO, we entered into the Contribution and Subscription Agreement with Intel, pursuant to which Intel transferred to Mobileye Global Inc., collectively as a contribution on existing capital in exchange for 749,999,900 shares of our Class B common stock: (i) 100% of the equity interests of Cyclops Holdings Corporation, such that Cyclops Holdings Corporation became a direct, wholly owned subsidiary of Mobileye Global Inc.; and (ii) the Dividend Note with respect to any principal and accrued interest thereon in excess of the principal amount that we repaid out of the net proceeds that we received from the Mobileye IPO and the Concurrent Private Placement. After the completion of the Mobileye IPO and the Concurrent Private Placement, no amounts under the Dividend Note remain owed by us to Intel. The actual amount of the Dividend Note which was repaid was based upon the amount of net proceeds from the Mobileye IPO that were available after we retained the required $1.0 billion of cash, cash equivalents, or marketable securities that Intel agreed to ensure that we had immediately after completion of the IPO under the Master Transaction Agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intercompany Agreements

In connection with the Mobileye IPO, the Company entered into certain intercompany agreements (collectively, the “Intercompany Agreements”), including a Master Transaction Agreement, an Administrative Services Agreement, an Employee Matters Agreement, a Technology and Services Agreement, a LiDAR Product Collaboration Agreement, and a Tax Sharing Agreement, in each case with Intel and certain of its subsidiaries, to outline a framework for the Company’s ongoing relationship with Intel, whereby, among other matters, Intel will continue to provide certain administrative and operational services, including the supply and license of certain technologies, whereby the Company will supply Intel with certain technologies, and whereby Intel’s and the Company’s respective rights, responsibilities and obligations with respect to all tax matters will be governed (including tax liabilities, tax attributes, tax returns and tax audits). The Intercompany Agreements became effective as of the completion of the Mobileye IPO. See below for further detail.

Administrative Services Agreement

Under the Administrative Services Agreement, Intel will provide the Company with administrative, financial, legal, tax, and other services. The Company will pay fees to Intel for the services rendered based on pricing per service agreed between the Company and Intel.

The initial term of the Administrative Services Agreement will expire two years from the completion of the Mobileye IPO and will be extended automatically for successive three-month terms unless one of the parties elects not to renew. We have the right to terminate any of the services provided by Intel under the Administrative Services Agreement at any time upon thirty days’ prior written notice of termination to Intel, or if Intel fails to perform any of its material obligations under the Administrative Services Agreement and such failure continues for at least thirty days after receipt by Intel of written notice of such failure from Mobileye.

The costs incurred under this agreement for the year ended December 31, 2022 was $3 million.

Technology and Services Agreement

The Technology and Services Agreement provides a framework for the collaboration on technology projects and services between the Company and Intel (“Technology Projects”), and sets out the licenses granted by each party to its respective technology for the conduct of the Technology Projects, provisions relating to the ownership of certain existing technology, the allocation of rights in any new technology created in the course of the Technology Projects, and certain provisions applicable to the development of a certain radar product of the Company’s. The Technology and Services Agreement will not apply to projects for the development and manufacture of a Lidar sensor system for automobiles, for which the LiDAR Product Collaboration Agreement will apply. Pursuant to the Technology and Services Agreement, the Company and Intel will agree to statements of work with additional terms for Technology Projects.

The Technology and Services Agreement has a term of two years, and will automatically renew for one-year renewal periods, unless the agreement is terminated for a party’s material breach, a party’s bankruptcy or insolvency, or advance notice of non-renewal is given. The amount incurred under this agreement for the year ended December 31, 2022 was $0.4 million.

LiDAR Product Collaboration Agreement

The LiDAR Product Collaboration Agreement provides the terms that will apply to the Company’s collaboration with Intel for the development and manufacture of a Lidar sensor system for ADAS and AV in automobiles (“LiDAR Projects”). On some of the LiDAR programs joint funding will apply between Intel and Mobileye until the end of 2027 so Mobileye will bear its own Lidar sensor system development costs up to the first USD $40 million per year and Intel will bear up to $20 million per year of Mobileye’s Lidar sensor system development costs that are greater than USD $40 million per year.

The LiDAR Product Collaboration Agreement further provides that Intel will manufacture certain components for us to market and sell as part of a FMCW (frequency-modulated continuous wave) Lidar sensor system solely for external environment sensing for ADAS and AV in automobiles. The parties intend that for a limited period of up to 5 years, we will have certain exclusive rights for the marketing and selling of the initial FMCW Lidar sensor system for defined uses, with annual plans for sales and marketing of the sensor system to be agreed by the parties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The price for the components Intel will manufacture for us will be based on a cost-plus model. In addition, the agreement also includes a profit-sharing model under which Mobileye will pay Intel a share of the gross profit for each LiDAR sensor system or components thereof, based on Intel technology, sold by Mobileye.

The LiDAR Product Collaboration Agreement has a term of ten years subject to automatic 24-month renewal periods unless notice of non-renewal is given. Either party may terminate the LiDAR Product Collaboration Agreement for any reason by giving 24-month notice to the other party, and additional termination rights arise if Intel shuts down, sells, or transfers the factory operations for silicon photonics or if we cease Lidar development or sale, as well as for a party’s material breach or bankruptcy or insolvency.

There were no amounts received or receivable from Intel under this agreement for the year ended December 31, 2022.

Tax Sharing Agreement

The Tax Sharing Agreement establishes the respective rights, responsibilities and obligations of the Company and Intel after the completion of the Mobileye IPO with respect to tax matters, including the amount of cash the Company will pay to Intel for its share of the tax liability owed on the consolidated filings in which the Company or any of the Company’s subsidiaries are included, audit or other tax proceedings. As of December 31, 2022, the related party payable to Intel, pursuant to the Tax Sharing Agreement, was $34 million. For further detail, see Note 8 Income Taxes.

NOTE 10  BUSINESS COMBINATION

In May 2020, Moovit, a leading urban mobility app and mobility-as-a-service solutions provider, was acquired for total consideration of $915 million. An amount of $90 million was retained to be paid to Moovit’s former shareholders after 18 months in order to cover any potential indemnities that arise in the first 18 months post-acquisition. It was determined that the payment of all the deferred acquisition consideration to Moovit’s former stockholders was probable, and therefore, the total of $90 million was included in purchase consideration as a liability incurred to the sellers. This deferred acquisition consideration was fully paid to Moovit’s former shareholders in 2021. Total consideration includes the previously held ownership by Intel of 6% of Moovit originally acquired in 2018 and was contributed by Intel to the Company.

The fair value of goodwill and intangible assets recognized in connection with the Moovit acquisition was $604 million and $340 million, respectively. The intangible assets were comprised of $286 million of developed technology and $54 million of customer relationships and brands. Out of the $604 million goodwill arising from the Moovit Acquisition, $493 million was attributed to synergies and benefits that are expected to be generated from the collaboration between Mobileye and Moovit. Substantially all of the goodwill will not be deductible for tax purposes in Israel. The acquisition-related developed technology is primarily related to Moovit’s monthly active user base and application platform. The acquisition related costs were not material to these consolidated financial statements.

NOTE 11  GOODWILL

The following table presents the carrying amount of goodwill by segment as of December 31, 2022 and December 25, 2021.

	As of
	December 31,	December 25,
U.S. dollars in millions	2022	2021
Mobileye	$10,784	$10,784
Other	111	111
Total	$10,895	$10,895

During the fourth quarters of 2022 and 2021, we completed our annual impairment assessments, which for 2022 was based on qualitative factors, and concluded that it is not more likely than not that the fair value of each reporting unit is less than its carrying amount. In the year ended December 25, 2021, we performed a quantitative assessment for one of our reporting units. The Company did not record any impairment of goodwill for any of the periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12  IDENTIFIED INTANGIBLE ASSETS

	As of
	December 31, 2022			December 25, 2021
	Gross	Accumulated		Gross	Accumulated
U.S. dollars in millions	Assets	Amortization	Net	Assets	Amortization	Net
Developed technology	$3,973	$1,870	$2,103	$3,991	$1,419	$2,572
Customer relationships & brands	786	362	424	831	332	499
Total	$4,759	$2,232	$2,527	$4,822	$1,751	$3,071

Amortization expenses recorded for developed technology and customer relationships and brands were recorded in cost of revenue and sales and marketing, respectively, in the consolidated statements of operations and comprehensive income (loss) for each year presented. The Company did not record any impairment of intangible assets for any of the periods presented.

The following table presents the amortization expenses recorded for these identified intangible assets and their weighted average useful lives:

	Year ended
				Weighted Average
U.S. dollars in millions	December 31, 2022	December 25, 2021	December 26, 2020	Useful Life
Developed technology	$469	$419	$368	10
Customer relationships & brands	75	90	82	12
Total amortization expenses	$544	$509	$450

The Company expects future amortization expenses for the next five years and thereafter to be as follows:

U.S. dollars in millions	2023	2024	2025	2026	2027	Thereafter	Total
Future Amortization Expenses	$474	$445	$443	$332	$179	$654	$2,527

NOTE 13  SEGMENT INFORMATION

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

The accounting policies of the individual segments are the same as those described in the summary of significant accounting policies in Note 2 to these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is segment results for each year:

	Year ended December 31, 2022
			Amounts not
			allocated to
U.S. dollars in millions	Mobileye	Other	segments	Consolidated
Revenues	$1,843	$26	$—	$1,869
Cost of revenues	473	5	469	947
Research and development, net	747	42	—	789
Sales and marketing	34	11	75	120
General and administrative	34	12	4	50
Segment performance	$555	$(44)	$(548)	$(37)
Interest income (expense) with related party				(6)
Other income (expense)				11
Loss before taxes on income				(32)
Share-based compensation	158	16	—	174
Depreciation of property and equipment	23	—	—	23

	Year ended December 25, 2021
			Amounts not
			allocated to
U.S. dollars in millions	Mobileye	Other	segments	Consolidated
Revenues	$1,363	$23	$—	$1,386
Cost of revenues	308	4	419	731
Research and development, net	505	39	—	544
Sales and marketing	30	14	90	134
General and administrative	21	13	—	34
Segment performance	$499	$(47)	$(509)	$(57)
Interest income (expense) with related party				3
Other income (expense)				(3)
Loss before taxes on income				(57)
Share-based compensation	85	12	—	97
Depreciation of property and equipment	17	—	—	17

	Year ended December 26, 2020
			Amounts not
			allocated to
U.S. dollars in millions	Mobileye	Other	segments	Consolidated
Revenues	$956	$11	$—	$967
Cost of revenues	221	2	368	591
Research and development, net	417	23	—	440
Sales and marketing	26	8	82	116
General and administrative	28	5	—	33
Segment performance	$264	$(27)	$(450)	$(213)
Interest income (expense) with related party				6
Other income (expense)				(5)
Loss before taxes on income				(212)
Share-based compensation	82	3	—	85
Depreciation of property and equipment	13	—	—	13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total revenues based on the country that the product was shipped to were as follows:

	Year ended
	December 31,	December 25,	December 26,
U.S. dollars in millions	2022	2021	2020
China	$551	$270	$134
USA	472	363	254
Germany	268	263	153
United Kingdom	221	198	161
South Korea	115	107	96
Singapore	25	42	41
Hungary	87	66	67
Poland	69	24	6
Rest of World	61	53	55
Total	$1,869	$1,386	$967

We generate the majority of our revenue from the sale of our EyeQ® SoCs to OEMs through sales to Tier 1 automotive suppliers. EyeQ® SoC sales represented approximately 89%, 94%, and 93% of our revenue for each of the years ended December 31, 2022, December 25, 2021 and December 26, 2020, respectively.

Major Customers

Revenue from major customers that amount to 10% or more of total revenue:

	Year ended
	December 31,	December 25,	December 26,
	2022	2021	2020
Percent of total revenues
Customer A	38%	35%	35%
Customer B	18%	19%	13%
Customer C	15%	17%	17%
Customer D	*	*	10%
Customer E	*	*	10%

*Less than 10%

Accounts receivable balances of major customers that amount to 10% or more of total accounts receivable balance:

	Year ended
	December 31,	December 25,
	2022	2021
Percent of total accounts receivables balance
Customer A	32%	32%
Customer B	19%	30%
Customer C	25%	16%

NOTE 14 SUBSEQUENT EVENTS

In January 2023, the company's compensation committee approved the issuance of restricted stock units to be issued under our 2022 Equity Incentive Plan. The total aggregate fair value of RSUs granted was $9.8 million, which constituted of 253 thousand RSUs, which will vest over a service period of three years.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

[None.]

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. The effectiveness of any system of controls and procedures is subject to certain limitations, and, as a result, there can be no assurance that our controls and procedures will detect all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B. Other Information

[None.]

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required to be disclosed by this item is incorporated herein by reference to the 2023 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2022.

Item 11. Executive Compensation.

The information required to be disclosed by this item is incorporated herein by reference to the 2023 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required to be disclosed by this item is incorporated herein by reference to the 2023 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required to be disclosed by this item is incorporated herein by reference to the 2023 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2022.

Item 14. Principal Accounting Fees and Services.

The information required to be disclosed by this item is incorporated herein by reference to the 2023 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2022.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as a part of this report:

(1) Financial Statements - See Part II, Item 8. “Financial Statements and Supplementary Data” of this report.

(2) Financial Statement Schedules - All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3) Exhibits - The following is a list of exhibits filed or furnished as part of this report or incorporated by reference herein to exhibits previously filed with the Securities and Exchange Commission.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on October 28, 2022)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on October 28, 2022)
4.1*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, As Amended
10.1	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s registration statement on Form S-1 filed on October 18, 2022)
10.2*+	Master Transaction Agreement between the Registrant and Intel Corporation, dated as of October 25, 2022
10.3*+	Administrative Services Agreement between the Registrant and Intel Corporation, dated as of October 25, 2022
10.4*+	Employee Matters Agreement between the Registrant and Intel Corporation, dated as of October 25, 2022
10.5*+	Technology and Services Agreement between the Registrant and Intel Corporation, dated as of October 25, 2022
10.6*+	LiDAR Product Collaboration Agreement between Mobileye Vision Technologies Ltd. and Intel Corporation, dated as of October 25, 2022
10.7*	Tax Sharing Agreement between the Registrant and Intel Corporation, dated as of October 25, 2022
10.8*	Contribution and Subscription Agreement among the Registrant, Cyclops Holding Corporation and Intel Overseas Funding Corporation, dated as of October 25, 2022
10.9†	Mobileye Global Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s registration statement on Form S-1 filed on October 18, 2022)
10.10†	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s registration statement on Form S-1 filed on October 18, 2022)
10.11†	Form of Option Agreement (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s registration statement on Form S-1 filed on October 18, 2022)
10.12†

Employment Agreement between the Registrant and Amnon Shashua, dated July 24, 2014 (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s registration statement on Form S-1 filed on October 18, 2022)

10.13†

Employment Letter Agreement between Amnon Shashua and Intel, dated June 1, 2022 (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s registration statement on Form S-1 filed on October 18, 2022)

10.14†

Employment Agreement between the Registrant and Anat Heller, dated September 1, 2015 (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Company’s registration statement on Form S-1 filed on October 18, 2022)

10.15†

Employment Agreement between the Registrant and Erez Dagan, dated October 1, 2016 (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Company’s registration statement on Form S-1 filed on October 18, 2022)

10.16†

Employment Agreement between the Registrant and Gavriel Hayon, dated August 1, 1999 (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Company’s registration statement on Form S-1 filed on October 18, 2022)

10.17†

Employment Agreement between the Registrant and Shai Shalev-Shwartz, dated August 2, 2010 (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s registration statement on Form S-1 filed on October 18, 2022)

10.18†*	Employment Agreement between the Registrant and Nimrod Nehushtan, dated May 2, 2017
10.19

Stock Compensation Recharge Agreement, dated August 8, 2017, between Mobileye B.V. and its subsidiaries, on the one hand, and Intel, on the other hand (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company’s registration statement on Form S-1 filed on October 18, 2022)

10.20

Loan Agreement, dated April 21, 2022, between Cyclops Holdings Corporation and Intel Overseas Funding Corporation. (incorporated by reference to Exhibit 10.1 to Amendment No. 19 to the Company’s registration statement on Form S-1 filed on October 18, 2022)

10.21

Memorandum of Understanding, dated October 17, 2006, between STMicroelectronics N.V. and Mobileye Technologies Limited, as amended (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Company’s registration statement on Form S-1 filed on October 18, 2022)

10.22

Agreement between Intel Corporation and Intel Subsidiaries, dated August 8, 2017, between Mobileye B.V. and its subsidiaries, on the one hand, and Intel, on the other hand, which we refer to herein as the Cross-License Agreement (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Company’s registration statement on Form S-1 filed on October 18, 2022)

10.23

Share & Note Sale and Purchase Agreement, dated May 31, 2022, between Intel Finance B.V. and Mobileye B.V. (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to the Company’s registration statement on Form S-1 filed on October 18, 2022)

21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of Kesselman & Kesselman, Certified Public Accountants (Isr.), a member firm of PricewaterhouseCoopers International Limited, an independent registered public accounting firm.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements from Mobileye Global Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 9, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded with the Inline XBRL document)

*Filed or furnished herewith.

†Management contract or compensatory plan or arrangement.

+ Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon its request.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mobileye Global Inc.

By:	/s/ Professor Amnon Shashua
	Name:	Professor Amnon Shashua
	Title:	Chief Executive Officer and President (As Principal Executive Officer)

By:	/s/ Anat Heller
	Name:	Anat Heller
	Title:	Chief Financial Officer (As Principal Financial and Accounting Officer)

Date: March 9, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Professor Amnon Shashua	Chief Executive Officer, President and Director (Principal Executive Officer)	March 9, 2023
Professor Amnon Shashua
/s/ Anat Heller	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2023
Anat Heller
/s/ Patrick P. Gelsinger	Chair of the Board of Directors	March 9, 2023
Patrick P. Gelsinger
/s/ Eyal Desheh	Director	March 9, 2023
Eyal Desheh
/s/ Jon M. Huntsman, Jr.	Director	March 9, 2023
Jon M. Huntsman, Jr.
/s/ Claire C. McCaskill	Director	March 9, 2023
Claire C. McCaskill
/s/ Christine Pambianchi	Director	March 9, 2023
Christine Pambianchi
/s/ Frank D. Yeary	Director	March 9, 2023
Frank D. Yeary
/s/ Saf Yeboah-Amankwah	Director	March 9, 2023
Saf Yeboah-Amankwah