Form 10-Q
period 2023-04-01
Mobileye Global Inc.
filed 2023-05-11
CIK 1910139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2023

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

Yes ☒ No ☐

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

Yes ☐ No ☒

There were 51,912,143 shares of Class A common stock, $0.01 par value, outstanding at April 1, 2023.

MOBILEYE GLOBAL INC.

FORM 10-Q

For the quarterly period ended April 1, 2023

In this report, references to “we,” “us,” “our,” our “company,” “Mobileye,” the “Company,” and similar terms refer to Mobileye Global Inc. and, unless the context requires otherwise, its consolidated subsidiaries, except with respect to our historical business, operations, financial performance, and financial condition prior to our initial public offering, where such terms refer to Mobileye Group, which combines the operations of Cyclops Holdings Corporation, Mobileye B.V., GG Acquisition Ltd., Moovit App Global Ltd., and their respective subsidiaries, along with certain Intel employees mainly in research and development. References to “Moovit” refer to GG Acquisition Ltd., Moovit App Global Ltd., and their consolidated subsidiaries.

We have a 52- or 53-week fiscal year that ends on the last Saturday in December. Fiscal year 2022 was a 53-week fiscal year; fiscal year 2023 is a 52-week fiscal year. The additional week in fiscal year 2022 was added in the first quarter, which consisted of 14 weeks. Certain amounts, percentages, and other figures presented in this report have been subject to rounding adjustments. Accordingly, figures shown as totals, dollars, or percentage amounts of changes may not represent the arithmetic summation or calculation of the figures that precede them.

Part 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOBILEYE GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	April 1,	December 31,
U.S. dollars in millions	2023	2022
Assets
Current assets
Cash and cash equivalents	$1,161	$1,024
Trade accounts receivable, net	239	269
Inventories	173	113
Other current assets	82	110
Total current assets	$1,655	$1,516
Non-current assets
Property and equipment, net	401	384
Intangible assets, net	2,394	2,527
Goodwill	10,895	10,895
Other long-term assets	117	119
Total non-current assets	13,807	13,925
TOTAL ASSETS	$15,462	$15,441
Liabilities and Equity
Current liabilities
Accounts payable and accrued expenses	208	189
Employee related accrued expenses	94	88
Related party payable	80	73
Other current liabilities	36	34
Total current liabilities	418	384
Non-current liabilities
Long-term employee benefits	54	56
Deferred tax liabilities	159	162
Other long-term liabilities	44	45
Total non-current liabilities	257	263
TOTAL LIABILITIES	$675	$647
Equity
Class A common stock: $0.01 par value; 4,000,000,000 shares authorized; shares issued and outstanding: 51,912,143 as of April 1, 2023 and 51,911,905 as of December 31, 2022	1	1
Class B common stock: $0.01 par value; 1,500,000,000 shares authorized; shares issued and outstanding: 750,000,000 as of April 1, 2023 and as of December 31, 2022	8	8
Additional paid-in capital	14,800	14,737
Accumulated other comprehensive income (loss)	—	(9)
Retained earnings (accumulated deficit)	(22)	57
TOTAL EQUITY	14,787	14,794
TOTAL LIABILITIES AND EQUITY	$15,462	$15,441

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MOBILEYE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three months ended
	April 1,	April 2,
U.S. dollars in millions, except per share amounts	2023	2022
Revenue	$458	$394
Cost of revenue	251	218
Gross profit	207	176
Research and development, net	235	180
Sales and marketing	33	35
General and administrative	20	7
Total operating expenses	288	222
Operating income (loss)	(81)	(46)
Interest income with related party	—	1
Other financial income (expense), net	8	1
Income (loss) before income taxes	(73)	(44)
Benefit (provision) for income taxes	(6)	(16)
Net income (loss)	$(79)	$(60)
Earnings (loss) per share attributed to Class A and Class B stockholders:
Basic and diluted	$(0.10)	$(0.08)
Weighted-average number of shares used in computation of earnings (loss) per share attributed to Class A and Class B stockholders (in millions):
Basic and diluted	802	750
Net income (loss)	(79)	(60)
Other comprehensive income (loss), net of tax	9	(3)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(70)	$(63)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MOBILEYE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

						Retained
	Common Stock		Additional		Accumulated Other	Earnings	Total
	Number of		paid-in	Parent Net	Comprehensive	(Accumulated	Shareholders’
U.S. dollars in millions, except per share amounts	shares	Amount	capital	Investment	Income (Loss)	deficit)	Equity
Three Months Ended
Balance as of December 25, 2021	—	$—	$—	$15,884	$5	$—	$15,889
Net income (loss)	—	—	—	(60)	—	—	(60)
Other comprehensive income (loss), net	—	—	—	—	(3)	—	(3)
Net transfer from (to) Parent	—	—	—	113	—	—	113
Balance as of April 2, 2022	—	—	—	15,937	2	—	15,939

Balance as of December 31, 2022	802	9	14,737	—	(9)	57	14,794
Net income (loss)	—	—	—	—	—	(79)	(79)
Other comprehensive income (loss), net	—	—	—	—	9	—	9
Tax sharing agreement with Parent	—	—	(5)	—	—	—	(5)
Share-based compensation expense	—	—	72	—	—	—	72
Recharge to Parent for Share-based compensation	—	—	(4)	—	—	—	(4)
Balance as of April 1, 2023	802	$9	$14,800	$—	$—	$(22)	$14,787

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MOBILEYE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended
	April 1,	April 2,
U.S. dollars in millions	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(79)	$(60)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	7	5
Share-based compensation	72	40
Amortization of intangible assets	133	149
Exchange rate differences on cash and cash equivalents	4	—
Deferred income taxes	(3)	(3)
Interest with related party, net	16	(1)
Other	—	(1)
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts receivable	30	(30)
Decrease (increase) in other current assets	14	14
Decrease (increase) in inventories	(60)	(13)
Increase (decrease) in accounts payable, accrued expenses and related party payable	29	(21)
Increase (decrease) in employee-related accrued expenses and long term benefits	4	(23)
Increase (decrease) in other current liabilities	2	(1)
Decrease (increase) in other long term assets	2	(1)
Increase (decrease) in long-term liabilities	—	(3)
Net cash provided by operating activities	171	51
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(26)	(27)
Repayment of loan due from related party	—	200
Net cash provided by (used in) investing activities	(26)	173
CASH FLOWS FROM FINANCING ACTIVITIES
Net transfers from Parent	—	102
Share-based compensation recharge	(3)	(186)
Deferred offering costs	—	(7)
Net cash provided by (used in) financing activities	(3)	(91)
Effect of foreign exchange rate changes on cash and cash equivalents	(4)	—
Increase in cash, cash equivalents and restricted cash	138	133
Balance of cash, cash equivalents and restricted cash, at beginning of year	1,035	625
Balance of cash, cash equivalents and restricted cash, at end of period	$1,173	$758
Supplementary non-cash investing and financing activities:
Non cash purchase of property and equipment	$12	$9
Non-cash share based compensation recharge	1	—
Unpaid offering costs	—	2
Tax sharing agreement with Parent	5	—
Supplemental cash flow information:
Cash received (paid) for income taxes, net of refunds	$(15)	$5

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - GENERAL

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

On October 28, 2022, the initial public offering of Mobileye (the “Mobileye IPO”) was completed and we issued 41,000,000 shares of our Class A common stock, at $21 per share, before underwriting discounts and commissions. Concurrently with the closing of the Mobileye IPO, the Company issued an additional 4,761,905 shares of its Class A common stock to General Atlantic (ME), L.P., a Delaware limited partnership, at $21 per share, pursuant to a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, for gross proceeds of $100 million (the “Concurrent Private Placement”). On November 1, 2022, we closed the sale of an additional 6,150,000 Class A shares pursuant to the exercise of the underwriters’ over-allotment option.

The Mobileye IPO generated proceeds to the Company of approximately $1.0 billion, including the proceeds from the underwriters exercise of their option and the Concurrent Private Placement, net of underwriting discounts and commissions in the amount of $41 million and offering costs in the amount of $18 million.

Prior to the completion of the Mobileye IPO, we were a wholly-owned business of Intel Corporation. Upon the closing of the Mobileye IPO (after giving effect to the exercise of the underwriters’ over-allotment option), Intel continues to directly or indirectly hold all of the Class B common stock of Mobileye, which represents approximately 99.3% of the voting power of our common stock. Upon completion of the Mobileye IPO, we completed the legal entity reorganization (“Reorganization”) of the operations comprising the Mobileye Group business so that they are all under the single parent entity, Mobileye Global Inc., and the filing and effectiveness of our amended and restated certificate of incorporation. The Reorganization was accomplished through a series of transactions and agreements with Intel, including the legal purchase of 100% of the issued and outstanding equity interests of the Moovit entities from Intel.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information.

We have a 52- or 53-week fiscal year that ends on the last Saturday in December. Fiscal year 2022 was a 53-week fiscal year; fiscal year 2023 is a 52-week fiscal year. The additional week in fiscal year 2022 was added in the first quarter, which consisted of 14 weeks.

The results of operations for the three months ended April 1, 2023 shown in this report are not necessarily indicative of the results to be expected for the full year ending 2023. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2022.

The financial statements and accompanying notes that include periods ending or as of dates prior to the completion of the Mobileye IPO have been derived from the consolidated financial statements and accounting records of Intel and are presented as if the Company had been operating as a stand-alone company. The assets, liabilities, revenue, and expenses directly attributable to the Company’s operations, including the acquired goodwill and intangible assets, have been reflected in these condensed consolidated financial statements on a historical cost basis, as included in the consolidated financial statements of Intel.

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

Following the completion of the Mobileye IPO, the condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

There have been no material changes in our significant accounting policies as described in our consolidated financial statements for the fiscal year ended December 31, 2022. For further detail, see Note 2 in the audited consolidated financial statements for the fiscal year ended December 31, 2022.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts and events reported and disclosed in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions and factors, including the current economic environment, that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

On an on-going basis, management evaluates its estimates, judgments, and assumptions. The most significant estimates and assumptions relate to useful lives of intangible assets, impairment assessment of goodwill and income taxes.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Cash, cash equivalents and restricted cash

The following is a reconciliation of the cash, cash equivalents and restricted cash as of each period end:

	As of
U.S. dollars in millions	April 1, 2023	December 31, 2022
Cash	$101	$188
Short term deposits	105	285
Money market funds	955	551
Restricted cash (within other current and other long-term assets)	12	11
Cash, cash equivalents and restricted cash	$1,173	$1,035

Fair value measurement

The Company measures its investment in short term deposits classified as cash equivalents at fair value on a recurring basis. The carrying value of short term deposits classified as cash equivalents approximates their fair value due to the short maturity of these items.

The Company’s investment in money market funds is measured at fair value and consists of financial assets for which quoted prices are available in an active market. Interest income related to money market funds for the three months ended April 1, 2023, amounted to $8 million.

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

Participation in expenses for research and development projects are recognized on the basis of the costs incurred and are netted against research and development expenses in the condensed consolidated statements of operations and comprehensive income (loss). Research and development reimbursements of $17 million and $14 million were offset against research and development costs in the three months ended April 1, 2023 and April 2, 2022, respectively.

Derivatives and hedging

Beginning in 2021, as part of Intel’s corporate hedging program, Intel hedges forecasted cash flows denominated in Israeli Shekels (“ILS”) related to the Company. ILS is the largest operating expense currency of the Company. Intel combines all of its ILS exposures, and as part of Intel’s hedging program enters into hedging contracts to hedge Intel’s combined ILS exposure. Derivative gains and losses attributed to these condensed consolidated financial statements are recorded under accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects the statement of operations.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the fourth quarter of 2022, the Company de-designated its remaining cash flow hedges for forecasted operating expenses denominated in ILS. As the hedged transactions and cash flows related to the outstanding instruments were expected to occur as originally forecasted, the associated gains and losses deferred in accumulated other comprehensive income (loss) on the Company’s consolidated balance sheet were reclassified into earnings in the same period or periods during which the originally hedged transactions affect earnings. Any subsequent changes in the fair value of the outstanding derivative instruments after the de-designation and termination of hedge accounting were immediately reflected in operating expenses. As of April 1, 2023, there are no outstanding hedging instruments and all of the related accumulated other comprehensive income (loss) was reclassified into the statement of operations and comprehensive income (loss).

The notional amount and fair value of derivatives outstanding at Intel on behalf of Mobileye were:

	As of
U.S. dollars in millions	April 1, 2023	December 31, 2022
Notional amount of derivatives	$—	$93
Fair value of derivatives receivable from (payable to) Intel	$—	$(9)

The change in accumulated other comprehensive income (loss) relating to gains (losses) on derivatives used for hedging was as follows:

	Three Months Ended
U.S. dollars in millions	April 1, 2023	April 2, 2022
Other comprehensive income (loss) before reclassifications	$—	$(1)
Amounts reclassified out of accumulated other comprehensive income (loss)	10	(2)
Tax effects	(1)	—
Other comprehensive income (loss), net	$9	$(3)

Income Tax

The provision for income tax consists of income taxes in the various jurisdictions where the Company is subject to taxation, primarily the United States and Israel. For interim periods, the Company recognizes an income tax benefit (provision) based on the estimated annual effective tax rate, calculated on a worldwide consolidated basis, expected for the entire year. The Company applies this rate to the year-to-date pre-tax income. The overall effective tax rate is influenced by valuation allowances on tax assets for which no benefit can be recognized due to the Company’s recent history of pretax losses sustained. Tax jurisdictions with forecasted pretax losses for the year for which no benefit can be recognized are excluded from the calculation of the worldwide estimated annual effective tax rate, and any associated tax expense or benefit for those jurisdictions is recorded separately.

During the periods presented in the consolidated financial statements, certain components of the Company’s business operations were included in the consolidated U.S. domestic income tax return filed by the Company’s Parent. The Company also files various foreign income tax returns on a separate basis, distinct from its Parent. The income tax provision included in the Company’s condensed consolidated financial statements has been calculated using the separate return method, as if the Company had filed its own tax returns.

The Company has entered into a Tax Sharing Agreement with its Parent that establishes the amount of cash payable for the Company’s share of the tax liability owed on consolidated tax return filings with its Parent. Any differences between taxes payable to the Company’s Parent under the Tax Sharing Agreement and the current tax provision computed on a separate return basis, is reflected as adjustments to additional paid-in capital in the condensed consolidated statement of changes in equity and financing activities within the condensed consolidated statement of cash flows.

The Company reflects tax loss and tax credit carry-forward attributes under the separate return method approach. Such tax attributes may not be benefited in the same period as the Company’s Parent on a consolidated tax return.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Loss contingencies

Management believes that there are no current matters that would have a material effect on the Company’s condensed consolidated balance sheets, statements of operations or cash flows. Legal fees are expensed as incurred.

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, which include short-term deposits and money market funds, and also trade accounts receivable.

The majority of the Company’s cash and cash equivalents are invested in banks domiciled in the U.S. and Europe, as well as in Israel. Generally, these cash equivalents may be redeemed upon demand. Short term bank deposits are held in the aforementioned banks. The money market funds consist of institutional investors money market funds and are readily redeemable to cash. Accordingly, management believes that these bank deposits and money market funds, have minimal credit risk.

The Company’s accounts receivables are derived primarily from sales to Tier 1 suppliers to the automotive manufacturing industry located mainly in the U.S., Europe, and China. Concentration of credit risk with respect to accounts receivables is mitigated by credit limits, ongoing credit evaluation, and account monitoring procedures. Credit is granted based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Trade accounts receivable are typically due from customers within 30 to 60 days. The Company performs ongoing credit evaluations of its customers and has not experienced any material losses in the periods presented. The Company establishes credit losses for accounts receivable by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history from such customers, and the customers’ current ability to pay its obligation to the Company. As of April 1, 2023 and December 31, 2022, the credit losses for accounts receivable were not material. The Company writes off accounts receivable when they are deemed uncollectible. For the three months ended April 1, 2023 and April 2, 2022, the charge-offs and recoveries in relation to the credit losses accounts were not material.

Customer concentration risk

The Company’s business, results of operations, and financial condition for the foreseeable future will likely continue to depend on sales to a relatively small number of customers. In the future, these customers may decide not to purchase the Company’s products, may purchase fewer products than in previous years, or may alter their purchasing patterns. Further, the amount of revenue attributable to any single customer or customer concentration generally may fluctuate in any given period. In addition, a decline in the production levels of one or more of the Company’s major customers, particularly with respect to vehicle models for which the Company is a significant supplier, could reduce revenue. The loss of one or more key customers, a reduction in sales to any key customer or the Company’s inability to attract new significant customers could negatively impact revenue and adversely affect the Company’s business, results of operations, and financial condition. See Note 9 related to customers that accounted for more than 10% of the Company’s total revenue and more than 10% of the total accounts receivable balance for each of the periods presented in these condensed consolidated financial statements.

Dependence on a single supplier risk

The Company purchases all its System on Chip (“EyeQ® SoC”) from a single supplier. Any issues that occur and persist in connection with the manufacture, delivery, quality, or cost of the assembly and testing of inventory could have a material adverse effect on the Company’s business, results of operations and financial condition. See below regarding a shortage in EyeQ® SoC that the Company has been experiencing during 2022 and may experience during 2023, including in components of our other products.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Supply chain risk

During the fiscal year ended December 31, 2022, due to global supply chain constraints and shortage of semiconductors, the Company’s sole supplier was not able to meet demand of the Company for EyeQ® SoCs, causing a significant reduction in the Company’s inventory levels. We may continue to experience a shortfall of EyeQ® SoCs and may experience a shortfall in components of our other products, which has already caused certain delays and may continue to cause further delays in our ability to fulfil customers’ orders. Continued shortages and supply chain constraints in EyeQ® SoCs and in components of our other products, may impair the Company’s ability to meet its customers’ requirements in a timely manner and may adversely affect the Company’s business, results of operations and financial condition. Moreover, to the extent that the global semiconductor shortage results in reduced production or production delays by automakers, those delays could result in reduced or delayed demand for the Company products. In addition, issues relating to the COVID-19 pandemic have led to port congestion and intermittent supplier shutdowns and delays in the delivery of critical components, resulting in additional expenses to expedite delivery of critical parts. Sustaining the Company’s production trajectory will require the readiness and solvency of its suppliers and vendors, a stable and motivated production workforce and ongoing government cooperation, including for travel and visa allowances, which many governments have restricted in connection with efforts to address the COVID-19 pandemic. Although we cannot fully predict the length and the severity of the impact these pressures will have on a long-term basis, we do not anticipate that our current supply chain constraints would materially adversely affect our results of operations, capital resources, sales, profits, and liquidity.

NOTE 3 - OTHER FINANCIAL STATEMENT DETAILS

Inventories:

	As of
U.S. dollars in millions	April 1, 2023	December 31, 2022
Raw materials	$43	$41
Finished goods	130	72
	$173	$113

Inventory write-downs and write-offs were not material for the periods presented in these condensed consolidated financial statements.

Property and equipment, net:

	As of
U.S. dollars in millions	April 1, 2023	December 31, 2022
Computers, electronic equipment and software	$132	$124
Vehicles	14	13
Office furniture and equipment	3	4
Leasehold improvements	33	22
Construction in process	307	302
Total property and equipment, gross	$489	$465
Less: accumulated depreciation	(88)	(81)
Total property and equipment, net	$401	$384

Depreciation expenses totaled $7 million and $5 million for the three months ended April 1, 2023 and April 2, 2022, respectively.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 - EQUITY

A.Share-based compensation plans

Mobileye Plan

Following the Mobileye IPO in October 2022, the Company’s employees are incentivized and rewarded through the grant of the Company’s equity awards under the Mobileye Global Inc. 2022 Equity Incentive Plan (“the 2022 Plan”), which are granted for Class A shares and vest upon the satisfaction of a service-based vesting condition, mostly over service periods of three years.

Restricted Stock Units

The RSUs activity for the three months ended April 1, 2023 for RSUs granted to Company’s employees under the 2022 Plan was as follows:

		Weighted average grant
	Number of RSUs	date fair value
	In thousands	U.S. dollars
Outstanding as of December 31, 2022	12,564	$21
Granted	253	38.6
Vested	*	—
Forfeited	(59)	22.5
Outstanding as of April 1, 2023	$12,758	21.3

* Less than 1000

As of April 1, 2023, the unrecognized compensation cost related to all unvested RSUs granted under the 2022 Plan, was $180 million, which is expected to be recognized as expense over a weighted-average period of 1.5 years.

Intel Plan

Prior to the Mobileye IPO, since 2017, employees of the Company had been incentivized and rewarded through the grant of Intel equity awards under Intel’s equity incentive plan which contains only a service condition. The equity awards granted generally vest over the course of three years from the grant date.

Options

Outstanding and exercisable options for Intel’s common stock under Intel’s plan as of April 1, 2023 were as follows:

	Outstanding			Exercisable
		Weighted average
	Number of	remaining	Weighted average	Number of	Weighted average
Exercise price	options	contractual life	exercise price	options	exercise price
U.S. dollars	In thousands	In years	U.S. dollars	In thousands	U.S. dollars
$ 4.0 - 21.6	63	2.8	$6.9	52	$4.0
$ 22.4 - 26.9	2,135	0.4	26.8	2,135	26.8
$55.2	68	6.0	55.2	68	55.2
Total	2,266	0.6	$27.1	2,255	$27.1

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The options activity for the three months ended April 1, 2023 for options granted to the Company’s employees for Intel’s common stock was as follows:

			Weighted
		Weighted average	average
		remaining	exercise	Aggregated
	Number of options	contractual Life	price	intrinsic value(1)
	In thousands	In years	U.S. dollars	U.S. dollars in millions
Options outstanding as of December 31, 2022	2,270	0.8	$27.1	$1
Exercised	(4)	—	20.2	—
Options outstanding as of April 1, 2023	2,266	0.6	$27.1	$14
Options exercisable as of April 1, 2023	2,255	0.6	$27.1	$14
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of Intel’s ordinary shares. On April 1, 2023, the share price was $32.7. This represents the potential pre-tax amount receivable by the option holders had all option holders exercised their options as of such date.
(2)The remaining options expected to vest as of April 1, 2023 are 10.5 thousand options with an average weighted exercise price of $21.6.

RSUs

The RSUs activity for the three months ended April 1, 2023 for RSUs granted to the Company’s employees for Intel’s common stock was as follows:

		Weighted average
	Number of RSUs	grant date fair value
	In thousands	U.S. dollars
Outstanding as of December 31, 2022	5,692	$44.8
Vested	(140)	49.6
Forfeited	(93)	46.6
Outstanding as of April 1, 2023	5,459	$44.6

Unrecognized expenses

As of April 1, 2023, the unrecognized compensation cost related to stock options and RSUs granted under the Intel 2006 Plan was $165 million, which will be recognized over a weighted average period of 0.9 years.

Share-based compensation expense summary (for both Mobileye and Intel Plans)

Share-based compensation expenses included in the condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three months ended
U.S. dollars in millions	April 1, 2023	April 2, 2022
Cost of revenue	$1	$—
Research and development, net	60	37
Sales and marketing	2	1
General and administrative	9	2
Total share-based compensation	$72	$40

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 -  EARNINGS (LOSS) PER SHARE

Before the Mobileye IPO, Intel held directly or indirectly the 100 shares of common stock of Mobileye, with a par value of $0.01 per share, that were issued and outstanding. Immediately prior to the Mobileye IPO, those 100 shares of common stock held by Intel were reclassified into 100 shares of Class B common stock with a par value of $0.01 per share. Concurrently, we issued to Intel an additional 749,999,900 shares of our Class B common stock pursuant to an agreement with Intel. Accordingly, as of the completion of the Mobileye IPO, we have 750,000,000 Class B shares, all held by Intel. Per ASC 260-10-55-12, this share amount is being retroactively utilized for the calculation of basic and diluted earnings (loss) per share (“EPS”) for all periods presented.

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

For the three months ended April 1, 2023, the computation of diluted earnings (loss) per share attributable to common stockholders does not include 7.1 million potential common shares, based on treasury stock method, related to restricted stock units granted under the 2022 Plan to the Company’s employees, as the effect of their inclusion would have been anti-dilutive.

The following table summarizes the calculation of basic earnings (loss) per share for the periods presented:

	Three months ended
	April 1,	April 2,
In millions, except per share amounts	2023	2022
Numerator:
Net income (loss)	$(79)	$(60)
Denominator:
Weighted average common shares - basic and diluted	802	750
Earnings (loss) per share:
Basic and diluted	$(0.10)	$(0.08)

NOTE 6 - INCOME TAXES

The Company’s quarterly benefit (provision) for income taxes and the estimates of its annual effective tax rate, are subject to fluctuation due to several factors, principally including variability in overall pre-tax income and the mix of tax paying components to which such income relates.

The income tax provision included in these condensed consolidated financial statements has been calculated using the separate return method, as if the Company had filed its own tax returns. Net operating losses generated by the Company that have been utilized as part of the Parent’s consolidated income tax return filings but have not been utilized by the Company under the separate return method approach, have been reflected in these condensed consolidated financial statements because the Company will recognize a benefit for the separate return method net operating losses when determined to be realizable, whether as a deduction against current taxable income in future periods or upon recognition of associated deferred tax assets based on valuation allowance assessments.

Any differences between taxes currently payable to the Company’s Parent under the Tax Sharing Agreement and the current tax provision computed on a separate return basis, is reflected as adjustments to additional paid-in capital (see also Note 2). The adjustment to additional paid-in capital for the three months ended April 1, 2023 was an aggregate decrease of $5 million because amounts payable under the Tax Sharing Agreement in respect of the three-month period exceeded amounts calculated under the separate return method.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The tax expense for the three months ended April 1, 2023 and April 2, 2022, was unfavorably impacted by a valuation allowance for certain jurisdictions. A withholding tax expense of $14 million related to a dividend distribution between entities within the Mobileye Group was recorded in the three months ended April 2, 2022. As the Company has jurisdictions that have sustained recent losses based on the separate return method, a valuation allowance is required for deferred tax assets for which no benefit can be currently realized.

NOTE 7 - RELATED PARTIES TRANSACTIONS

The Company has entered into a series of related party arrangements with Intel. For further description of the arrangements refer to Note 9 of the notes to the consolidated financial statements for the year ended December 31, 2022.

Stock Compensation Recharge Agreement

The Company entered into a stock compensation recharge agreement with Intel, which requires the Company to reimburse Intel for certain amounts relating to the value of share-based compensation provided to the Company’s employees for RSUs or stock options exercisable in Intel stock. The liability associated with the stock compensation recharge agreement that is reflected on the condensed consolidated balance sheets, under related party payable was approximately $1 million and $1 million as of April 1, 2023 and December 31, 2022, respectively. The reimbursement amounts recorded as an adjustment to additional paid-in capital (and to parent net investment prior to the Mobileye IPO) in the condensed consolidated statement of changes in equity were $4 million and $29 million for the three months ended April 1, 2023 and April 2, 2022, respectively.

Lease agreements

Under lease agreements with Intel, the Company leases office space in Intel’s buildings. The costs are included in the condensed consolidated statements of operations and comprehensive income (loss) primarily on a specific and direct attribution basis. The leasing costs for the three months ended April 1, 2023 and April 2, 2022, were $1.3 million and $0.4 million, respectively.

Other services to a related party

The Company reimbursed its Chief Executive Officer for reasonable travel related expenses incurred while conducting business on behalf of the Company. Travel related reimbursements totaled $0.7 million and zero for three months ended April 1, 2023 and April 2, 2022, respectively.

Administrative Services Agreement

Under the Administrative Services Agreement, effective as of the completion of the Mobileye IPO, Intel provides the Company with administrative, financial, legal, tax, and other services. The Company pays fees to Intel for the services rendered based on pricing per service agreed between the Company and Intel.

The costs incurred under this agreement for the three months ended April 1, 2023 were $0.4 million.

Technology and Services Agreement

The Technology and Services Agreement, effective as of the completion of the Mobileye IPO, provides a framework for the collaboration on technology projects and services between the Company and Intel (“Technology Projects”), and sets out the licenses granted by each party to its respective technology for the conduct of the Technology Projects, provisions relating to the ownership of certain existing technology, the allocation of rights in any new technology created in the course of the Technology Projects, and certain provisions applicable to the development of a certain radar product of the Company. The Technology and Services Agreement does not apply to projects for the development and manufacture of a Lidar sensor system for automobiles, for which the LiDAR Product Collaboration Agreement applies. Pursuant to the Technology and Services Agreement, the Company and Intel will agree to statements of work with additional terms for Technology Projects.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The amount incurred under this agreement for the three months ended April 1, 2023 was $1 million.

LiDAR Product Collaboration Agreement

The LiDAR Product Collaboration Agreement, effective as of the completion of the Mobileye IPO, provides the terms that will apply to the Company’s collaboration with Intel for the development and manufacture of a Lidar sensor system for ADAS and AV in automobiles (“LiDAR Projects”). On some of the LiDAR programs joint funding will apply between Intel and Mobileye until the end of 2027 whereby Mobileye will bear its own Lidar sensor system development costs up to the first $40 million per year and Intel will bear up to $20 million per year of Mobileye’s Lidar sensor system development costs that are greater than $40 million per year.

The LiDAR Product Collaboration Agreement further provides that Intel will manufacture certain components for the Company to market and sell as part of a FMCW (frequency-modulated continuous wave) Lidar sensor system solely for external environment sensing for ADAS and AV in automobiles. The price for the components Intel will manufacture for the Company will be based on a cost-plus model. In addition, the agreement also includes a profit-sharing model under which Mobileye will pay Intel a share of the gross profit for each LiDAR sensor system or components thereof, based on Intel technology, sold by Mobileye.

There were no amounts received or receivable from Intel under this agreement for the three months ended April 1, 2023.

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

As of April 1, 2023 and December 31, 2022, the related party payable to Intel, pursuant to the Tax Sharing Agreement, was $39 million and $34 million, respectively.

NOTE 8 - IDENTIFIED INTANGIBLE ASSETS

	As of
U.S. dollars in millions	April 1, 2023			December 31, 2022
		Accumulated			Accumulated
	Gross Assets	Amortization	Net	Gross Assets	Amortization	Net
Developed technology	$3,973	$1,986	$1,987	$3,973	$1,870	$2,103
Customer relationships & brands	786	379	407	786	362	424
Total	$4,759	$2,365	$2,394	$4,759	$2,232	$2,527

The following table presents the amortization expenses recorded for these identified intangible assets and their weighted average useful lives:

	Three months ended
			Weighted
	April 1,	April 2,	Average
U.S. dollars in millions	2023	2022	Useful Life
Developed technology	$116	$125	10
Customer relationships & brands	17	24	12
Total amortization expenses	$133	$149

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company expects future amortization expenses for the next five years and thereafter to be as follows:

U.S. dollars in millions	Remainder of 2023	2024	2025	2026	2027	Thereafter	Total
Future amortization expenses	$341	$445	$443	$332	$179	$654	$2,394

NOTE 9 - SEGMENT INFORMATION

An operating segment is defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the Chief Operating Decision Maker (“CODM”), or decision-making group, to evaluate performance and make operating decisions. The Company has identified its CODM as the Chief Executive Officer (“CEO”).

The Company’s organizational structure and management reporting supports two operating segments: Mobileye and Moovit. The CODM evaluates performance, makes operating decisions and allocates resources based on the financial data of these operating segments. Operating segments do not record inter-segment revenue.

Mobileye is the Company’s only reportable operating segment and Moovit is presented within “Other” as per ASC 280, Segment Reporting. Segment performance is the operating income reported excluding the amortization of acquisition-related intangible assets. The measure of assets has not been disclosed for each segment as it is not regularly reviewed by the CODM.

The accounting policies of the individual segments are the same as those described in the summary of significant accounting policies in Note 2 to the audited consolidated financial statements for the fiscal year ended December 31, 2022.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following are segment results for each period as follows:

	Three months ended April 1, 2023
			Amounts not
			allocated to
U.S. dollars in millions	Mobileye	Other	segments	Consolidated
Revenues	$450	$8	$—	$458
Cost of revenues	134	1	116	251
Research and development, net	224	11	—	235
Sales and marketing	13	3	17	33
General and administrative	17	3	—	20
Segment performance	$62	$(10)	$(133)	$(81)
Other financial income (expense), net				8
Loss before taxes on income				(73)
Share-based compensation	66	6	—	72
Depreciation of property and equipment	7	—	—	7

	Three months ended April 2, 2022
			Amounts not
			allocated to
U.S. dollars in millions	Mobileye	Other	segments	Consolidated
Revenues	$389	$5	$—	$394
Cost of revenues	92	1	125	218
Research and development, net	169	11	—	180
Sales and marketing	8	3	24	35
General and administrative	4	3	—	7
Segment performance	$116	$(13)	$(149)	$(46)
Interest income (expense) with related party				1
Other financial income (expense), net				1
Loss before taxes on income				(44)
Share-based compensation	36	4	—	40
Depreciation of property and equipment	5	—	—	5

Total revenues based on the country that the product was shipped to were as follows:

	Three months ended
	April 1,	April 2,
U.S. dollars in millions	2023	2022
China	159	91
Germany	83	25
USA	80	120
South Korea	40	26
United Kingdom	31	69
Poland	22	22
Czech Republic	16	—
Hungary	9	21
Rest of World	18	20
Total	$458	$394

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

We generate the majority of our revenue from the sale of our EyeQ® SoCs to OEMs through sales to Tier 1 automotive suppliers. EyeQ® SoC sales represented approximately 88% and 92% of our revenue for each of the three months ended April 1, 2023 and April 2, 2022, respectively.

Major Customers

Revenue from major customers that amount to 10% or more of total revenue:

	Three months ended
	April 1,	April 2,
	2023	2022
Percent of total revenues:
Customer A	24%	51%
Customer B	30%	*
Customer C	12%	17%

*Less than 10%

Accounts receivable balances of major customers that amount to 10% or more of total accounts receivable balance:

	As of
	April 1,	December 31,
	2023	2022
Percent of total accounts receivables balance:
Customer A	23%	32%
Customer B	21%	19%
Customer C	22%	25%

*Less than 10%

NOTE 10 - SUBSEQUENT EVENTS

In April 2023, the Company’s compensation committee approved the issuance of restricted stock units to be issued under our 2022 Equity Incentive Plan. The total aggregate fair value of RSUs granted was $15.2 million, which consisted of 403 thousand RSUs, which will vest over a service period of three years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” included elsewhere in this report for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

As of April 1, 2023, our solutions had been installed in approximately 800 vehicle models (including local country, year, and other vehicle model variations), and our System-on-Chips (“SoCs”) had been deployed in over 140 million vehicles. We are actively working with more than 50 Original Equipment Manufacturers (“OEMs”) worldwide on the implementation of our ADAS solutions. In the three months ended April 1, 2023, we shipped approximately 8.1 million of our systems, the substantial majority of which were EyeQ® SoCs. This represents an increase from the approximately 7.4 million of our systems that we shipped in the first three months of 2022.

We were founded in Israel in 1999. Our co-founder, Professor Amnon Shashua, is our President and Chief Executive Officer. In 2014, we completed an initial public offering as a foreign private issuer and traded under the symbol “MBLY” on the New York Stock Exchange. Intel acquired Mobileye for $15.3 billion in 2017, after which we became a wholly-owned subsidiary of Intel. We completed the Reorganization (as defined below) and the Mobileye IPO in October 2022.

Reorganization and Initial Public Offering

In October 2022, Intel completed the internal reorganization and design of our new public entity (the “Reorganization”) for purposes of the Mobileye IPO. The registration statement related to the Mobileye IPO was declared effective on October 25, 2022, and our Class A common stock began trading on The Nasdaq Global Select Market under the ticker symbol “MBLY” on October 26, 2022. Prior to the completion of the Mobileye IPO, we were a wholly-owned business of Intel. On November 1, 2022, we closed the sale of additional shares pursuant to the exercise of the underwriters’ the over-allotment option. Upon the closing of the Mobileye IPO (after giving effect to the exercise of the over-allotment option), Intel continues to directly or indirectly hold all of the Class B common stock of Mobileye, which represents approximately 99.3% of the voting power of our common stock.

For further information and descriptions of the transactions in the Reorganization related to the Mobileye IPO, see Note 1 of the notes to the Consolidated Financial Statements in Part II, Item 8 of the 2022 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2023 (the “2022 Form 10-K”), and the section entitled “Certain Relationships and Related Party Transactions” in the Company’s Definitive Proxy Statement on Schedule 14A, as filed with the SEC on April 28, 2023.

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

We partner with STMicroelectronics, a leading supplier and innovator of semiconductor devices for automotive applications, in manufacturing, design, and research and development. We have co-developed six generations of our automotive grade SOC, EyeQ®, with STMicroelectronics, including EyeQ®5 and EyeQ®6. We have also established a relationship with Quanta Computer to develop and assemble our ECUs, including the design for our Mobileye SuperVision™, which includes our EyeQ®5 SoCs manufactured by STMicroelectronics.

Our close partnership with Intel exists on multiple fronts. As a result of our relationship with Intel, we have access to unique and differentiating technologies such as proprietary silicon photonics fabrication technologies, which we may leverage for the early development of our FMCW lidar, which has the potential to replace alternative third-party lidar sensors to further enhance the performance of our sensor suite. We may also license certain technologies from Intel that support design and development of our software-defined radar, including Intel’s mmWave technologies. Additionally, we intend to explore a collaboration with Intel on a technology platform to integrate our EyeQ® SoC with Intel’s market leading central compute capability, with plans to utilize Intel Foundry Services’ advanced packaging capabilities. This potential platform is intended to enable functions essential to safety, entertainment, and cloud connectivity. Intel’s strength in government affairs and policy development around the world and will continue to be of significant value to us as we collaborate with regulators who are preparing frameworks to enable commercial deployment of AVs.

Key Factors Affecting Our Performance

We believe there are several important factors that have affected and that we expect to continue to affect our results of operations:

Global demand for automotive vehicles. Our business performance is related to global automotive sales and automotive vehicle production by our OEM customers. Economic conditions in North America, Europe and Asia can have a large impact on the production volume of new vehicles, and, accordingly, have an impact on our revenue. Our OEM customers’ production can vary from period to period due to global demand, market conditions and competitive conditions, as well as other factors, including the effects of the COVID-19 pandemic. While the automotive industry is showing recovery from the COVID-19 pandemic, with approximately 6% growth in global vehicle production year over year in 2022, production in 2022 was still approximately 8% below the 2019 level. Moreover, automakers continue to face supply chain shortages, and we expect that global vehicle production will not fully recover to pre-COVID-19 pandemic levels from the impact of supply chain constraints in 2022 and 2023. Furthermore, current uncertain economic conditions and inflation may contribute to a reduction in consumer demand, which may reduce vehicle production over at least the next several quarters. For example, in the three months ended April 1, 2023, the Chinese electric vehicle market was negatively impacted by price reductions by a global electric vehicle OEM, reduction in government electric vehicle subsidies, and general economic weakness in the country. Our current primary customer for SuperVisionTM reduced orders for this product as a result. In addition, in prior periods, certain Tier 1 customers increased their orders for components and parts, including our solutions, to counteract the impact of supply chain shortages for auto parts, and we expect these Tier 1 customers will utilize accrued inventory on hand before placing new orders to meet the demand of OEMs in current or future periods. As a result, some demand for our solutions and the corresponding revenue from these customers were shifted to earlier time periods than otherwise would have occurred absent a general supply chain shortage and inflationary environment. We cannot predict when the impact of these factors on global vehicle production will substantially diminish. However, ADAS volumes have grown faster in recent years than the overall automotive market as ADAS penetration rates have increased, and we believe that we will continue to benefit from that trend. Our revenue of $458 million in the three months ended April 1, 2023 was up 16% year-over-year, outperforming the increase of global automotive production. However, we believe that the expected continued constraint on global automotive production resulting from supply chain shortages and the effects of economic uncertainty will limit our ability to increase our revenue. We expect to continue to capitalize on our strong and collaborative relationships with OEMs and Tier 1s to expand our presence in key markets and capture the long-term growth opportunities in those markets.

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

The cost of input materials and manufacturing costs are significant factors affecting our gross margin. Material costs are affected by a variety of factors, including the availability of sufficient supply to meet market demand. For example, in late 2021, semiconductor fabrication costs increased as a result of a global supply shortage that began in 2020 and is continuing. We are currently experiencing increases in input costs as a result of supply chain shortages, including the global semiconductor shortage, and inflationary pressures. While we seek to increase our ASPs to reflect these cost increases, we anticipate that our gross margin will decrease, at least in the short term, as a result of these cost increases. Our gross margin has been and may continue to be affected by our ability to offset these and any future cost increases through realizing pricing increases on our solutions and achieving decreases in other production costs. We work closely with STMicroelectronics and Quanta Computer on a continuous basis to manage material costs, increase yields and improve manufacturing, assembly, and test costs.

Supply and manufacturing capacity. Our solutions are dependent on the global semiconductor supply chain. The continued and timely supply of input materials, the availability of manufacturing capacity, and packaging and testing services at reasonable prices impact our ability to meet customer demand. Supply chain disruptions, shortages of raw material, such as wafers and substrates, and manufacturing limitations as a result of COVID-19 or other factors could limit our ability to meet customer demand and result in delayed, reduced, or canceled orders. The semiconductor industry is experiencing widespread shortages of substrates and other components and available foundry manufacturing capacity, and we anticipate that such shortages will continue. During 2022, STMicroelectronics, our sole supplier of EyeQ® SoCs, was not able to meet our demand for EyeQ® SoCs, causing a significant reduction in our inventory level, and we may continue to experience a shortfall of chips throughout 2023. We entered 2022 with significantly lower inventories of our EyeQ® SoCs as a result of the limited supply during 2021, and, due to continuing supply chain constraints, we may continue to operate with minimal or no inventory of EyeQ® SoCs on hand. As a result, we are substantially reliant on timely shipments of EyeQ® SoCs from STMicroelectronics and ECUs from Quanta Computer (or other suppliers) to fulfill customer orders and are unable to offset future supply constraints through the use of inventory on hand. The limited supply of EyeQ® SoCs has already led to rescheduling deliveries to our customers on certain occasions and may continue to cause delays in our ability to fulfill our customers’ orders as scheduled. Our results of operations in the three months ended April 1, 2023 have not been impacted by the shortfall of chips. Our reliance on single or limited suppliers and vendors for certain components, equipment, and services and the aforementioned shortages of substrates and other components have led to increased supply chain risks and continue to stress our ability to meet the supply demands of our customers. To mitigate these supply chain constraints, management is monitoring inventory levels on an ongoing basis. Although we cannot fully predict the length and the severity of the impact these pressures will have on a long-term basis, we do not anticipate that our current supply chain constraints would materially adversely affect our results of operations, capital resources, sales, profits, and liquidity on a long-term basis.

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

EyeQ® SoC sales represented approximately 88% and 92% of our revenue for the three months ended April 1, 2023 and April 2, 2022. Sales of our SuperVision™ product represented the majority of the remainder of our revenue for the three months ended April 1, 2023 and approximately half of the remainder of our revenue for the three months ended April 2, 2022. Revenue from the sale of our EyeQ® products and SuperVision™ products is recognized at the time of product shipment from our facilities, as determined by the agreed-upon shipping terms. Our sales to any single Tier 1 automotive supplier typically cover more than one OEM and more than one production program from any OEM.

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

Interest Income (Expense) with related party, net and Other Financial Income (Expense), net

On April 21, 2022, we and Intel entered into a loan agreement whereby we distributed to Intel the Dividend Note in an aggregate principal amount of $3.5 billion (the “Dividend Note”). The Dividend Note accrued interest at a rate equal to 1.26% per annum. In November 2022, we used approximately $0.9 billion out of the net proceeds of the Mobileye IPO to repay a portion of the indebtedness under the Dividend Note and Intel contributed to Mobileye the remaining portion of the Dividend Note (plus related accrued interest) such that no amounts under the Dividend Note remain owed by us to Intel.

In the three months ended April 1, 2023 we had no interest income (expense) with related party since the outstanding balance of both the Dividend Note and a loan to Intel was zero as of December 31, 2022. In the three months ended April 2, 2022, we generated interest income of $1 million on a loan to Intel which was fully repaid by Intel to us in December 2022.

Other financial income (expense), net, consists primarily of income from short term deposits and income related to investment in money market funds, as well as fluctuations in value due to foreign exchange differences between our monetary assets and liabilities denominated in New Israeli Shekels and to a much lesser extent, the Euro, the Chinese Yuan, the Japanese Yen, and other currencies.

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

During the periods presented in our condensed consolidated financial statements, certain components of our business operations were included in the consolidated U.S. domestic and certain foreign income tax returns filed by Intel, where applicable. We also file certain foreign income tax returns on a separate basis, distinct from Intel. The income tax provision included in our condensed consolidated financial statements has been calculated using the separate return method as if we had filed our own tax returns. We present tax loss and tax credit carry-forward amounts that have not been utilized by Intel only to the extent such tax attributes can be claimed as a benefit consistent with our separate income tax return method approach. The use of the separate return method may result in differences between our income tax provision compared to Intel’s consolidated income tax provision.

In 2021, Mobileye’s Israeli operations became taxable in the United States as a branch entity. In 2022, Moovit’s Israeli operations became taxable in the United States as a branch entity. As a result, these operations are taxed both in the United States and Israel. For U.S. tax purposes, there are favorable future tax deductions from which we have not benefited due to a valuation allowance position. If warranted, based on the assessment of verifiable evidence in support of the realization of the deferred tax assets, the valuation allowances may be released, resulting in a tax benefit.

Realization of deferred tax assets is based on our judgment and various factors including reversal of deferred tax liabilities, the ability to generate future taxable income in jurisdictions where such assets have arisen, and potential tax planning strategies. The valuation allowance for the periods presented in our condensed consolidated financial statements primarily related to U.S. branch deferred tax assets not currently expected to be realized given that we have sustained recent losses based on the separate return method.

Certain net operating losses and tax credit carry-forward tax attributes generated by the Company that have been utilized as part of Intel’s consolidated income tax return filings, but have not been utilized by the Company under the separate return method approach, have been reflected in these condensed consolidated financial statements because the Company will recognize a benefit based on the separate return method when determined to be realizable.

Results of Operations

The following table sets forth our results of operations in dollars and as a percentage of revenue for the periods indicated:

	Three months Ended
	April 1,		April 2,
	2023		2022
		% of		% of
U.S. dollars in millions	Amount	Revenue	Amount	Revenue
Revenue	$458	100%	$394	100%
Cost of revenue	251	55%	218	55%
Gross profit	207	45%	176	45%
Operating expenses:
Research and development, net	235	51%	180	46%
Sales and marketing	33	7%	35	9%
General and administrative	20	4%	7	2%
Total operating expenses	288	63%	222	56%
Operating income (loss)	$(81)	(18)%	$(46)	(12)%
Interest Income (expense) with related party, net and Other Financial Income (expense), net	8	2%	2	1%
Income (loss) before income taxes	(73)	(16)%	(44)	(11)%
Benefit (provision) for income taxes	(6)	(1)%	(16)	(4)%
Net income (loss)	$(79)	(17)%	$(60)	(15)%

(1)	Includes amortization of acquired intangible assets, as follows:

	Three months Ended
	April 1,	April 2,
U.S. dollars in millions	2023	2022
Cost of revenue	$116	$125
Sales and marketing	17	24
Total amortization of acquired intangible assets	$133	$149

(2)	Includes share-based compensation expense, as follows:

	Three months Ended
	April 1,	April 2,
U.S. dollars in millions	2023	2022
Cost of revenue	$1	$—
Research and development, net	60	37
Sales and marketing	2	1
General and administrative	9	2
Total share-based compensation	$72	$40

Comparison of the Three Months ended April 1, 2023 and April 2, 2022

Revenue

In the three months ended April 1, 2023, revenue increased by $64 million, or 16%, compared to the three months ended April 2, 2022. This increase was primarily driven by an increase of $41 million, or 11%, in EyeQ® SoC revenue, and ramp up in sales of our SuperVision™ product. The increase in revenue is attributable to approximately 10% increase in volume of EyeQ® and SuperVision systems and to approximately 6% increase in Average System Price, which is calculated as the sum of revenue related to EyeQ® and SuperVision systems, divided by the number of systems delivered.

Cost of Revenue

In the three months ended April 1, 2023, our cost of revenue increased by $33 million, or 15%, compared to the three months ended April 2, 2022. This increase was primarily due to an increase of $41 million in manufacturing costs relating primarily to increased sales of our EyeQ® SoC and SuperVision™ systems, as well as to a rise in the cost of our EyeQ® SoCs due to the global semiconductor shortage and inflationary pressures, partially offset by a decrease of $9 million in amortization of intangible assets.

Gross Profit and margin

In the three months ended April 1, 2023, our gross profit increased by $31 million, or 18%, compared to the three months ended April 2, 2022. This increase was mainly driven by the increase in sales of both EyeQ® SoC and SuperVision™ systems.

Our gross margin was 45% in both the three months ended April 1, 2023 and the three months ended April 2, 2022, as the downward impact of the increased cost of our EyeQ® SoCs (which was passed through as a price increase to our customers on a zero-margin basis) was mostly offset by lower impact of the cost attributable to amortization of intangible assets as a percentage of revenue.

Research and Development Expenses, net

Research and development expenses, net, in the three months ended April 1, 2023, increased by $55 million, or 31%, compared to the three months ended April 2, 2022. This increase was primarily due to an increase of $43 million in payroll and related expenses, resulting from an increase in average research and development headcount of 480 employees and an increase in payroll costs, including an increase of $23 million in share-based compensation. The remaining increase is mainly related to occupancy and related expenses associated with the lease of new office space in additional sites.

Sales and Marketing Expenses

Sales and marketing expenses in the three months ended April 1, 2023, decreased by $2 million, or 6%, compared to the three months ended April 2, 2022. This decrease was mainly due to a decrease of $7 million in amortization of customer relationship and brand-related intangible assets, partially offset by an increase of $4 million in advertising and marketing expenses.

General and Administrative Expenses

General and administrative expenses in the three months ended April 1, 2023, increased by $13 million, or 186%, compared to the three months ended April 2, 2022. This increase was mainly due to an increase in payroll and related expenses, including an increase of $7 million in share-based compensation, as well as costs related to being a public company.

Interest Income (expense) with related party, net and Other Financial Income (expense), net

Other financial income (expense), net, in the three months ended April 1, 2023, was $8 million compared to $1 million in the three months ended April 2, 2022. This increase was mainly due to interest earned on investment in money market funds, as well as higher interest earned on short term bank deposits.

In the three months ended April 2, 2022, we generated interest income of $1 million on a loan to Intel which was fully repaid by Intel to us in December 2022.

Benefit (Provision) for Income Tax

In the three months ended April 1, 2023, provision for income tax decreased by $10 million, compared the three months ended April 2, 2022. This decrease was mainly due to a withholding tax expense of $14 million related to a dividend distribution between entities within the Mobileye Group in the three months ended April 2, 2022.

Liquidity and Capital Resources

We believe we have sufficient sources of funding to meet our business requirements and plans for the next 12 months and in the longer term. Cash generated by operations is our primary source of liquidity for funding our strategic business requirements.

Our primary uses of funds have been for funding increases in headcount in our research and development departments and investments attributable to new product development, as well as for funding our capital expenditures. Our capital expenditures have related mainly to the construction of our new sites and campus, data storage and other computer related equipment and were $26 million and $27 million for the three months ended April 1, 2023 and April 2, 2022, respectively.

To fund our cash requirements in the ordinary course of business, we anticipate that we will continue to primarily rely on operating cash flows, supplemented by our total cash and cash equivalents. We expect our total capital expenditures for 2023 to be above our total capital expenditures in 2022, mainly given the expansion to additional facilities required to accommodate our headcount growth, as well as investments in equipment related to the development of our next generation products. The construction of our campus is planned to be completed in 2023, with a remaining cost we estimate to be between $45 million and $55 million. Our future capital requirements will depend on many factors, including our growth rate and the timing and extent of operating expenses.

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

Cash Flows

The following table sets forth certain consolidated statements of cash flow data:

	Three months Ended
U.S. dollars in millions	April 1, 2023	April 2, 2022
Net cash provided by operating activities	$171	$51
Net cash provided by (used in) investing activities	(26)	173
Net cash provided by (used in) financing activities	(3)	(91)
Effect of foreign exchange rate changes on cash and cash equivalents	(4)	—
Increase in cash, cash equivalents and restricted cash	$138	$133

Operating activities

For the three months ended April 1, 2023 compared to the three months ended April 2, 2022, the $120 million increase in cash provided by operating activities was mainly due to the timing of working capital requirements and related payments in prior year period, as well as a decrease in accounts receivable in comparison to an increase in prior year period, partially offset by an increase in inventories.

Investing activities

Net cash used in investing activities in the three months ended April 1, 2023 was $26 million, consisting of capital expenditures.

Net cash provided by investing activities in the three months ended April 2, 2022 was $173 million consisting primarily of a $200 million loan repayment by Intel, to Mobileye partially offset by capital expenditures.

Financing activities

Net cash used in financing activities in the three months ended April 1, 2023 was $3 million, consisting of share-based compensation recharge payments made to Intel.

Net cash used in financing activities in the three months ended April 2, 2022 was $91 million, consisting primarily of $186 million share-based compensation recharge payments made to Intel, partially offset by $102 million of a net contribution from Intel.

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

Severance pay liability decreased from $56 million as of December 31, 2022, to $54 million as of April 1, 2023, reflecting mainly the impact of fluctuations in value due to foreign exchange differences between New Israeli Shekel and USD.

Indebtedness

We have several bank guarantees aggregating approximately $12 million (denominated in New Israeli Shekels) mainly in connection with lease agreements and import of vehicles.

In addition, in connection with the Reorganization and the Mobileye IPO, on April 21, 2022, we distributed to Intel the Dividend Note, in the aggregate principal amount of $3.5 billion. In November 2022, we used approximately $0.9 billion out of the net proceeds from the Mobileye IPO, to repay a portion of indebtedness under the Dividend Note, and Intel contributed to Mobileye the remaining portion of the Dividend Note such that no amounts under the Dividend Note remain owed by us to Intel.

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

Set forth below is the reconciliation of gross profit to Adjusted Gross Profit and the calculations of gross margin and Adjusted Gross Margin:

	Three Months ended
	April 1, 2023		April 2, 2022
$ in millions	Amount	% of Revenue	Amount	% of Revenue
Gross profit and margin	$207	45%	$176	45%
Add: Amortization of acquired intangible assets	116	25%	125	32%
Add: Share-based compensation expense	1	—%	—	—%
Adjusted gross profit and margin	$324	71%	$301	76%

Our Gross Margin (gross profit as a percentage of revenue) and Adjusted Gross Margin (adjusted gross profit as a percentage of revenue) reflect the high value-added nature of our solutions. As we develop and sell full systems that include hardware beyond EyeQ® SoCs, we expect that our Gross Margin and Adjusted Gross Margin will decrease because of the greater hardware content included in our solutions. However, as a result of a higher expected selling price for such systems, we expect our gross profit per unit will increase on a dollar basis.

Our Adjusted Gross Margin decreased from 76% for the three months ended April 2, 2022 to 71% for the three months ended April 1, 2023. The decrease was primarily due to increased cost of our EyeQ® SoCs, due to the global semiconductor shortage and inflationary pressures, which was passed through as a price increase to our customers on a zero-margin basis.

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

Set forth below is the reconciliation of operating income (loss) to Adjusted Operating Income and the calculations of Operating Margin and Adjusted Operating Margin:

	Three months Ended
	April 1, 2023		April 2, 2022
$ in millions	Amount	% of Revenue	Amount	% of Revenue
Operating income (loss) and operating margin	$(81)	(18)%	$(46)	(12)%
Add: Amortization of acquired intangible assets	133	29%	149	38%
Add: Share-based compensation expense	72	16%	40	10%
Adjusted operating income and margin	$124	27%	$143	36%

Our Operating loss increased by $35 million in the three months ended April 1, 2023 compared to the three months ended April 2, 2022, mainly as a result of an increase in share-based compensation expense, as well as an increase in research and development expenses, partially offset by revenue growth and a decrease in amortization expense of acquired intangible assets.

Our Adjusted Operating Income decreased by $19 million in the three months ended April 1, 2023 compared to the three months ended April 2, 2022, primarily due to an increase in research and development expenses, partially offset by revenue growth.

Our Adjusted Operating Margin decreased from 36% for the three months ended April 2, 2022 to 27% for the three months ended April 1, 2023, primarily due to a lower Adjusted Gross Margin, as well as an increase in research and development expenses, mainly attributable to headcount growth, to execute our future product portfolio.

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

Set forth below is the reconciliation of net income (loss) to Adjusted Net Income:

	Three months Ended
	April 1, 2023		April 2, 2022
$ in millions	Amount	% of Revenue	Amount	% of Revenue
Net income (loss)	$(79)	(17)%	$(60)	(15)%
Add: Amortization of acquired intangible assets	133	29%	149	38%
Add: Share-based compensation expense	72	16%	40	10%
Less: Income tax effects	(11)	(2)%	(9)	(2)%
Adjusted net income	$115	25%	$120	30%

Our net loss increased by $19 million in the three months ended April 1, 2023, compared to the three months ended April 2, 2022, mainly as a result of an increase in share-based compensation expense, as well as an increase in research and development expenses, partially offset by revenue growth and a decrease in amortization expense of acquired intangible assets.

Our Adjusted Net Income decreased by $5 million in the three months ended April 1, 2023, compared to the three months ended April 2, 2022, primarily due to a lower Adjusted Gross Margin, as well as an increase in research and development expenses, mainly attributable to headcount growth.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time the estimate was made.

Note 2, “Significant Accounting Policies” of the Notes to the condensed consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and in the Notes to the Consolidated Financial Statements in Part II, Item 8 of the 2022 Form 10-K describe the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. There have been no material changes to the Company’s critical accounting estimates since the 2022 Form 10-K.

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
●tax- and accounting-related expectations; and
●other statements described in this report and under the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” in our 2022 Form 10-K.

The risk factors discussed under the section entitled “Risk Factors” included in our 2022 Form 10-K could cause our results to differ materially from those expressed in the forward-looking statements made in this Quarterly Report on Form 10-Q. There also may be other risks that are currently unknown to us or that we are unable to predict at this time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of foreign currency exchange rates.There were no material changes to the information on market risk disclosure from our 2022 Form 10-K.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended April 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors as disclosed in our 2022 Form 10-K. The risks described in the section entitled “Item 1A. Risk Factors” in our 2022 Form 10-K could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our Class A common stock could decline. These risk factors do not identify all risks that we face. Our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. Refer also to the other information set forth elsewhere herein, including the sections entitled “Forward-Looking Statements”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Condensed Financial Statements and related Notes thereto.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sale of Unregistered Securities

There were no sales of unregistered equity securities during the three months ended April 1, 2023.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

None.

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
101*

The following financial statements from Mobileye Global Inc.’s Quarterly Report on Form 10-Q for the three months ended April 1, 2023, filed with the Securities and Exchange Commission on May 11, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statemetns of Cash Flows and (v) the Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mobileye Global Inc.
Date: May 11, 2023
	By:	/s/ Professor Amnon Shashua
Professor Amnon Shashua
Chief Executive Officer, President and Director (Principal Executive Officer)

	By:	/s/ Anat Heller
Anat Heller
Chief Financial Officer (Principal Financial and Accounting Officer)