Form 10-Q
period 2023-07-01
Mobileye Global Inc.
filed 2023-08-10
CIK 1910139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2023

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

Yes ☐ No ☒

There were 94,162,090 shares of Class A common stock, $0.01 par value, outstanding at July 1, 2023.

MOBILEYE GLOBAL INC.

FORM 10-Q

For the quarterly period ended July 1, 2023

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

We have a 52 or 53-week fiscal year that ends on the last Saturday in December. Fiscal year 2022 was a 53-week fiscal year; fiscal year 2023 is a 52-week fiscal year. The additional week in fiscal year 2022 was added in the first quarter, which consisted of 14 weeks. Certain amounts, percentages, and other figures presented in this report have been subject to rounding adjustments. Accordingly, figures shown as totals, dollars, or percentage amounts of changes may not represent the arithmetic summation or calculation of the figures that precede them.

Part 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOBILEYE GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	July 1,	December 31,
U.S. dollars in millions	2023	2022
Assets
Current assets
Cash and cash equivalents	$1,142	$1,024
Trade accounts receivable, net	240	269
Inventories	263	113
Other current assets	72	110
Total current assets	$1,717	$1,516
Non-current assets
Property and equipment, net	422	384
Intangible assets, net	2,276	2,527
Goodwill	10,895	10,895
Other long-term assets	120	119
Total non-current assets	13,713	13,925
TOTAL ASSETS	$15,430	$15,441
Liabilities and Equity
Current liabilities
Accounts payable and accrued expenses	208	189
Employee related accrued expenses	87	88
Related party payable	54	73
Other current liabilities	32	34
Total current liabilities	381	384
Non-current liabilities
Long-term employee benefits	55	56
Deferred tax liabilities	152	162
Other long-term liabilities	42	45
Total non-current liabilities	249	263
TOTAL LIABILITIES	$630	$647
Equity
Class A common stock: $0.01 par value; 4,000,000,000 shares authorized; shares issued and outstanding: 94,162,090 as of July 1, 2023 and 51,911,905 as of December 31, 2022	1	1
Class B common stock: $0.01 par value; 1,500,000,000 shares authorized; shares issued and outstanding: 711,500,000 as of July 1, 2023 and 750,000,000 as of December 31, 2022	7	8
Additional paid-in capital	14,842	14,737
Accumulated other comprehensive income (loss)	—	(9)
Retained earnings (accumulated deficit)	(50)	57
TOTAL EQUITY	14,800	14,794
TOTAL LIABILITIES AND EQUITY	$15,430	$15,441

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MOBILEYE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three months ended		Six months ended
	July 1,	July 2,	July 1,	July 2,
U.S. dollars in millions, except per share amounts	2023	2022	2023	2022
Revenue	$454	$460	$912	$854
Cost of revenue	230	231	481	449
Gross profit	224	229	431	405
Research and development, net	211	179	446	359
Sales and marketing	29	29	62	64
General and administrative	17	11	37	18
Total operating expenses	257	219	545	441
Operating income (loss)	(33)	10	(114)	(36)
Interest income with related party	—	3	—	4
Interest expense with related party	—	(9)	—	(9)
Other financial income (expense), net	15	4	23	5
Income (loss) before income taxes	(18)	8	(91)	(36)
Benefit (provision) for income taxes	(10)	(15)	(16)	(31)
Net income (loss)	$(28)	$(7)	$(107)	$(67)
Earnings (loss) per share attributed to Class A and Class B stockholders:
Basic and diluted	$(0.04)	$(0.01)	$(0.13)	$(0.09)
Weighted-average number of shares used in computation of earnings (loss) per share attributed to Class A and Class B stockholders (in millions):
Basic and diluted	805	750	803	750
Net income (loss)	(28)	(7)	(107)	(67)
Other comprehensive income (loss), net of tax	—	(26)	9	(29)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(28)	$(33)	$(98)	$(96)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MOBILEYE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

						Retained
	Common Stock		Additional		Accumulated Other	Earnings	Total
	Number of		paid-in	Parent Net	Comprehensive	(Accumulated	Shareholders’
U.S. dollars in millions, except per share amounts	shares	Amount	capital	Investment	Income (Loss)	deficit)	Equity
Three Months Ended
Balance as of April 1, 2023	802	$9	$14,800	$—	$—	$(22)	$14,787
Net income (loss)	—	—	—	—	—	(28)	(28)
Tax sharing agreement with Parent	—	—	5	—	—	—	5
Share-based compensation expense	—	—	55	—	—	—	55
Recharge to Parent for Share-based compensation	—	—	(18)	—	—	—	(18)
Issuance of common stock under employee share-based compensation plans	4	—	—	—	—	—	—
Secondary offering	—	*	—	—	—	—	*
Balance as of July 1, 2023	806	$8	$14,842	$—	$—	$(50)	$14,800

Balance as of April 2, 2022	—	$—	$—	$15,937	$2	$—	$15,939
Net income (loss)	—	—	—	(7)	—	—	(7)
Other comprehensive income (loss), net	—	—	—	—	(26)	—	(26)
Tax sharing agreement with Parent	—	—	—	(7)	—	—	(7)
Net transfer from (to) Parent	—	—	—	36	—	—	36
Dividend Note with related party	—	—	—	(3,500)	—	—	(3,500)
Dividend distribution	—	—	—	(336)	—	—	(336)
Equity transaction in connection with the legal purchase of Moovit entities	—	—	—	(900)	—	—	(900)
Balance as of July 2, 2022	—	$—	$—	$11,223	$(24)	$—	$11,199

Six Months Ended
Balance as of December 31, 2022	802	$9	$14,737	$—	$(9)	$57	$14,794
Net income (loss)	—	—	—	—	—	(107)	(107)
Other comprehensive income (loss), net	—	—	—	—	9	—	9
Share-based compensation expense	—	—	127	—	—	—	127
Recharge to Parent for Share-based compensation	—	—	(22)	—	—	—	(22)
Issuance of common stock under employee share-based compensation plans	4	—	—	—	—	—	—
Secondary offering	—	*	—	—	—	—	*
Balance as of July 1, 2023	806	$8	$14,842	$—	$—	$(50)	$14,800

Balance as of December 25, 2021	—	$—	$—	$15,884	$5	$—	$15,889
Net income (loss)	—	—	—	(67)	—	—	(67)
Other comprehensive income (loss), net	—	—	—	—	(29)	—	(29)
Equity transaction in connection with the legal purchase of Moovit entities	—	—	—	(900)	—	—	(900)
Dividend Note with related party	—	—	—	(3,500)	—	—	(3,500)
Dividend distribution	—	—	—	(336)	—	—	(336)
Tax sharing agreement with Parent	—	—	—	(7)	—	—	(7)
Net transfer from (to) Parent	—	—	—	149	—	—	149
Balance as of July 2, 2022	—	$—	$—	$11,223	$(24)	$—	$11,199

*Rounding of Class A and Class B share amounts due to Secondary offering.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MOBILEYE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended
	July 1,	July 2,
U.S. dollars in millions	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(107)	$(67)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	15	10
Share-based compensation	127	76
Amortization of intangible assets	251	282
Exchange rate differences on cash and cash equivalents	5	3
Deferred income taxes	(10)	2
Interest on Dividend Note to related party, net	—	9
Interest with related party, net	16	27
Other	—	(3)
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts receivable	29	(59)
Decrease (increase) in other current assets	21	29
Decrease (increase) in inventories	(150)	(1)
Increase (decrease) in accounts payable, accrued expenses and related party payable	3	(5)
Increase (decrease) in employee-related accrued expenses and long term benefits	(2)	(81)
Increase (decrease) in other current liabilities	(2)	(3)
Decrease (increase) in other long term assets	1	17
Increase (decrease) in long term liabilities	—	(3)
Net cash provided by operating activities	197	233
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(58)	(53)
Repayment of loan due from related party	—	733
Issuance of loan to related party	—	(336)
Net cash provided by (used in) investing activities	(58)	344
CASH FLOWS FROM FINANCING ACTIVITIES
Net transfers from Parent	—	121
Dividend paid	—	(336)
Share-based compensation recharge	(12)	(186)
Deferred offering costs	—	(14)
Net cash provided by (used in) financing activities	(12)	(415)
Effect of foreign exchange rate changes on cash and cash equivalents	(5)	(3)
Increase in cash, cash equivalents and restricted cash	122	159
Balance of cash, cash equivalents and restricted cash, at beginning of year	1,035	625
Balance of cash, cash equivalents and restricted cash, at end of period	$1,157	$784
Supplementary non-cash investing and financing activities:
Non-cash purchase of property and equipment	$8	$12
Non-cash share based compensation recharge	10	19
Dividend Note with related party	—	3,500
Equity transaction	—	900
Supplemental cash flow information:
Cash received (paid) for income taxes, net of refunds	$(29)	$(24)
Interest received from related party	16	29

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

The Mobileye IPO

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

Prior to the completion of the Mobileye IPO, we were a wholly-owned business of Intel Corporation. Upon the closing of the Mobileye IPO (after giving effect to the exercise of the underwriters’ over-allotment option), Intel continues to directly or indirectly hold all of the Class B common stock of Mobileye. Upon completion of the Mobileye IPO, we completed the legal entity reorganization (“Reorganization”) of the operations comprising the Mobileye Group business so that they are all under the single parent entity, Mobileye Global Inc., and the filing and effectiveness of our amended and restated certificate of incorporation. The Reorganization was accomplished through a series of transactions and agreements with Intel, including the legal purchase of 100% of the issued and outstanding equity interests of the Moovit entities from Intel.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Secondary Offering

On June 7, 2023, the Company announced the pricing of a public secondary offering of 38,500,000 shares of its Class A common stock (which shares were received upon the conversion of 38,500,000 shares of Class B common stock into Class A common stock) by Intel at a public offering price of $42.00 per share, which closed on June 12, 2023 (the “Secondary Offering”). The Company did not receive any proceeds from this offering. The Company paid the costs associated with the registration of shares in connection with the Secondary Offering in the amount of $1 million, other than underwriting discounts, fees and commissions. These costs were expensed as incurred within general and administrative expenses. Upon the completion of the Secondary Offering, Intel continues to directly or indirectly hold all of the Class B common stock of Mobileye, which represents approximately 88.3% of our outstanding common stock and 98.7% of the voting power of our common stock.

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

The results of operations for the three and six months ended July 1, 2023 shown in this report are not necessarily indicative of the results to be expected for the full year ending 2023. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2022.

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

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Cash, cash equivalents and restricted cash

The following is a reconciliation of the cash, cash equivalents and restricted cash as of each period end:

	As of
U.S. dollars in millions	July 1, 2023	December 31, 2022
Cash	$88	$188
Short term deposits	86	285
Money market funds	968	551
Restricted cash (within other current and other long-term assets)	15	11
Cash, cash equivalents and restricted cash	$1,157	$1,035

Fair value measurement

The carrying value of short term deposits classified as cash equivalents approximates their fair value due to the short maturity of these items.

The Company’s investment in money market funds is measured at fair value and consists of financial assets for which quoted prices are available in an active market. Interest income related to money market funds for the three and six months ended July 1, 2023 amounted to $12 million and $20 million, respectively.

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

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Participation in expenses for research and development projects are recognized on the basis of the costs incurred and are netted against research and development expenses in the condensed consolidated statements of operations and comprehensive income (loss). Research and development reimbursements of $16 million, and $11 million were offset against research and development costs in the three months ended July 1, 2023 and July 2, 2022, respectively; and $33 million and $25 million were offset in the six months ended July 1, 2023 and July 2, 2022, respectively.

Derivatives and hedging

Beginning in 2021, as part of Intel’s corporate hedging program, Intel hedges forecasted cash flows denominated in Israel Shekels (“ILS”) related to the Company. ILS is the largest operating expense currency of the Company. Intel combines all of its ILS exposures, and as part of Intel’s hedging program enters into hedging contracts to hedge Intel’s combined ILS exposure. Derivative gains and losses attributed to these condensed consolidated financial statements are recorded under accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects the statement of operations.

During the fourth quarter of 2022, the Company de-designated its remaining cash flow hedges for forecasted operating expenses denominated in ILS. As the hedged transactions and cash flows related to the outstanding instruments were expected to occur as originally forecasted, the associated gains and losses deferred in accumulated other comprehensive income (loss) on the Company’s consolidated balance sheet were reclassified into earnings in the same period or periods during which the originally hedged transactions affect earnings. Any subsequent changes in the fair value of the outstanding derivative instruments after the de-designation and termination of hedge accounting were immediately reflected in operating expenses. As of July 1, 2023, there are no outstanding hedging instruments and all of the related accumulated other comprehensive income (loss) was reclassified into the statement of operations and comprehensive income (loss).

The notional amount and fair value of derivatives outstanding at Intel on behalf of Mobileye were:

	As of
U.S. dollars in millions	July 1, 2023	December 31, 2022
Notional amount of derivatives	$—	$93
Fair value of derivatives receivable from (payable to) Intel	$—	$(9)

The change in accumulated other comprehensive income (loss) relating to gains (losses) on derivatives used for hedging was as follows:

	Three Months Ended		Six Months Ended
U.S. dollars in millions	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Other comprehensive income (loss) before reclassifications	$—	$(30)	$—	$(31)
Amounts reclassified out of accumulated other comprehensive income (loss)	—	2	10	*
Tax effects	—	2	(1)	2
Other comprehensive income (loss), net	$—	$(26)	$9	$(29)

* Less than $1 million

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

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company’s accounts receivables are derived primarily from sales to Tier 1 suppliers to the automotive manufacturing industry located mainly in the U.S., Europe, and China. Concentration of credit risk with respect to accounts receivables is mitigated by credit limits, ongoing credit evaluation, and account monitoring procedures. Credit is granted based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Trade accounts receivable are typically due from customers within 30 to 60 days. The Company performs ongoing credit evaluations of its customers and has not experienced any material losses in the periods presented. The Company establishes credit losses for accounts receivable by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history from such customers, and the customers’ current ability to pay its obligation to the Company. As of July 1, 2023 and December 31, 2022, the credit losses for accounts receivable were not material. The Company writes off accounts receivable when they are deemed uncollectible. For the three and six months ended July 1, 2023 and July 2, 2022, the charge-offs and recoveries in relation to the credit losses accounts were not material.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Dependence on a single supplier risk

The Company purchases all its System on Chip (“EyeQ® SoC”) from a single supplier. Any issues that occur and persist in connection with the manufacture, delivery, quality, or cost of the assembly and testing of inventory could have a material adverse effect on the Company’s business, results of operations and financial condition. See below regarding a shortage in EyeQ® SoCs that the Company experienced during 2022 and may experience in the future, including in ECUs for SuperVision™ and other components for our products.

Supply chain risk

During the fiscal year ended December 31, 2022, due to global supply chain constraints and shortage of semiconductors, the Company’s sole supplier was not able to meet demand of the Company for EyeQ® SoCs, causing a significant reduction in the Company’s inventory levels. We may experience a shortfall of EyeQ® SoCs, ECUs for SuperVision™ and other components for our products. The reoccurrence of shortages and supply chain constraints in EyeQ® SoCs and ECUs for SuperVision™ and in components of our other products, may impair the Company’s ability to meet its customers’ requirements in a timely manner and may adversely affect the Company’s business, results of operations and financial condition. Moreover, to the extent that a global semiconductor shortage results in reduced production or production delays by automakers, those delays could result in reduced or delayed demand for the Company’s products. In addition, issues relating to the COVID-19 pandemic led to port congestion and intermittent supplier shutdowns and delays in the delivery of critical components, which resulted in additional expenses to expedite delivery of critical parts. Sustaining the Company’s production trajectory requires the readiness and solvency of its suppliers and vendors, a stable and motivated production workforce and ongoing government cooperation, including for travel and visa allowances, which governments may restrict. Although we cannot fully predict the length and the severity of the impact these pressures would have on a long-term basis, we do not anticipate that short-term supply chain constraints would materially adversely affect our results of operations, capital resources, sales, profits, and liquidity.

NOTE 3 - OTHER FINANCIAL STATEMENT DETAILS

Inventories:

	As of
U.S. dollars in millions	July 1, 2023	December 31, 2022
Raw materials	$49	$41
Work in process	1	—
Finished goods	213	72
Total inventories	$263	$113

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Inventory write-downs and write-offs were not material for the periods presented in these condensed consolidated financial statements.

Property and equipment, net:

	As of
U.S. dollars in millions	July 1, 2023	December 31, 2022
Computers, electronic equipment and software	$139	$124
Vehicles	15	13
Office furniture and equipment	4	4
Leasehold improvements	39	22
Construction in process	321	302
Total property and equipment, gross	$518	$465
Less: accumulated depreciation	(96)	(81)
Total property and equipment, net	$422	$384

Depreciation expenses totaled $8 million and $5 million for the three months ended July 1, 2023 and July 2, 2022, respectively; and $15 million and $10 million for the six months ended July 1, 2023 and July 2, 2022, respectively.

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

Restricted Stock Units

The RSUs activity for the six months ended July 1, 2023 for RSUs granted to Company’s employees under the 2022 Plan was as follows:

		Weighted average grant
	Number of RSUs	date fair value
	In thousands	U.S. dollars
Outstanding as of December 31, 2022	12,564	$21.0
Granted	656	38.0
Vested	(3,750)	21.0
Forfeited	(116)	22.2
Outstanding as of July 1, 2023	9,354	$22.2

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The RSUs activity for the three months ended July 1, 2023 for RSUs granted to Company’s employees under the 2022 Plan was as follows:

		Weighted average grant
	Number of RSUs	date fair value
	In thousands	U.S. dollars
Outstanding as of April 1, 2023	12,758	$21.3
Granted	403	37.6
Vested	(3,750)	21.0
Forfeited	(57)	21.7
Outstanding as of July 1, 2023	9,354	$22.2

As of July 1, 2023, the unrecognized compensation cost related to all unvested RSUs granted under the 2022 Plan, was $169 million, which is expected to be recognized as expense over a weighted-average period of 2.4 years.

Intel Plan

Prior to the Mobileye IPO, since 2017, employees of the Company had been incentivized and rewarded through the grant of Intel equity awards under Intel’s equity incentive plan which contains only a service condition. The equity awards granted generally vest over the course of three years from the grant date.

Options

Outstanding and exercisable options for Intel’s common stock under Intel’s plan as of July 1, 2023 were as follows:

	Outstanding			Exercisable
		Weighted average
	Number of	remaining	Weighted average	Number of	Weighted average
Exercise price	options	contractual life	exercise price	options	exercise price
U.S. dollars	In thousands	In years	U.S. dollars	In thousands	U.S. dollars
$ 4.0 - 21.6	63	2.6	$6.9	56	$5.1
$ 22.4 - 26.9	2,121	0.1	26.8	2,121	26.8
$55.2	68	5.8	55.2	68	55.2
Total	2,252	0.4	$27.1	2,245	$27.1

The option activity for the six months ended July 1, 2023 for options granted to the Company’s employees for Intel’s common stock was as follows:

		Weighted average	Weighted	Aggregated
	Number of	remaining	average	intrinsic
	options	contractual Life	exercise price	value(1)
	In thousands	In years	U.S. dollars	U.S. dollars in millions
Options outstanding as of December 31, 2022	2,270	0.8	$27.1	$1
Exercised	(18)	—	22.3	—
Options outstanding as of July 1, 2023	2,252	0.4	$27.1	$16
Options exercisable as of July 1, 2023	2,245	0.4	$27.1	$16

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The option activity for the three months ended July 1, 2023 for options granted to the Company’s employees for Intel’s common stock was as follows:

		Weighted average	Weighted	Aggregated
	Number of	remaining	average	intrinsic
	options	contractual Life	exercise price	value(1)
	In thousands	In years	U.S. dollars	U.S. dollars in millions
Options outstanding as of April 1, 2023	2,266	0.6	$27.1	$14
Exercised	(14)	—	22.9	—
Options outstanding as of July 1, 2023	2,252	0.4	$27.1	$16
Options exercisable as of July 1, 2023	2,245	0.4	$27.1	$16
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of Intel’s ordinary share. On July 1, 2023, Intel’s ordinary share price was $33.4. This represents the potential pre-tax amount receivable by the option holders had all option holders exercised their options as of such date.
(2)The remaining options expected to vest as of July 1, 2023 are 7 thousand options with an average weighted exercise price of $21.6.

RSUs

The RSUs activity for the six months ended July 1, 2023 for RSUs granted to the Company’s employees for Intel’s common stock was as follows:

		Weighted average
	Number of RSUs	grant date fair value
	In thousands	U.S. dollars
Outstanding as of December 31, 2022	5,692	$44.8
Vested	(703)	46.7
Forfeited	(141)	46.0
Outstanding as of July 1, 2023	4,848	$44.5

The RSUs activity for the three months ended July 1, 2023 for RSUs granted to the Company’s employees for Intel’s common stock was as follows:

		Weighted average
	Number of RSUs	grant date fair value
	In thousands	U.S. dollars
Outstanding as of April 1, 2023	5,459	$44.6
Vested	(563)	46.0
Forfeited	(48)	45.0
Outstanding as of July 1, 2023	4,848	$44.5

Unrecognized expenses

As of July 1, 2023, the unrecognized compensation cost related to stock options and RSUs granted under the Intel 2006 Plan was $137 million, which will be recognized over a weighted average period of 1.4 years.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Share-based compensation expense summary (for both Mobileye and Intel Plans)

Share-based compensation expenses included in the condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three months ended		Six months ended
U.S. dollars in millions	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Cost of revenue	$1	$—	$2	$—
Research and development, net	45	32	105	69
Sales and marketing	2	1	4	2
General and administrative	7	3	16	5
Total share-based compensation	$55	$36	$127	$76

NOTE 5 - EARNINGS (LOSS) PER SHARE

Before the Mobileye IPO, Intel held directly or indirectly the 100 shares of common stock of Mobileye, with a par value of $0.01 per share, that were issued and outstanding. Immediately prior to the Mobileye IPO, those 100 shares of common stock held by Intel were reclassified into 100 shares of Class B common stock with a par value of $0.01 per share. Concurrently, we issued to Intel an additional 749,999,900 shares of our Class B common stock pursuant to an agreement with Intel. Accordingly, as of the completion of the Mobileye IPO, we had 750,000,000 Class B shares, all held by Intel. Per ASC 260-10-55-12, this share amount is being retroactively utilized for the calculation of basic and diluted earnings (loss) per share (“EPS”) for all periods presented.

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

On June 12, 2023, we completed the Secondary Offering, pursuant to which 38,500,000 shares of Class B common stock held by Intel were converted into an equal number of shares of Class A common stock. Accordingly, as of July 1, 2023, we have 711,500,000 Class B shares, all held by Intel, and 94,162,090 Class A shares, both of which are utilized for the calculation of basic and diluted EPS. The outstanding Class A shares also include shares issued upon vesting of outstanding RSUs, see note 4.

For the three and six months ended July 1, 2023, the computation of diluted earnings (loss) per share attributable to common stockholders does not include 6.2 million and 6.7 million potential common shares, respectively, based on the treasury stock method, related to restricted stock units granted under the 2022 Plan to the Company’s employees, as the effect of their inclusion would have been anti-dilutive.

The following table summarizes the calculation of basic earnings (loss) per share for the periods presented:

	Three months ended		Six months ended
	July 1,	July 2,	July 1,	July 2,
In millions, except per share amounts	2023	2022	2023	2022
Numerator:
Net income (loss)	$(28)	$(7)	$(107)	$(67)
Denominator:
Weighted average common shares - basic and diluted	805	750	803	750
Earnings (loss) per share:
Basic and diluted	$(0.04)	$(0.01)	$(0.13)	$(0.09)

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Any differences between taxes currently payable to the Company’s Parent under the Tax Sharing Agreement and the current tax provision computed on a separate return basis, is reflected as adjustments to additional paid-in capital (see also Note 2). The adjustment to additional paid-in capital for the three and six months ended July 1, 2023 was an increase of $5 million and $0 million, respectively, based on estimates of forecasted 2023 US taxes payable under the separate return method for those periods. The adjustment to additional paid-in capital for the three and six months ended July 2, 2022 was an aggregate decrease of $7 million, because amounts payable under the Tax Sharing Agreement in respect of the three and six months periods, exceeded the amounts calculated under the separate return method.

The tax expense for the three and six months ended July 1, 2023 and July 2, 2022, was unfavorably impacted by a valuation allowance for certain jurisdictions. A withholding tax expense of $14 million related to a dividend distribution between entities within the Mobileye Group was recorded in the six months ended July 2, 2022. As the Company has jurisdictions that have sustained recent losses based on the separate return method, a valuation allowance is required for deferred tax assets for which no benefit can be currently realized.

NOTE 7 - RELATED PARTIES TRANSACTIONS

The Company has entered into a series of related party arrangements with Intel. For further description of the arrangements refer to Note 9 of the notes to consolidated financial statement for the year ended December 31, 2022.

Stock Compensation Recharge Agreement

The Company entered into a stock compensation recharge agreement with Intel, which requires the Company to reimburse Intel for certain amounts relating to the value of share-based compensation provided to the Company’s employees for RSUs or stock options exercisable in Intel stock. The liability associated with the stock compensation recharge agreement that is reflected on the condensed consolidated balance sheets, under related party payable was approximately $10 million and $1 million as of July 1, 2023 and December 31, 2022, respectively. The reimbursement amounts recorded as an adjustment to additional paid-in capital (and to parent net investment prior to the Mobileye IPO) in the condensed consolidated statement of changes in equity were $18 million and $11 million for the three months ended July 1, 2023 and July 2, 2022, respectively and $22 million and $40 million for the six months ended July 1, 2023 and July 2, 2022, respectively.

Lease agreements

Under lease agreements with Intel, the Company leases office space in Intel’s buildings. The costs are included in the condensed consolidated statements of operations and comprehensive income (loss) primarily on a specific and direct attribution basis. The leasing costs for the three months ended July 1, 2023 and July 2, 2022, were $1.1 million and $0.3 million, respectively and $2.4 million and $0.7 million for the six months ended July 1, 2023 and July 2, 2022, respectively.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Other services to a related party

The Company reimbursed its Chief Executive Officer for reasonable travel related expenses incurred while conducting business on behalf of the Company. Travel related reimbursements totaled $0.5 million and $0.3 million for the three months ended July 1, 2023 and July 2, 2022, respectively and $1.2 million and $0.3 million for the six months ended July 1, 2023 and July 2, 2022, respectively.

Administrative Services Agreement

Under the Administrative Services Agreement, effective as of the completion of the Mobileye IPO, Intel provides the Company with administrative, financial, legal, tax, and other services. The Company pays fees to Intel for the services rendered based on pricing per service agreed between the Company and Intel.

The costs incurred under this agreement for the three and six months ended July 1, 2023 were $0.8 million and $1.2 million, respectively.

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

The amount incurred under this agreement for the three and six months ended July 1, 2023 were $1.4 million and $2.4 million, respectively.

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

There were no amounts received or receivable from Intel under this agreement for the three and six months ended July 1, 2023.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Tax Sharing Agreement

The Tax Sharing Agreement establishes the respective rights, responsibilities and obligations of the Company and Intel after the completion of the Mobileye IPO with respect to tax matters, including the amount of cash the Company will pay to Intel for its share of the tax liability owed on the consolidated filings in which the Company or any of the Company’s subsidiaries are included, audit or other tax proceedings. As of July 1, 2023 and December 31, 2022, the related party payable to Intel, pursuant to the Tax Sharing Agreement, was $34 million.

NOTE 8 - IDENTIFIED INTANGIBLE ASSETS

	As of
U.S. dollars in millions	July 1, 2023			December 31, 2022
		Accumulated			Accumulated
	Gross Assets	Amortization	Net	Gross Assets	Amortization	Net
Developed technology	$3,705	$1,819	$1,886	$3,973	$1,870	$2,103
Customer relationships & brands	786	396	390	786	362	424
Total	$4,491	$2,215	$2,276	$4,759	$2,232	$2,527

The following table presents the amortization expenses recorded for these identified intangible assets and their weighted average useful lives:

	Three months ended		Six months ended
					Weighted
	July 1,	July 2,	July 1,	July 2,	Average
U.S. dollars in millions	2023	2022	2023	2022	Useful Life
Developed technology	$101	$115	$217	$240	10
Customer relationships & brands	17	18	34	42	12
Total amortization expenses	$118	$133	$251	$282

The Company expects future amortization expenses for the next five years and thereafter to be as follows:

	Remainder
U.S. dollars in millions	of 2023	2024	2025	2026	2027	Thereafter	Total
Future amortization expenses	$223	$445	$443	$332	$179	$654	$2,276

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

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following are segment results for each period as follows:

	Three months ended July 1, 2023
			Amounts not
			allocated to
U.S. dollars in millions	Mobileye	Other	segments	Consolidated
Revenues	$446	$8	$—	$454
Cost of revenues	127	2	101	230
Research and development, net	201	10	—	211
Sales and marketing	9	3	17	29
General and administrative	15	2	—	17
Segment performance	$94	$(9)	$(118)	$(33)
Other financial income (expense), net	—	—	—	15
Loss before taxes on income	—	—	—	(18)
Share-based compensation	50	5	—	55
Depreciation of property and equipment	8	—	—	8

	Three months ended July 2, 2022
			Amounts not
			allocated to
U.S. dollars in millions	Mobileye	Other	segments	Consolidated
Revenues	$454	$6	$—	$460
Cost of revenues	115	1	115	231
Research and development, net	172	7	—	179
Sales and marketing	9	2	18	29
General and administrative	8	—	3	11
Segment performance	$150	$(4)	$(136)	$10
Interest income (expense) with related party, net	—	—	—	(6)
Other financial income (expense), net	—	—	—	4
Income before taxes on income	—	—	—	8
Share-based compensation	32	4	—	36
Depreciation of property and equipment	5	—	—	5

	Six months ended July 1, 2023
			Amounts not
			allocated to
U.S. dollars in millions	Mobileye	Other	segments	Consolidated
Revenues	$896	$16	$—	$912
Cost of revenues	261	3	217	481
Research and development, net	425	21	—	446
Sales and marketing	22	6	34	62
General and administrative	32	5	—	37
Segment performance	$156	$(19)	$(251)	$(114)
Other financial income (expense), net	—	—	—	23
Loss before taxes on income	—	—	—	(91)
Share-based compensation	116	11	—	127
Depreciation of property and equipment	15	—	—	15

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Six months ended July 2, 2022
			Amounts not
			allocated to
U.S. dollars in millions	Mobileye	Other	segments	Consolidated
Revenues	$843	$11	$—	$854
Cost of revenues	207	2	240	449
Research and development, net	341	18	—	359
Sales and marketing	17	5	42	64
General and administrative	12	3	3	18
Segment performance	$266	$(17)	$(285)	$(36)
Interest income (expense) with related party, net	—	—	—	(5)
Other financial income (expense), net	—	—	—	5
Loss before taxes on income	—	—	—	(36)
Share-based compensation	68	8	—	76
Depreciation of property and equipment	10	—	—	10

Total revenues based on the country that the product was shipped to were as follows:

	Three months ended		Six months ended
	July 1,	July 2,	July 1,	July 2,
U.S. dollars in millions	2023	2022	2023	2022
China	110	143	269	234
Germany	86	77	169	102
USA	93	109	173	229
South Korea	41	29	81	55
United Kingdom	46	44	77	113
Poland	20	22	42	44
Czech Republic	14	—	30	—
Hungary	25	16	34	37
Rest of World	19	20	37	40
Total	$454	$460	$912	$854

We generate the majority of our revenue from the sale of our EyeQ® SoCs to OEMs through sales to Tier 1 automotive suppliers. EyeQ® SoC sales represented approximately 92% and 92% of our revenue for each of the three months ended July 1, 2023 and July 2, 2022, respectively and 90% and 92% of our revenue for each of the six months ended July 1, 2023 and July 2, 2022, respectively.

Major Customers

Revenue from major customers that amount to 10% or more of total revenue:

	Three months ended		Six months ended
	July 1,	July 2,	July 1,	July 2,
	2023	2022	2023	2022
Percent of total revenues:
Customer A	32%	37%	28%	43%
Customer B	23%	22%	27%	15%
Customer C	14%	13%	13%	15%

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Accounts receivable balances of major customers that amount to 10% or more of total accounts receivable balance:

	As of
	July 1,	December 31,
	2023	2022
Percent of total accounts receivables balance:
Customer A	32%	32%
Customer B	21%	19%
Customer C	18%	25%

NOTE 10 - SUBSEQUENT EVENTS

In July 2023, the Company’s compensation committee approved the issuance of restricted stock units to be issued under our 2022 Equity Incentive Plan. The total aggregate fair value of RSUs granted was $223.4 million, which consisted of 5,524 thousand RSUs, which will vest over a service period of three years.

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

As of July 1, 2023, our solutions had been installed in approximately 800 vehicle models (including local country, year, and other vehicle model variations), and our System-on-Chips (“SoCs”) had been deployed in over 150 million vehicles. We are actively working with more than 50 Original Equipment Manufacturers (“OEMs”) worldwide on the implementation of our ADAS solutions. In the six months ended July 1, 2023, we shipped approximately 16.4 million of our systems, the substantial majority of which were EyeQ® SoCs. This represents an increase from the approximately 15.9 million of our systems that we shipped in the six months ended July 2, 2022.

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

Secondary Offering

On June 7, 2023, the Company announced the pricing of a public secondary offering of 38,500,000 shares of its Class A common stock (which shares were received upon the conversion of 38,500,000 shares of Class B common stock into Class A common stock) by Intel at a public offering price of $42.00 per share, which closed on June 12, 2023. The Company did not receive any proceeds from this offering. The Company paid the costs associated with the registration of shares in connection with the offering, other than underwriting discounts, fees and commissions. Upon the completion of the offering, Intel continues to directly or indirectly hold all of the Class B common stock of Mobileye, which represents approximately 88.3% of our outstanding common stock and 98.7% of the voting power of our outstanding common stock.

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

Key Factors Affecting Our Performance

We believe there are several important factors that have affected and that we expect to continue to affect our results of operations:

Global demand for automotive vehicles. Our business performance is related to global automotive sales and automotive vehicle production by our OEM customers. Economic conditions in North America, Europe and Asia can have a large impact on the production volume of new vehicles, and, accordingly, have an impact on our revenue. Our OEM customers’ production can vary from period to period due to global demand, market conditions and competitive conditions, as well as other factors, including the effects of the COVID-19 pandemic. While the automotive industry is showing recovery from the COVID-19 pandemic, with approximately 6% growth in global vehicle production year over year in 2022, production in 2022 was still approximately 8% below the 2019 level. Moreover, automakers continue to face supply chain shortages, and we expect that global vehicle production will remain below pre-COVID-19 pandemic levels in 2023. Furthermore, current uncertain economic conditions and inflation may contribute to a reduction in consumer demand, which may reduce vehicle production over at least the next several quarters. For example, in the first quarter of 2023, the Chinese electric vehicle market was negatively impacted by price reductions by a global electric vehicle OEM, reduction in government electric vehicle subsidies, and general economic weakness in the country. Our current primary customer for SuperVisionTM reduced orders for this product for calendar year 2023 as a result. In addition, in prior periods, certain Tier 1 customers increased their orders for components and parts, including our solutions, to counteract the impact of supply chain shortages for auto parts, and we expect these Tier 1 customers will utilize accrued inventory on hand before placing new orders to meet the demand of OEMs in current or future periods. As a result, some demand for our solutions and the corresponding revenue from these customers were shifted to earlier time periods than otherwise would have occurred absent a general supply chain shortage and inflationary environment. We cannot predict when the impact of these factors on global vehicle production will substantially diminish. However, ADAS volumes have grown faster in recent years than the overall automotive market as ADAS penetration rates have increased, and we believe that we will continue to benefit from that trend. Our revenue of $912 million in the six months ended July 1, 2023 was up 7% year-over-year. However, continued or future constraints on global automotive production resulting from supply chain shortages and the effects of economic uncertainty may be a limiting factor on our ability to increase revenue. We expect to continue to capitalize on our strong and collaborative relationships with OEMs and Tier 1s to expand our presence in key markets and capture the long-term growth opportunities in those markets.

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

Average selling price (“ASP”) varies based on a solution’s applications and complexity. As a particular solution matures and unit volumes increase, we expect its ASP to decline. In addition, there are generally step-downs in pricing over periods of production as volumes ramp up. While individual solution ASPs may decline, we seek to continually offer new features and functionality and increase the value that our solutions offer to OEM customers as we target new design win opportunities manage the life cycles of existing solutions and create new ADAS categories with advanced features. We also are delivering full system solutions consisting of higher-function products such as SuperVisionTM which carry significantly higher prices as compared to our single EyeQ® SoC and cloud-enhanced ADAS products. We believe our differentiated and scalable solutions consistently enhanced by additional features can enable us to maintain or increase overall ASPs over time, as SuperVisionTM and other advanced solutions become a larger portion of our product mix.

The cost of input materials and manufacturing costs are significant factors affecting our gross margin. Material costs are affected by a variety of factors, including the availability of sufficient supply to meet market demand. For example, in late 2021, semiconductor fabrication costs increased as a result of a global supply shortage that began in 2020 and is continuing. We have experienced increases in input costs as a result of supply chain shortages, including the global semiconductor shortage, and inflationary pressures. While we seek to increase our ASPs to reflect these cost increases, we anticipate that our gross margin will decrease, at least in the short term, as a result of these cost increases. Our gross margin has been and may continue to be affected by our ability to offset these and any future cost increases through realizing pricing increases on our solutions and achieving decreases in other production costs. We work closely with STMicroelectronics and Quanta Computer on a continuous basis to manage material costs, increase yields and improve manufacturing, assembly, and test costs.

Supply and manufacturing capacity. Our solutions are dependent on the global semiconductor supply chain. The continued and timely supply of input materials, the availability of manufacturing capacity, and packaging and testing services at reasonable prices impact our ability to meet customer demand. Supply chain disruptions, shortages of raw material, such as wafers and substrates, and manufacturing limitations could limit our ability to meet customer demand and result in delayed, reduced, or canceled orders. During 2021 and 2022, the semiconductor industry experienced widespread shortages of substrates and other components and available foundry manufacturing capacity. We entered 2022 with significantly lower inventories of our EyeQ® SoCs as a result of the limited supply during 2021. Further, STMicroelectronics, our sole supplier of EyeQ® SoCs, was not able to meet our demand for EyeQ® SoCs during 2022, causing a significant reduction in our inventory level. Starting in late 2022 and early 2023 such supply chain disruptions, raw material shortages and manufacturing limitations abated and during the first six months of 2023, we successfully increased levels of EyeQ® SoC inventory on hand, mitigating the potential for future supply constraints to cause a shortfall. However, in the event of a reoccurrence of supply chain constraints, and subject to the duration and severity thereof, we may be required to operate with minimal or no inventory of EyeQ® SoCs or SuperVisionTM ECUs on hand. As a result, we are substantially reliant on timely shipments of EyeQ® SoCs from STMicroelectronics and ECUs from Quanta Computer (or other suppliers) to fulfill customer orders and if such a shortfall of chips or ECUs were to occur in 2023, we may be unable to offset future supply constraints through the use of inventory on hand. Our results of operations in the three and six months ended July 1, 2023 have not been impacted by any shortfall of chips. Our reliance on single or limited suppliers and vendors for certain components, equipment, and services and the aforementioned shortages of substrates and other components have led to increased supply chain risks and may stress our ability to meet the supply demands of our customers. To mitigate these supply chain constraints, management monitors inventory levels on an ongoing basis. Although we cannot fully predict the length and the severity of the impact these pressures may have on a long-term basis, we do not anticipate that potential supply chain constraints would materially adversely affect our results of operations, capital resources, sales, profits, and liquidity on a long-term basis.

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

EyeQ® SoC sales represented approximately 92% and 92% of our revenue for the three months ended July 1, 2023 and July 2, 2022, respectively, and 90% and 92% of our revenue for the six months ended July 1, 2023 and July 2, 2022, respectively. Sales of our SuperVision™ product represented approximately half of the remainder of our revenue for the three and six months ended July 1, 2023 and also for the three and six months ended July 2, 2022. Revenue from the sale of our EyeQ® products and SuperVision™ products is recognized at the time of product shipment from our facilities, as determined by the agreed-upon shipping terms. Our sales to any single Tier 1 automotive supplier typically cover more than one OEM and more than one production program from any OEM.

Cost of Revenue

Cost of revenue consists primarily of expenses associated with the manufacturing cost of our EyeQ® SoCs and our SuperVision™ products, and amortization of acquired intangible assets, identified as developed technology. Additional costs are royalty fees for the intellectual property that is included in the EyeQ® SoC, personnel-related expenses, including share-based compensation for employees on our operations teams, logistics and insurance costs and allocated overhead costs. As we develop and sell full systems that include hardware beyond EyeQ® SoCs, we expect that our gross margin will decrease because of the greater hardware content included in our solutions. However, as a result of a higher expected selling price for such systems, we expect our gross profit per unit will increase on a dollar basis.

Research and Development Expenses, net

Research and development expenses primarily consist of expenses related to personnel, facilities, equipment and supplies for research and development activities including share-based compensation, materials, parts and other prototype development, cloud computing services, consulting, and other professional services, including data labeling, quality assurance within the development programs, and allocated overhead costs.

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

In the three and six months ended July 1, 2023 we had no interest income (expense) with related party since the outstanding balance of both the Dividend Note and a loan to Intel were zero as of December 31, 2022. In the three and six months ended July 2, 2022, we incurred interest expense of $6 million and $5 million, respectively, which mainly relates to accrued interest on the Dividend Note to Intel.

Other financial income (expense), net, consists primarily of income related to investment in money market funds, as well as income from short term deposits and fluctuations in value due to foreign exchange differences between our monetary assets and liabilities denominated in New Israeli Shekels and to a much lesser extent, the Euro, the Chinese Yuan, the Japanese Yen, and other currencies.

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

Results of Operations

The following table sets forth our results of operations in dollars and as a percentage of revenue for the periods indicated:

	Three months Ended				Six months Ended
	July 1,		July 2,		July 1,		July 2,
	2023		2022		2023		2022
		% of		% of		% of		% of
U.S. dollars in millions	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
Revenue	$454	100%	$460	100%	$912	100%	$854	100%
Cost of revenue	230	51%	231	50%	481	53%	449	53%
Gross profit	224	49%	229	50%	431	47%	405	47%
Operating expenses:
Research and development, net	211	46%	179	39%	446	49%	359	42%
Sales and marketing	29	6%	29	6%	62	7%	64	7%
General and administrative	17	4%	11	2%	37	4%	18	2%
Total operating expenses	257	57%	219	48%	545	60%	441	52%
Operating income (loss)	$(33)	(7)%	$10	2%	$(114)	(13)%	$(36)	(4)%
Interest Income (expense) with related party, net and Other Financial Income (expense), net	15	3%	(2)	—%	23	3%	—	—%
Income (loss) before income taxes	(18)	(4)%	8	2%	(91)	(10)%	(36)	(4)%
Benefit (provision) for income taxes	(10)	(2)%	(15)	(3)%	(16)	(2)%	(31)	(4)%
Net income (loss)	$(28)	(6)%	$(7)	(2)%	$(107)	(12)%	$(67)	(8)%

(1)	Includes amortization of acquired intangible assets, as follows:

	Three months Ended		Six months Ended
	July 1,	July 2,	July 1,	July 2,
U.S. dollars in millions	2023	2022	2023	2022
Cost of revenue	$101	$115	$217	$240
Sales and marketing	17	18	34	42
Total amortization of acquired intangible assets	$118	$133	$251	$282

(2)	Includes share-based compensation expense, as follows:

	Three months Ended		Six months Ended
	July 1,	July 2,	July1,	July 2,
U.S. dollars in millions	2023	2022	2023	2022
Cost of revenue	$1	$—	$2	$—
Research and development, net	45	32	105	69
Sales and marketing	2	1	4	2
General and administrative	7	3	16	5
Total share-based compensation	$55	$36	$127	$76

Comparison of the three and six months ended July 1, 2023 and July 2, 2022

Revenue

In the three months ended July 1, 2023, revenue decreased by $6 million, or 1%, compared to the three months ended July 2, 2022. This decrease in revenue was primarily due to a decrease in sales of EyeQ® SoC and SuperVision systems.

In the six months ended July 1, 2023, revenue increased by $58 million, or 7%, compared to the six months ended July 2, 2022. This increase was primarily due to an increase of $48 million, or 6%, in EyeQ® and SuperVision sales, attributable to a 3% increase in volume and a 2% increase in Average System Price which is calculated as the sum of revenue related to EyeQ® and SuperVision systems, divided by the number of systems delivered.

Cost of Revenue

In the three months ended July 1, 2023, our cost of revenue decreased by $1 million compared to the three months ended July 2, 2022. This decrease was primarily due to a decrease of $14 million in amortization of intangible assets, offset mainly by the rise in the cost of our EyeQ® SoCs due to the global semiconductor shortage and inflationary pressures.

In the six months ended July 1, 2023, our cost of revenue increased by $32 million, or 7%, compared to the six months ended July 2, 2022. This increase was primarily due to an increase of $51 million in manufacturing costs relating primarily to increased sales of our EyeQ® SoC and our sales of SuperVision™ systems, as well as to a rise in the cost of our EyeQ® SoCs, partially offset by a decrease of $23 million in amortization expenses.

Gross Profit and margin

In the three months ended July 1 2023, our gross profit decreased by $5 million, or 2% compared to the three months ended July 2, 2022. The decrease was mainly due to a decrease in sales of EyeQ® SoCs and SuperVision systems.

In the six months ended July 1 2023, our gross profit increased by $26 million, or 6%, compared to the six months ended July 2, 2022. This increase was mainly driven by the increase in sales of both EyeQ® SoC and SuperVision™ systems.

Our gross margin remained largely consistent at 49% in the three months ended July 1, 2023, compared to 50% in the three months ended July 2, 2022. Our gross margin was 47% in both six months ended July 2, 2022 and the six months ended July 1, 2023. This is due to the fact that the downward impact of the increased cost of our EyeQ® SoCs (which was passed through as a price increase to our customers on a zero-margin basis) was mostly offset by lower impact of the cost attributable to amortization of intangible assets as a percentage of revenue.

Research and Development Expenses, net

Research and development expenses, net, in the three months ended July 1, 2023, increased by $32 million, or 18%, compared to the three months ended July 2, 2022. This increase was primarily due to an increase of $24 million in payroll and related expenses, resulting from an increase in average research and development headcount of 455 employees and an increase in payroll costs, including an increase of $13 million in share-based compensation. The remaining increase is mainly related to occupancy and related expenses associated with the lease of new office space in additional sites.

Research and development expenses, net, in the six months ended July 1, 2023, increased by $87 million, or 24%, compared to the six months ended July 2, 2022. This increase was primarily due to an increase of $67 million in payroll and related expenses, resulting from an increase in average research and development headcount of 468 employees and an increase in payroll costs, including an increase of $36 million in share-based compensation. The remaining increase is mainly related to occupancy and related expenses associated with the lease of new office space in additional sites.

Sales and Marketing Expenses

Sales and marketing expenses in the three months ended July 1 2023 remained flat compared to the three months ended July 2, 2022.

Sales and marketing expenses in the six months ended July 1 2023, decreased by $2 million, or 3%, compared to the six months ended July 1, 2023. This decrease was mainly due to a decrease of $8 million in amortization of customer relationship and brand-related intangible assets partially offset by an increase of $5 million in advertising and marketing expenses.

General and Administrative Expenses

General and administrative expenses in the three months ended July 1, 2023, increased by $6 million, or 55%, compared to the three months ended July 2, 2022. This increase was mainly due to an increase in payroll and related expenses, including an increase of $4 million in share-based compensation, as well as costs related to being a public company, partially offset by the Mobileye IPO related expenses incurred in prior year period.

General and administrative expenses in the six months ended July 1, 2023, increased by $19, or 106%, compared to the six months ended July 2, 2022. This increase was mainly due to an increase in payroll and related expenses, including an increase of $11 million in share-based compensation, as well as costs related to being a public company, partially offset by the Mobileye IPO related expenses incurred in prior year period.

Interest Income (expense) with related party, net and Other Financial Income (expense), net

Interest expense with related party, net in the three months ended July 1, 2023 was $0 million compared to $6 million in the three months ended July 2, 2022, and $0 million compared to $5 million in the six months ended July 1, 2023 and six months ended July 2, 2022, respectively. These changes were due to zero outstanding balances of both the Dividend Note and a loan to Intel as of December 31, 2022.

Other financial income, net, in the three months ended July 1, 2023, was $15 million compared to $4 million in the three months ended July 2, 2022 and $23 million compared to $5 million in the six months ended July 1, 2023 and six months ended July 2, 2022, respectively. This increase was mainly due to interest earned on investment in money market funds, as well as higher interest earned on short term bank deposits.

Benefit (Provision) for Income Tax

In the three months ended July 1, 2023, provision for income tax decreased by $5 million, compared to the three months ended July 2, 2022. This decrease was mainly driven by a change in the jurisdictional composition of our taxable income based on operational results.

In the six months ended July 1, 2023, provision for income tax decreased by $15 million, compared to the six months ended July 2, 2022. This decrease was mainly due to a withholding tax expense of $14 million related to a dividend distribution between entities within the Mobileye Group in the six months ended July 2, 2022.

Liquidity and Capital Resources

We believe we have sufficient sources of funding to meet our business requirements and plans for the next 12 months and in the longer term. Cash generated by operations is our primary source of liquidity for funding our strategic business requirements.

Our primary uses of funds have been for funding increases in headcount in our research and development departments and investments attributable to new product development, as well as for funding our capital expenditures. Our capital expenditures have related mainly to the construction of our new sites and campus, data storage and other computer related equipment and were $58 million and $53 million for the six months ended July 1, 2023 and July 2, 2022, respectively.

To fund our cash requirements in the ordinary course of business, we anticipate that we will continue to primarily rely on operating cash flows, supplemented by our total cash and cash equivalents. We expect our total capital expenditures for 2023 to be above our total capital expenditures in 2022, mainly given the expansion to additional facilities required to accommodate our headcount growth, as well as investments in equipment related to the development of our next generation products. The construction of our campus is planned to be completed in 2023, with a remaining cost we estimate to be between $30 million and $40 million. Our future capital requirements will depend on many factors, including our growth rate and the timing and extent of operating expenses.

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

Cash Flows

The following table sets forth certain consolidated statements of cash flow data:

	Six months Ended
U.S. dollars in millions	July 1, 2023	July 2, 2022
Net cash provided by operating activities	$197	$233
Net cash provided by (used in) investing activities	(58)	344
Net cash provided by (used in) financing activities	(12)	(415)
Effect of foreign exchange rate changes on cash and cash equivalents	(5)	(3)
Increase in cash, cash equivalents and restricted cash	$122	$159

Operating activities

For the six months ended July 1, 2023 compared to the six months ended July 2, 2022, the $36 million decrease in cash provided by operating activities was mainly due to an increase in inventories, as part of a planned initiative to rebuild our strategic inventory of EyeQ chips that was largely consumed during the supply chain crisis in 2021 and 2022, which was partially offset by a change in employee related balances in the first half of 2022 which was due to our recruitment of certain employees relating to the Mobileye business from Intel during the first half of 2022, as well as a decrease in accounts receivable in comparison to an increase in prior year period.

Investing activities

Net cash used in investing activities in the six months ended July 1, 2023 was $58 million, consisting of capital expenditures.

Net cash provided by investing activities in the six months ended July 2, 2022 was $344 million consisting primarily of a $397 million net loan repayment by Intel to Mobileye, partially offset by capital expenditures.

Financing activities

Net cash used in financing activities in the six months ended July 1, 2023 was $12 million, consisting of share-based compensation recharge payments made to Intel.

Net cash used in financing activities in the six months ended July 2, 2022 was $415 million, consisting primarily of $186 million share-based compensation recharge payments and $336 million dividend contribution made to Intel, partially offset by $121 million of a net contribution from Intel.

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

Severance pay liability decreased from $56 million as of December 31, 2022, to $55 million as of July 1, 2023, reflecting mainly the impact of fluctuations in value due to foreign exchange differences between New Israeli Shekel and USD.

Indebtedness

We have several bank guarantees aggregating approximately $15 million (mainly denominated in New Israeli Shekels) mainly in connection with lease agreements and import of vehicles.

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

Set forth below is the reconciliation of gross profit to Adjusted Gross Profit and the calculations of gross margin and Adjusted Gross Margin:

	Three months Ended				Six months Ended
	July 1, 2023		July 2, 2022		July 1, 2023		July 2, 2022
U.S. dollars in millions	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Gross profit and margin	$224	49%	$229	50%	$431	47%	$405	47%
Add: Amortization of acquired intangible assets	101	22%	115	25%	217	24%	240	28%
Add: Share-based compensation expense	1	—%	—	—%	2	—%	—	—%
Adjusted gross profit and margin	$326	72%	$344	75%	$650	71%	$645	76%

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

Our Adjusted Gross Margin decreased from 75% for the three months ended July 2, 2022 to 72% for the three months ended July 1, 2023 and from 76% for the six months ended July 2, 2022 to 71% for the six months ended July 1, 2023. The decrease in both periods was primarily due to increased cost of our EyeQ® SoCs, due to the global semiconductor shortage and inflationary pressures, which was passed through as a price increase to our customers at the beginning of 2023 on a zero-margin basis.

Adjusted Operating Income and Margin

We define Adjusted Operating Income as operating loss presented in accordance with GAAP, adjusted to exclude amortization of acquisition related intangibles, share-based compensation expenses and expenses related to the Mobileye IPO. Operating margin is calculated as operating loss divided by total revenue, and Adjusted Operating Margin is calculated as Adjusted Operating Income divided by total revenue.

Set forth below is the reconciliation of operating income (loss) to Adjusted Operating Income and the calculations of Operating Margin and Adjusted Operating Margin:

	Three months Ended				Six months Ended
	July 1, 2023		July 2, 2022		July 1, 2023		July 2, 2022
U.S. dollars in millions	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Operating income (loss) and operating margin	$(33)	(7)%	$10	2%	$(114)	(13)%	$(36)	(4)%
Add: Amortization of acquired intangible assets	118	26%	133	29%	251	28%	282	33%
Add: Share-based compensation expense	55	12%	36	8%	127	14%	76	9%
Add: Expenses related to the IPO	—	—%	3	1%	—	—%	3	—%
Adjusted operating income and margin	$140	31%	$182	40%	$264	29%	$325	38%

The three months ended July 1, 2023 ended with an operating loss of $33 million compared to a $10 million operating income in the three months ended July 2, 2022, and with an operating loss higher by $78 million in the six months ended July 1, 2023 compared to the six months ended July 2, 2022, mainly due to an increase in share-based compensation expense, as well as an increase in research and development expenses attributable to headcount growth, partially offset by a decrease in amortization expense of acquired intangible assets.

Our Adjusted Operating Income decreased by $42 million in the three months ended July 1, 2023 compared to the three months ended July 2, 2022, and by $61 million in the six months ended July 1, 2023 compared to the six months ended July 2, 2022. The decrease in both periods was primarily due to an increase in research and development expenses attributable to headcount growth.

Our Adjusted Operating Margin decreased from 40% for the three months ended July 2, 2022 to 31% for the three months ended July 1, 2023, and from 38% for the six months ended July 2, 2022 to 29% for the six months ended July 1, 2023, mainly due to an increase in research and development expenses attributable to headcount growth, as well as lower Adjusted Gross Margin.

Adjusted Net Income

We define Adjusted Net Income as net loss presented in accordance with GAAP, adjusted to exclude amortization of acquisition related intangibles, share-based compensation expense and expenses related to the Mobileye IPO, as well as the related income tax effects. Income tax effects have been calculated using the applicable statutory tax rate for each adjustment taking into consideration the associated valuation allowance impacts. The adjustment for income tax effects consists primarily of the deferred tax impact of the amortization of acquired intangible assets.

Set forth below is the reconciliation of net income (loss) to Adjusted Net Income:

	Three months Ended				Six months Ended
	July 1, 2023		July 2, 2022		July 1, 2023		July 2, 2022
U.S. dollars in millions	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Net income (loss)	$(28)	(6)%	$(7)	(2)%	$(107)	(12)%	$(67)	(8)%
Add: Amortization of acquired intangible assets	118	26%	133	29%	251	28%	282	33%
Add: Share-based compensation expense	55	12%	36	8%	127	14%	76	9%
Add: Expenses related to the IPO	—	—%	3	1%	—	—%	3	—%
Less: Income tax effects	(10)	(2)%	(9)	(2)%	(21)	(2)%	(18)	(2)%
Adjusted net income	$135	30%	$156	34%	$250	27%	$276	32%

Our net loss increased by $21 million in the three months ended July 1, 2023, compared to the three months ended July 2, 2022, and by $40 million in the six months ended July 1, 2023, compared to the six months ended July 2, 2022. The increase in both periods was mainly as a result of an increase in share-based compensation expense, as well as an increase in research and development expenses attributable to headcount growth, partially offset by a decrease in amortization expense of acquired intangible assets.

Our Adjusted Net Income decreased by $21 million in the three months ended July 1, 2023, compared to the three months ended July 2, 2022, and by $26 million in the six months ended July 1, 2023, compared to the six months ended July 2, 2022, primarily due to an increase in research and development expenses attributable to headcount growth.

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

The U.S. dollar is our functional currency. Substantially all our revenue was denominated in U.S. dollars for all periods presented; however certain expenses comprising our cost of revenue and operating expenses were denominated in New Israeli Shekels, mainly payroll. As a result, our condensed consolidated financial statements are subject to fluctuations due to changes in exchange rates as our operating expenses, denominated in New Israeli Shekels, are remeasured from New Israeli Shekels into U.S. dollars.

We have attempted to minimize foreign currency risk, primarily by entering into a hedging services agreement with Intel during 2021. Intel centrally hedges its forecast cash flow exposure to the U.S. dollar / New Israeli Shekel exchange rates, and according to the agreement, we have been entitled to a certain allocation of the gains and losses arising from the execution of the hedging contracts. During the fourth quarter of 2022, we de-designated the remaining cash flow hedges for forecasted operating expenses denominated in ILS and will no longer be participating in Intel’s corporate hedging program. We plan to reassess what, if any, hedging arrangements we will have in subsequent fiscal years.

If the New Israeli Shekel had strengthened by 10% against the U.S. dollar, it would have decreased our cash flows by approximately $14 million in the six months ended July 1, 2023. This exposure to U.S. dollar / New Israeli Shekel exchange rates results from the three months ended July 1, 2023, since in the first quarter of 2023 we were still affected by the hedging program with Intel and therefore the effect of the exchange rates would not have had a material impact on our cash flows. The effect of a 10% change in the U.S. dollar / New Israeli Shekel exchange rate would not have had a material impact on our cash flows in the six months ended July 2, 2022 due to our hedging services agreement with Intel.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended July 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sale of Unregistered Securities

There were no sales of unregistered equity securities during the three months ended July 1, 2023.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended July 1, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Mobileye securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1” trading arrangement.

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
101*

The following financial statements from Mobileye Global Inc.’s Quarterly Report on Form 10-Q for the three months ended April 1, 2023, filed with the Securities and Exchange Commission on May 11, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

*Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mobileye Global Inc.
Date: August 10, 2023
	By:	/s/ Professor Amnon Shashua
Professor Amnon Shashua
Chief Executive Officer, President and Director (Principal Executive Officer)

	By:	/s/ Moran Shemesh Rojansky
Moran Shemesh Rojansky
Acting Chief Financial Officer (Principal Financial and Accounting Officer)