Form 10-Q
period 2023-09-30
Mobileye Global Inc.
filed 2023-11-09
CIK 1910139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Yes ☐ No ☒

There were 94,647,954 shares of Class A common stock, $0.01 par value, outstanding at November 2, 2023.

MOBILEYE GLOBAL INC.

FORM 10-Q

For the quarterly period ended September 30, 2023

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

Part 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOBILEYE GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
U.S. dollars in millions	2023	2022
Assets
Current assets
Cash and cash equivalents	$1,193	$1,024
Trade accounts receivable, net	281	269
Inventories	354	113
Other current assets	80	110
Total current assets	$1,908	$1,516
Non-current assets
Property and equipment, net	426	384
Intangible assets, net	2,165	2,527
Goodwill	10,895	10,895
Other long-term assets	111	119
Total non-current assets	13,597	13,925
TOTAL ASSETS	$15,505	$15,441
Liabilities and Equity
Current liabilities
Accounts payable and accrued expenses	221	189
Employee related accrued expenses	79	88
Related party payable	44	73
Other current liabilities	47	34
Total current liabilities	391	384
Non-current liabilities
Long-term employee benefits	53	56
Deferred tax liabilities	149	162
Other long-term liabilities	39	45
Total non-current liabilities	241	263
TOTAL LIABILITIES	$632	$647
Equity
Class A common stock: $0.01 par value; 4,000,000,000 shares authorized; shares issued and outstanding: 94,164,300 as of September 30, 2023 and 51,911,905 as of December 31, 2022	1	1
Class B common stock: $0.01 par value; 1,500,000,000 shares authorized; shares issued and outstanding: 711,500,000 as of September 30, 2023 and 750,000,000 as of December 31, 2022	7	8
Additional paid-in capital	14,898	14,737
Accumulated other comprehensive income (loss)	—	(9)
Retained earnings (accumulated deficit)	(33)	57
TOTAL EQUITY	14,873	14,794
TOTAL LIABILITIES AND EQUITY	$15,505	$15,441

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MOBILEYE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three months ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
U.S. dollars in millions, except per share amounts	2023	2022	2023	2022
Revenue	$530	$450	$1,442	$1,304
Cost of revenue	258	233	739	682
Gross profit	272	217	703	622
Research and development, net	218	206	664	565
Sales and marketing	28	27	90	91
General and administrative	18	9	55	27
Total operating expenses	264	242	809	683
Operating income (loss)	8	(25)	(106)	(61)
Interest income with related party	—	5	—	9
Interest expense with related party	—	(11)	—	(20)
Other financial income (expense), net	15	1	38	6
Income (loss) before income taxes	23	(30)	(68)	(66)
Benefit (provision) for income taxes	(6)	(15)	(22)	(46)
Net income (loss)	$17	$(45)	$(90)	$(112)
Earnings (loss) per share attributed to Class A and Class B stockholders:
Basic	$0.02	$(0.06)	$(0.11)	$(0.15)
Diluted	$0.02	$(0.06)	$(0.11)	$(0.15)
Weighted-average number of shares used in computation of earnings (loss) per share attributed to Class A and Class B stockholders (in millions):
Basic	806	750	804	750
Diluted	810	750	804	750
Net income (loss)	17	(45)	(90)	(112)
Other comprehensive income (loss), net of tax	—	6	9	(23)
TOTAL COMPREHENSIVE INCOME (LOSS)	$17	$(39)	$(81)	$(135)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MOBILEYE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

						Retained
	Common Stock		Additional		Accumulated Other	Earnings	Total
	Number of		paid-in	Parent Net	Comprehensive	(Accumulated	Shareholders’
U.S. dollars in millions, except per share amounts	shares	Amount	capital	Investment	Income (Loss)	deficit)	Equity
Three Months Ended
Balance as of July 1, 2023	806	$8	$14,842	$—	$—	$(50)	$14,800
Net income (loss)	—	—	—	—	—	17	17
Share-based compensation expense	—	—	63	—	—	—	63
Recharge to Parent for Share-based compensation	—	—	(7)	—	—	—	(7)
Balance as of September 30, 2023	806	8	14,898	—	—	(33)	14,873

Balance as of July 2, 2022	—	$—	$—	$11,223	$(24)	$—	$11,199
Net income (loss)	—	—	—	(45)	—	—	(45)
Other comprehensive income (loss), net	—	—	—	—	6	—	6
Tax sharing agreement with Parent	—	—	—	(9)	—	—	(9)
Net transfer from (to) Parent	—	—	—	9	—	—	9
Balance as of October 1, 2022	—	$—	$—	$11,178	$(18)	$—	$11,160

Nine Months Ended
Balance as of December 31, 2022	802	$9	$14,737	$—	$(9)	$57	$14,794
Net income (loss)	—	—	—	—	—	(90)	(90)
Other comprehensive income (loss), net	—	—	—	—	9	—	9
Share-based compensation expense	—	—	190	—	—	—	190
Recharge to Parent for Share-based compensation	—	—	(29)	—	—	—	(29)
Issuance of common stock under employee share-based compensation plans	4	—	—	—	—	—	—
Secondary offering	—	*	—	—	—	—	*
Balance as of September 30, 2023	806	$8	$14,898	$—	$—	$(33)	$14,873

Balance as of December 25, 2021	—	$—	$—	$15,884	$5	$—	$15,889
Net income (loss)	—	—	—	(112)	—	—	(112)
Other comprehensive income (loss), net	—	—	—	—	(23)	—	(23)
Equity transaction in connection with the legal purchase of Moovit entities	—	—	—	(900)	—	—	(900)
Dividend Note with related party	—	—	—	(3,500)	—	—	(3,500)
Dividend distribution	—	—	—	(336)	—	—	(336)
Tax sharing agreement with Parent	—	—	—	(16)	—	—	(16)
Net transfer from (to) Parent	—	—	—	158	—	—	158
Balance as of October 1, 2022	—	$—	$—	$11,178	$(18)	$—	$11,160

*Rounding of Class A and Class B share amounts due to Secondary offering.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MOBILEYE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended
	September 30,	October 1,
U.S. dollars in millions	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(90)	$(112)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	24	17
Share-based compensation	190	112
Amortization of intangible assets	362	413
Exchange rate differences on cash and cash equivalents	9	6
Deferred income taxes	(13)	(8)
Interest on Dividend Note to related party, net	—	20
Interest with related party, net	16	20
Other	(1)	(3)
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts receivable	6	(67)
Decrease (increase) in other current assets	16	28
Decrease (increase) in inventories	(241)	(8)
Increase (decrease) in accounts payable, accrued expenses and related party payable	21	22
Increase (decrease) in employee-related accrued expenses and long term benefits	(12)	(67)
Increase (decrease) in other current liabilities	(5)	10
Decrease (increase) in other long term assets	3	15
Increase (decrease) in long term liabilities	—	(3)
Net cash provided by operating activities	285	395
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(75)	(79)
Repayment of loan due from related party	—	734
Issuance of loan to related party	—	(336)
Net cash provided by (used in) investing activities	(75)	319
CASH FLOWS FROM FINANCING ACTIVITIES
Net transfers from Parent	—	99
Dividend paid	—	(336)
Share-based compensation recharge	(29)	(200)
Deferred offering costs	—	(14)
Net cash provided by (used in) financing activities	(29)	(451)
Effect of foreign exchange rate changes on cash and cash equivalents	(9)	(6)
Increase in cash, cash equivalents and restricted cash	172	257
Balance of cash, cash equivalents and restricted cash, at beginning of year	1,035	625
Balance of cash, cash equivalents and restricted cash, at end of period	$1,207	$882
Supplementary non-cash investing and financing activities:
Non-cash purchase of property and equipment	$5	$9
Non-cash share based compensation recharge	—	9
Equity transaction in connection with the legal purchase of Moovit entities	—	900
Dividend Note with related party	—	3,500
Non cash deferred offering costs	—	1
Tax sharing agreement with Parent	—	16
Supplemental cash flow information:
Cash received (paid) for income taxes, net of refunds	$(45)	$(40)
Interest received from related party	16	29

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

The results of operations for the three and nine months ended September 30, 2023 shown in this report are not necessarily indicative of the results to be expected for the full year ending 2023. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2022.

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

Cash, cash equivalents and restricted cash

The following is a reconciliation of the cash, cash equivalents and restricted cash as of each period end:

	As of
U.S. dollars in millions	September 30, 2023	December 31, 2022
Cash	$60	$188
Short term deposits	115	285
Money market funds	1,018	551
Restricted cash (within other current and other long-term assets)	14	11
Cash, cash equivalents and restricted cash	$1,207	$1,035

Fair value measurement

The carrying value of short term deposits classified as cash equivalents approximates their fair value due to the short maturity of these items.

The Company’s investment in money market funds is measured at fair value and consists of financial assets for which quoted prices are available in an active market. Interest income related to money market funds for the three and nine months ended September 30, 2023 amounted to $15 million and $35 million, respectively.

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

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Participation in expenses for research and development projects are recognized on the basis of the costs incurred and are netted against research and development expenses in the condensed consolidated statements of operations and comprehensive income (loss). Research and development reimbursements of $24 million and $15 million were offset against research and development costs in the three months ended September 30, 2023 and October 1, 2022, respectively; and $57 million and $40 million were offset in the nine months ended September 30, 2023 and October 1, 2022, respectively.

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

During the fourth quarter of 2022, the Company de-designated its remaining cash flow hedges for forecasted operating expenses denominated in ILS. As the hedged transactions and cash flows related to the outstanding instruments were expected to occur as originally forecasted, the associated gains and losses deferred in accumulated other comprehensive income (loss) on the Company’s consolidated balance sheet were reclassified into earnings in the same period or periods during which the originally hedged transactions affect earnings. Any subsequent changes in the fair value of the outstanding derivative instruments after the de-designation and termination of hedge accounting were immediately reflected in operating expenses. As of September 30, 2023, there are no outstanding hedging instruments and all of the related accumulated other comprehensive income (loss) was reclassified into the statement of operations and comprehensive income (loss).

The notional amount and fair value of derivatives outstanding at Intel on behalf of Mobileye were:

	As of
U.S. dollars in millions	September 30, 2023	December 31, 2022
Notional amount of derivatives	$—	$93
Fair value of derivatives receivable from (payable to) Intel	$—	$(9)

The change in accumulated other comprehensive income (loss) relating to gains (losses) on derivatives used for hedging was as follows:

	Three Months Ended		Nine Months Ended
U.S. dollars in millions	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Other comprehensive income (loss) before reclassifications	$—	$1	$—	$(30)
Amounts reclassified out of accumulated other comprehensive income (loss)	—	6	10	6
Tax effects	—	(1)	(1)	1
Other comprehensive income (loss), net	$—	$6	$9	$(23)

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

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the periods presented in the condensed consolidated financial statements, certain components of the Company’s business operations were included in the consolidated U.S. domestic income tax return filed by the Company’s Parent. The Company also files various foreign income tax returns on a separate basis, distinct from its Parent. The income tax provision included in the Company’s condensed consolidated financial statements has been calculated using the separate return method, as if the Company had filed its own tax returns.

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

The Company’s accounts receivables are derived primarily from sales to Tier 1 suppliers to the automotive manufacturing industry located mainly in the U.S., Europe, and China. Concentration of credit risk with respect to accounts receivables is mitigated by credit limits, ongoing credit evaluation, and account monitoring procedures. Credit is granted based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Trade accounts receivable are typically due from customers within 30 to 60 days. The Company performs ongoing credit evaluations of its customers and has not experienced any material losses in the periods presented. The Company establishes credit losses for accounts receivable by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history from such customers, and the customers’ current ability to pay its obligation to the Company. As of September 30, 2023 and December 31, 2022, the credit losses for accounts receivable were not material. The Company writes off accounts receivable when they are deemed uncollectible. For the three and nine months ended September 30, 2023 and October 1, 2022, the charge-offs and recoveries in relation to the credit losses accounts were not material.

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

NOTE 3 - OTHER FINANCIAL STATEMENT DETAILS

Inventories:

	As of
U.S. dollars in millions	September 30, 2023	December 31, 2022
Raw materials	$52	$41
Work in process	2	—
Finished goods	300	72
Total inventories	$354	$113

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Inventory write-downs and write-offs were not material for the periods presented in these condensed consolidated financial statements.

Property and equipment, net:

	As of
U.S. dollars in millions	September 30, 2023	December 31, 2022
Computers, electronic equipment and software	$148	$124
Vehicles	14	13
Office furniture and equipment	4	4
Leasehold improvements	42	22
Construction in process	323	302
Total property and equipment, gross	$531	$465
Less: accumulated depreciation	(105)	(81)
Total property and equipment, net	$426	$384

Depreciation expenses totaled $9 million and $7 million for the three months ended September 30, 2023 and October 1, 2022, respectively; and $24 million and $17 million for the nine months ended September 30, 2023 and October 1, 2022, respectively.

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

Restricted Stock Units

The RSUs activity for the nine months ended September 30, 2023 for RSUs granted to Company’s employees under the 2022 Plan was as follows:

		Weighted average grant
	Number of RSUs	date fair value
	In thousands	U.S. dollars
Outstanding as of December 31, 2022	12,564	$21.0
Granted	6,180	40.2
Vested	(3,752)	21.0
Forfeited	(230)	24.4
Outstanding as of September 30, 2023	14,762	$29.0

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The RSUs activity for the three months ended September 30, 2023 for RSUs granted to Company’s employees under the 2022 Plan was as follows:

		Weighted average grant
	Number of RSUs	date fair value
	In thousands	U.S. dollars
Options outstanding as of July 1, 2023	9,354	$22.2
Granted	5,524	40.4
Vested	(2)	35.1
Forfeited	(114)	26.7
Outstanding as of September 30, 2023	14,762	$29.0

As of September 30, 2023, the unrecognized compensation cost related to all unvested RSUs granted under the 2022 Plan, was $327 million, which is expected to be recognized as expense over a weighted-average period of 2.4 years.

Intel Plan

Prior to the Mobileye IPO, since 2017, employees of the Company had been incentivized and rewarded through the grant of Intel equity awards under Intel’s equity incentive plan which contains only a service condition. The equity awards granted generally vest over the course of three years from the grant date.

Options

Outstanding and exercisable options for Intel’s common stock under Intel’s plan as of September 30, 2023 were as follows:

	Outstanding			Exercisable
		Weighted average
	Number of	remaining	Weighted average	Number of	Weighted average
Exercise price	options	contractual life	exercise price	options	exercise price
U.S. dollars	In thousands	In years	U.S. dollars	In thousands	U.S. dollars
$ 4.0 - 21.6	59	2.3	$6.2	52	$4.1
$ 22.4 - 24.3	21	0.3	22.9	21	22.9
$55.2	68	5.5	55.2	68	55.2
Total	148	3.5	$30.9	141	$31.4

The option activity for the nine months ended September 30, 2023 for options granted to the Company’s employees for Intel’s common stock was as follows:

		Weighted average	Weighted	Aggregated
	Number of	remaining	average	intrinsic
	options	contractual Life	exercise price	value(1)
	In thousands	In years	U.S. dollars	U.S. dollars in millions
Options outstanding as of December 31, 2022	2,270	0.8	$27.1	$1
Exercised	(23)	—	22.2	—
Expired	(2,099)	—	26.9	—
Options outstanding as of September 30, 2023	148	3.5	$30.9	$2
Options exercisable as of September 30, 2023	141	3.6	$31.4	$2

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The option activity for the three months ended September 30, 2023 for options granted to the Company’s employees for Intel’s common stock was as follows:

		Weighted average	Weighted	Aggregated
	Number of	remaining	average	intrinsic
	options	contractual Life	exercise price	value(1)
	In thousands	In years	U.S. dollars	U.S. dollars in millions
Options outstanding as of July 1, 2023	2,252	0.4	$27.1	$16
Exercised	(5)	—	21.9	—
Expired	(2,099)	—	26.9	—
Options outstanding as of September 30, 2023	148	3.5	$30.9	$2
Options exercisable as of September 30, 2023	141	3.6	$31.4	$2
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of Intel’s ordinary share. On September 30, 2023, Intel’s ordinary share price was $35.6. This represents the potential pre-tax amount receivable by the option holders had all option holders exercised their options as of such date.
(2)The remaining options expected to vest as of September 30, 2023 are 7 thousand options with an average weighted exercise price of $21.6.

RSUs

The RSUs activity for the nine months ended September 30, 2023 for RSUs granted to the Company’s employees for Intel’s common stock was as follows:

		Weighted average
	Number of RSUs	grant date fair value
	In thousands	U.S. dollars
Outstanding as of December 31, 2022	5,692	$44.8
Vested	(881)	45.5
Forfeited	(216)	45.7
Outstanding as of September 30, 2023	4,595	$44.6

The RSUs activity for the three months ended September 30, 2023 for RSUs granted to the Company’s employees for Intel’s common stock was as follows:

		Weighted average
	Number of RSUs	grant date fair value
	In thousands	U.S. dollars
Outstanding as of July 1, 2023	4,848	$44.5
Vested	(178)	40.7
Forfeited	(75)	45.0
Outstanding as of September 30, 2023	4,595	$44.6

Unrecognized expenses

As of September 30, 2023, the unrecognized compensation cost related to stock options and RSUs granted under the Intel 2006 Plan was $108 million, which will be recognized over a weighted average period of 1.1 years.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Share-based compensation expense summary (for both Mobileye and Intel Plans)

Share-based compensation expenses included in the condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three months ended		Nine months ended
U.S. dollars in millions	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Cost of revenue	$—	$—	$2	$—
Research and development, net	53	32	158	101
Sales and marketing	2	1	6	3
General and administrative	8	3	24	8
Total share-based compensation	$63	$36	$190	$112

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

On June 12, 2023, we completed the Secondary Offering, pursuant to which 38,500,000 shares of Class B common stock held by Intel were converted into an equal number of shares of Class A common stock. Accordingly, as of September 30, 2023, we have 711,500,000 Class B shares, all held by Intel, and 94,164,300 Class A shares, both of which are utilized for the calculation of basic and diluted EPS. The outstanding Class A shares also include shares issued upon vesting of outstanding RSUs, see note 4.

For the three and nine months ended September 30, 2023, the computation of diluted earnings (loss) per share attributable to common stockholders does not include 5.5 million and 14.9 million potential common shares, respectively, related to restricted stock units granted under the 2022 Plan to the Company’s employees, as the effect of their inclusion would have been anti-dilutive.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the calculation of basic earnings (loss) per share for the periods presented:

	Three months ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
In millions, except per share amounts	2023	2022	2023	2022
Numerator:
Net income (loss)	$17	$(45)	$(90)	$(112)
Denominator:
Weighted average common shares - basic	806	750	804	750
Dilutive effect of unvested RSU awards	4	—	—	—
Weighted average common shares - diluted	810	750	804	750
Earnings (loss) per share:
Basic	0.02	(0.06)	(0.11)	(0.15)
Diluted	$0.02	$(0.06)	$(0.11)	$(0.15)

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

Any differences between taxes currently payable to the Company’s Parent under the Tax Sharing Agreement and the current tax provision computed on a separate return basis, is reflected as adjustments to additional paid-in capital (see also Note 2). There was no adjustment to additional paid-in capital for the three and nine months ended September 30, 2023, based on estimates of forecasted 2023 US taxes payable under the separate return method for those periods. The adjustment to additional paid-in capital for the three and nine months ended October 1, 2022 was a decrease of $9 million and $16 million, respectively, because amounts payable under the Tax Sharing Agreement exceeded the amounts calculated under the separate return method.

The tax expense for the nine months ended September 30, 2023 and October 1, 2022 was unfavorably impacted by a valuation allowance for certain jurisdictions. The decrease in tax expense was driven by a change in the jurisdictional composition of our taxable income based on operational results and the recognition of discrete tax items in 2022. Additionally, an accrued withholding tax expense of $14 million related to a dividend distribution between entities within the Mobileye Group that was recorded in the nine months ended October 1, 2022. As the Company has jurisdictions that have sustained recent losses based on the separate return method, a valuation allowance is required for deferred tax assets for which no benefit can be currently realized.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 - RELATED PARTIES TRANSACTIONS

The Company has entered into a series of related party arrangements with Intel. For further description of the arrangements refer to Note 9 of the notes to consolidated financial statement for the year ended December 31, 2022.

Stock Compensation Recharge Agreement

The Company entered into a stock compensation recharge agreement with Intel, which requires the Company to reimburse Intel for certain amounts relating to the value of share-based compensation provided to the Company’s employees for RSUs or stock options exercisable in Intel stock. The liability associated with the stock compensation recharge agreement that is reflected on the condensed consolidated balance sheets, under related party payable was approximately $1 million and $1 million as of September 30, 2023 and December 31, 2022, respectively. The reimbursement amounts recorded as an adjustment to additional paid-in capital (and to parent net investment prior to the Mobileye IPO) in the condensed consolidated statement of changes in equity were $7 million and $5 million for the three months ended September 30, 2023 and October 1, 2022, respectively and $29 million and $45 million for the nine months ended September 30, 2023 and October 1, 2022, respectively.

Lease agreements

Under lease agreements with Intel, the Company leases office space in Intel’s buildings. The costs are included in the condensed consolidated statements of operations and comprehensive income (loss) primarily on a specific and direct attribution basis. The leasing costs for the three months ended September 30, 2023 and October 1, 2022, were $1.2 million and $1.3 million, respectively and $3.6 million and $2.0 million for the nine months ended September 30, 2023 and October 1, 2022, respectively.

Other services to a related party

The Company reimbursed its Chief Executive Officer for reasonable travel related expenses incurred while conducting business on behalf of the Company. Travel related reimbursements totaled $0.5 million and $0.5 million for the three months ended September 30, 2023 and October 1, 2022, respectively and $1.7 million and $0.8 million for the nine months ended September 30, 2023 and October 1, 2022, respectively.

Administrative Services Agreement

Under the Administrative Services Agreement, effective as of the completion of the Mobileye IPO, Intel provides the Company with administrative, financial, legal, tax, and other services. The Company pays fees to Intel for the services rendered based on pricing per service agreed between the Company and Intel.

The costs incurred under this agreement for the three and nine months ended September 30, 2023 were $1.7 million and $2.9 million, respectively.

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

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The amount incurred under this agreement for the three and nine months ended September 30, 2023 were $1.4 million and $3.8 million, respectively.

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

There were no amounts received or receivable from Intel under this agreement for the three and nine months ended September 30, 2023.

Tax Sharing Agreement

The Tax Sharing Agreement establishes the respective rights, responsibilities and obligations of the Company and Intel after the completion of the Mobileye IPO with respect to tax matters, including the amount of cash the Company will pay to Intel for its share of the tax liability owed on the consolidated filings in which the Company or any of the Company’s subsidiaries are included, audit or other tax proceedings. As of September 30, 2023 and December 31, 2022, the related party payable to Intel, pursuant to the Tax Sharing Agreement was $34 million.

NOTE 8 - IDENTIFIED INTANGIBLE ASSETS

	As of
U.S. dollars in millions	September 30, 2023			December 31, 2022
		Accumulated			Accumulated
	Gross Assets	Amortization	Net	Gross Assets	Amortization	Net
Developed technology	$3,705	$1,913	$1,792	$3,973	$1,870	$2,103
Customer relationships & brands	786	413	373	786	362	424
Total	$4,491	$2,326	$2,165	$4,759	$2,232	$2,527

The following table presents the amortization expenses recorded for these identified intangible assets and their weighted average useful lives:

	Three months ended		Nine months ended
					Weighted
	September 30,	October 1,	September 30,	October 1,	Average
U.S. dollars in millions	2023	2022	2023	2022	Useful Life
Developed technology	$94	$115	$311	$355	10
Customer relationships & brands	17	16	51	58	12
Total amortization expenses	$111	$131	$362	$413

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company expects future amortization expenses for the next five years and thereafter to be as follows:

	Remainder
U.S. dollars in millions	of 2023	2024	2025	2026	2027	Thereafter	Total
Future amortization expenses	$112	$445	$443	$332	$179	$654	$2,165

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

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following are segment results for each period as follows:

	Three months ended September 30, 2023
			Amounts not
			allocated to
U.S. dollars in millions	Mobileye	Other	segments	Consolidated
Revenues	$521	$9	$—	$530
Cost of revenues	163	1	94	258
Research and development, net	208	10	—	218
Sales and marketing	8	3	17	28
General and administrative	15	3	—	18
Segment performance	$127	$(8)	$(111)	$8
Other financial income (expense), net	—	—	—	15
Income (loss) before taxes on income	—	—	—	23
Share-based compensation	59	4	—	63
Depreciation of property and equipment	9	—	—	9

	Three months ended October 1, 2022
			Amounts not
			allocated to
U.S. dollars in millions	Mobileye	Other	segments	Consolidated
Revenues	$443	$7	$—	$450
Cost of revenues	117	1	115	233
Research and development, net	196	10	—	206
Sales and marketing	8	3	16	27
General and administrative	5	3	1	9
Segment performance	$117	$(10)	$(132)	$(25)
Interest income (expense) with related party, net	—	—	—	(6)
Other financial income (expense), net	—	—	—	1
Income (loss) before taxes on income	—	—	—	(30)
Share-based compensation	32	4	—	36
Depreciation of property and equipment	7	—	—	7

	Nine months ended September 30, 2023
			Amounts not
			allocated to
U.S. dollars in millions	Mobileye	Other	segments	Consolidated
Revenues	$1,417	$25	$—	$1,442
Cost of revenues	424	4	311	739
Research and development, net	633	31	—	664
Sales and marketing	30	9	51	90
General and administrative	47	8	—	55
Segment performance	$283	$(27)	$(362)	$(106)
Other financial income (expense), net	—	—	—	38
Income (loss) before taxes on income	—	—	—	(68)
Share-based compensation	175	15	—	190
Depreciation of property and equipment	24	—	—	24

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Nine months ended October 1, 2022
			Amounts not
			allocated to
U.S. dollars in millions	Mobileye	Other	segments	Consolidated
Revenues	$1,286	$18	$—	$1,304
Cost of revenues	324	3	355	682
Research and development, net	534	31	—	565
Sales and marketing	24	9	58	91
General and administrative	14	9	4	27
Segment performance	$390	$(34)	$(417)	$(61)
Interest income (expense) with related party, net	—	—	—	(11)
Other financial income (expense), net	—	—	—	6
Income (loss) before taxes on income	—	—	—	(66)
Share-based compensation	101	11	—	112
Depreciation of property and equipment	17	—	—	17

Total revenues based on the country that the product was shipped to were as follows:

	Three months ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
U.S. dollars in millions	2023	2022	2023	2022
China	154	126	423	360
USA	122	113	295	342
Germany	98	72	267	174
South Korea	37	31	118	86
United Kingdom	31	52	108	165
Poland	22	14	64	58
Czech Republic	11	—	41	—
Hungary	30	25	64	62
Rest of World	25	17	62	57
Total	$530	$450	$1,442	$1,304

We generate the majority of our revenue from the sale of our EyeQ® SoCs to OEMs through sales to Tier 1 automotive suppliers. EyeQ® SoC sales represented approximately 89% and 88% of our revenue for each of the three months ended September 30, 2023 and October 1, 2022, respectively and 90% and 90% of our revenue for each of the nine months ended September 30, 2023 and October 1, 2022, respectively.

Major Customers

Revenue from major customers that amount to 10% or more of total revenue:

	Three months ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Percent of total revenues:
Customer A	27%	31%	28%	39%
Customer B	26%	19%	26%	17%
Customer C	15%	16%	14%	15%

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Accounts receivable balances of major customers that amount to 10% or more of total accounts receivable balance:

	As of
	September 30,	December 31,
	2023	2022
Percent of total accounts receivables balance:
Customer A	32%	32%
Customer B	16%	19%
Customer C	22%	25%

NOTE 10 - SUBSEQUENT EVENTS

In October 2023, the Company’s compensation committee approved the issuance of restricted stock units to be issued under our 2022 Equity Incentive Plan. The total aggregate fair value of RSUs granted was $20.8 million, which consisted of 582 thousand RSUs, which will vest over a service period of three years.

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

As of September 30, 2023, our solutions had been installed in approximately 800 vehicle models (including local country, year, and other vehicle model variations), and our System-on-Chips (“SoCs”) had been deployed in over 160 million vehicles. We are actively working with more than 50 Original Equipment Manufacturers (“OEMs”) worldwide on the implementation of our ADAS solutions. In the nine months ended September 30, 2023, we shipped approximately 25.9 million of our systems, the substantial majority of which were EyeQ® SoCs. This represents an increase from the approximately 24.0 million of our systems that we shipped in the nine months ended October 1, 2022.

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

Operations in Israel.

On October 7, 2023, Hamas launched a series of attacks from the Gaza Strip on civilian and military targets in southern Israel, to which the Israel Defense Forces have responded. Our business activities in Israel continue to operate at their normal capacity without major disruption and we do not have customers who are based in Israel. At this stage, we expect that the current conflict in the Gaza Strip and the security escalation in Israel will not have a material impact on our business results in the short term. Approximately 16% of our employees have been called to reserve duty in the Israel Defense Forces and we have provided employees more flexibility to work from home on an as needed basis. However, since this is an event beyond our control, its continuation or cessation may affect our expectations. We continue to monitor political and military developments closely and examine the consequences for our operations and assets.

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

Key Factors Affecting Our Performance

We believe there are several important factors that have affected and that we expect to continue to affect our results of operations:

Global demand for automotive vehicles. Our business performance is related to global automotive sales and automotive vehicle production by our OEM customers. Economic conditions in North America, Europe and Asia can have a large impact on the production volume of new vehicles, and, accordingly, have an impact on our revenue. Our OEM customers’ production can vary from period to period due to global demand, market conditions and competitive conditions, as well as other factors, including the effects of the COVID-19 pandemic. While the automotive industry is showing recovery from the COVID-19 pandemic, with approximately 6% growth in global vehicle production year over year in 2022, production in 2022 was still approximately 8% below the 2019 level. Moreover, automakers continue to face supply chain shortages, and we expect that global vehicle production will remain below pre-COVID-19 pandemic levels in 2023. Furthermore, current uncertain economic conditions and inflation may contribute to a reduction in consumer demand, which may reduce vehicle production over at least the next several quarters. For example, in the first quarter of 2023, the Chinese electric vehicle market was negatively impacted by price reductions by a global electric vehicle OEM, reduction in government electric vehicle subsidies, and general economic weakness in the country. Our current primary customer for SuperVisionTM reduced orders for this product for calendar year 2023 as a result. In addition, in prior periods, certain Tier 1 customers increased their orders for components and parts, including our solutions, to counteract the impact of supply chain shortages for auto parts, and we expect these Tier 1 customers will utilize accrued inventory on hand before placing new orders to meet the demand of OEMs in current or future periods. As a result, some demand for our solutions and the corresponding revenue from these customers were shifted to earlier time periods than otherwise would have occurred absent a general supply chain shortage and inflationary environment. We cannot predict when the impact of these factors on global vehicle production will substantially diminish. However, ADAS volumes have grown faster in recent years than the overall automotive market as ADAS penetration rates have increased, and we believe that we will continue to benefit from that trend. Our revenue of $1,442 million in the nine months ended September 30, 2023 was up 11% year-over-year. However, continued or future constraints on global automotive production resulting from supply chain shortages and the effects of economic uncertainty may be a limiting factor on our ability to increase revenue. We expect to continue to capitalize on our strong and collaborative relationships with OEMs and Tier 1s to expand our presence in key markets and capture the long-term growth opportunities in those markets.

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

The cost of input materials and manufacturing costs are significant factors affecting our gross margin. Material costs are affected by a variety of factors, including the availability of sufficient supply to meet market demand. For example, in late 2021, semiconductor fabrication costs increased as a result of a global supply shortage that began in 2020. We experienced increases in input costs as a result of supply chain shortages, including the global semiconductor shortage, and inflationary pressures. While we seek to increase our ASPs to reflect these cost increases, we anticipate that our gross margin will decrease, at least in the short term, as a result of these cost increases. Our gross margin has been and may continue to be affected by our ability to offset these and any future cost increases through realizing pricing increases on our solutions and achieving decreases in other production costs. We work closely with STMicroelectronics and Quanta Computer on a continuous basis to manage material costs, increase yields and improve manufacturing, assembly, and test costs.

Supply and manufacturing capacity. Our solutions are dependent on the global semiconductor supply chain. The continued and timely supply of input materials, the availability of manufacturing capacity, and packaging and testing services at reasonable prices impact our ability to meet customer demand. Supply chain disruptions, shortages of raw material, such as wafers and substrates, and manufacturing limitations could limit our ability to meet customer demand and result in delayed, reduced, or canceled orders. During 2021 and 2022, the semiconductor industry experienced widespread shortages of substrates and other components and available foundry manufacturing capacity. We entered 2022 with significantly lower inventories of our EyeQ® SoCs as a result of the limited supply during 2021. Further, STMicroelectronics, our sole supplier of EyeQ® SoCs, was not able to meet our demand for EyeQ® SoCs during 2022, causing a significant reduction in our inventory level. Starting in late 2022 and early 2023 such supply chain disruptions, raw material shortages and manufacturing limitations abated and during the first nine months of 2023, we successfully increased levels of EyeQ® SoC inventory on hand, mitigating the potential for future supply constraints to cause a shortfall. However, in the event of a reoccurrence of supply chain constraints, and subject to the duration and severity thereof, we may be required to operate with minimal or no inventory of EyeQ® SoCs or SuperVisionTM ECUs on hand. As a result, we are substantially reliant on timely shipments of EyeQ® SoCs from STMicroelectronics and ECUs from Quanta Computer (or other suppliers) to fulfill customer orders and if such a shortfall of chips or ECUs were to occur, we may be unable to offset future supply constraints through the use of inventory on hand. Our results of operations in the three and nine months ended September 30, 2023 have not been impacted by any shortfall of chips. Our reliance on single or limited suppliers and vendors for certain components, equipment, and services and the aforementioned shortages of substrates and other components have led to increased supply chain risks and may stress our ability to meet the supply demands of our customers. To mitigate these supply chain constraints, management monitors inventory levels on an ongoing basis. Although we cannot fully predict the length and the severity of the impact these pressures may have on a long-term basis, we do not anticipate that potential supply chain constraints would materially adversely affect our results of operations, capital resources, sales, profits, and liquidity on a long-term basis.

Public company expenses. As a recently public company, we continue to implement additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. In particular, we expect our accounting, legal and personnel-related expenses to increase as we establish more comprehensive compliance and governance functions and hire additional personnel to support such functions, maintain and review internal controls over financial reporting in accordance with the Sarbanes-Oxley Act, and prepare and distribute periodic reports in accordance with SEC rules. Our financial statements will reflect the impact of these expenses. We also expect the costs of our insurance, including directors’ and officers’ insurance and insurance coverage for AV activity, to increase as a result of higher premiums.

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

EyeQ® SoC sales represented approximately 89% and 88% of our revenue for the three months ended September 30, 2023 and October 1, 2022, respectively, and 90%  of our revenue both in the nine months ended September 30, 2023 and October 1, 2022, . Sales of our SuperVision™ product represented the majority of the remainder of our revenue for the three and nine months ended September 30, 2023 and also for the three and nine months ended October 1, 2022. Revenue from the sale of our EyeQ® products and SuperVision™ products is recognized at the time of product shipment from our facilities, as determined by the agreed-upon shipping terms. Our sales to any single Tier 1 automotive supplier typically cover more than one OEM and more than one production program from any OEM.

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

In the three and nine months ended September 30, 2023 we had no interest income (expense) with related party since the outstanding balance of both the Dividend Note and a loan to Intel were zero as of December 31, 2022. In the three and nine months ended October 1, 2022, we incurred a net interest expense of $6 million and $11 million, respectively, which mainly relates to accrued interest on the Dividend Note to Intel.

Other financial income (expense), net, consists primarily of income related to investment in money market funds, as well as income from short term deposits and fluctuations in value due to foreign exchange differences between our monetary assets and liabilities denominated in New Israeli Shekels and to a much lesser extent, the Euro, the Chinese Yuan, the Japanese Yen, and other currencies.

Benefit (provision) for income taxes

Benefit (provision) for income taxes consists primarily of income taxes related to the United States, Israel, and other foreign jurisdictions in which we conduct business. We also have incurred deferred tax liabilities with respect to tax amortization of certain acquired intangible assets. We are eligible for certain tax benefits in Israel under the Investment Law, at a reduced tax rate, subject to specified terms.

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

Results of Operations

The following table sets forth our results of operations in dollars and as a percentage of revenue for the periods indicated:

	Three months Ended				Nine months Ended
	September 30,		October 1,		September 30,		October 1,
	2023		2022		2023		2022
		% of		% of		% of		% of
U.S. dollars in millions	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
Revenue	$530	100%	$450	100%	$1,442	100%	$1,304	100%
Cost of revenue	258	49%	233	52%	739	51%	682	52%
Gross profit	272	51%	217	48%	703	49%	622	48%
Operating expenses:
Research and development, net	218	41%	206	46%	664	46%	565	43%
Sales and marketing	28	5%	27	6%	90	6%	91	7%
General and administrative	18	3%	9	2%	55	4%	27	2%
Total operating expenses	264	50%	242	54%	809	56%	683	52%
Operating income (loss)	$8	2%	$(25)	(6)%	$(106)	(7)%	$(61)	(5)%
Interest Income (expense) with related party, net and Other Financial Income (expense), net	15	3%	(5)	(1)%	38	3%	(5)	—%
Income (loss) before income taxes	23	4%	(30)	(7)%	(68)	(5)%	(66)	(5)%
Benefit (provision) for income taxes	(6)	(1)%	(15)	(3)%	(22)	(2)%	(46)	(4)%
Net income (loss)	$17	3%	$(45)	(10)%	$(90)	(6)%	$(112)	(9)%

(1)	Includes amortization of acquired intangible assets, as follows:

	Three months Ended		Nine months Ended
	September 30,	October 1,	September 30,	October 1,
U.S. dollars in millions	2023	2022	2023	2022
Cost of revenue	$94	$115	$311	$355
Sales and marketing	17	16	51	58
Total amortization of acquired intangible assets	$111	$131	$362	$413

(2)	Includes share-based compensation expense, as follows:

	Three months Ended		Nine months Ended
	September 30,	October 1,	September 30,	October 1,
U.S. dollars in millions	2023	2022	2023	2022
Cost of revenue	$—	$—	$2	$—
Research and development, net	53	32	158	101
Sales and marketing	2	1	6	3
General and administrative	8	3	24	8
Total share-based compensation	$63	$36	$190	$112

Comparison of the three and nine months ended September 30, 2023 and October 1, 2022

Revenue

In the three months ended September 30, 2023, revenue increased by $80 million, or 18%, compared to the three months ended October 1, 2022. This increase in revenue was primarily due to a combination of volume and ASP growth in our EyeQ chip related revenue.

In the nine months ended September 30, 2023, revenue increased by $138 million, or 11%, compared to the nine months ended October 1, 2022. This increase was primarily due to an increase of $123 million, or 10%, in EyeQ® and SuperVision sales, attributable to an 8%  increase in volume and a 2% increase in Average System Price which is calculated as the sum of revenue related to EyeQ® and SuperVision systems, divided by the number of systems delivered.

Cost of Revenue

In the three months ended September 30, 2023, our cost of revenue increased by $25 million, or 11% compared to the three months ended October 1, 2022. This increase was primarily due to an increase of $40 million in manufacturing costs related to increased sales of our EyeQ® and also the rise in the cost of our EyeQ® SoCs due to the global semiconductor shortage and inflationary pressures partially offset by a decrease of $21 million in amortization of intangible assets.

In the nine months ended September 30, 2023, our cost of revenue increased by $57 million, or 8%, compared to the nine months ended October 1, 2022. This increase was primarily due to an increase of $92 million in manufacturing costs relating primarily to increased sales of our EyeQ® SoC and our sales of SuperVision™ systems, as well as to a rise in the cost of our EyeQ® SoCs, partially offset by a decrease of $44 million in amortization expenses.

Gross Profit and margin

In the three months ended September 30 2023, our gross profit increased by $55 million, or 25% compared to the three months ended October 1, 2022.

In the nine months ended September 30 2023, our gross profit increased by $81 million, or 13%, compared to the nine months ended October 1, 2022.

The gross profit increase in both periods was mainly driven by the increase in revenue from our EyeQ® SoC sales, as well as the sales of our SuperVision™ solution and by the the decrease in Amortization charges related to fully amortized intangibles of Moovit’s acquisition.

Our gross margin has increased by 3 percentage points to 51% in the three months ended September 30, 2023 compared to 48% in the three months ended October 1, 2022. Our gross margin has increased by 1 percentage point to 49% in the nine months ended September 30, 2023 compared to 48% in the nine months ended October 1, 2022 . This is mainly due to the lower impact of the cost attributable to amortization of intangible assets as a percentage of revenue partly offset by the downward impact of the increased cost of our EyeQ® SoCs (which was passed through as a price increase to our customers on a zero-margin basis).

Research and Development Expenses, net

Research and development expenses, net, in the three months ended September 30, 2023, increased by $12 million, or 6%, compared to the three months ended October 1, 2022. This increase was primarily due to an increase of $11 million in payroll and related expenses, resulting from an increase in average research and development headcount of 383 employees, including an increase of $21 million in share-based compensation, mainly offset by the depreciation of the New Israeli Shekel against the USD which resulted in lower than expected payroll related expenses.

Research and development expenses, net, in the nine months ended September 30, 2023 increased by $99 million, or 18%, compared to the nine months ended October 1, 2022. This increase was primarily due to  an increase of $76 million in payroll and related expenses, resulting from an increase in average research and development headcount of 441 employees and an increase in payroll costs, including an increase of $57 million in share-based compensation. The remaining increase is mainly related to occupancy and related expenses associated with the lease of new office space in additional sites.

Sales and Marketing Expenses

Sales and marketing expenses in the three months ended September 30, 2023 increased by $1 million, or 4%, compared to the three months ended October 1, 2022.

Sales and marketing expenses in the nine months ended  September 30, 2023 decreased by $1 million, or 1% , compared to the nine months ended October 1, 2022. This decrease was mainly due to a decrease of $7 million in amortization charges related to intangibles of Moovit's acquisition partially offset by an increase in advertising and marketing expenses.

General and Administrative Expenses

General and administrative expenses in the three months ended September 30, 2023 increased by $9 million, or 100%, compared to the three months ended October 1, 2022. This increase was mainly due to an increase of $5 million in payroll and related expenses, relates to share-based compensation, as well as costs related to being a public company, partially offset by the Mobileye IPO related expenses incurred in prior year period.

General and administrative expenses in the nine months ended September 30, 2023 increased by $28, or 104%, compared to the nine months ended October 1, 2022. This increase was mainly due to an increase in payroll and related expenses, including an increase of $16 million in share-based compensation, as well as costs related to being a public company, partially offset by the Mobileye IPO related expenses incurred in prior year period.

Interest Income (expense) with related party, net and Other Financial Income (expense), net

Interest expense with related party, net in the three months ended September 30, 2023 was $0 million compared to $6 million in the three months ended October 1, 2022, and $0 million compared to $11 million in the nine months ended September 30, 2023 and nine months ended October 1, 2022, respectively. These changes were due to zero outstanding balances of both the Dividend Note and a loan to Intel as of December 31, 2022.

Other financial income, net, in the three months ended September 30, 2023 was $15 million compared to $1 million in the three months ended October 1, 2022 and $38 million compared to $6 million in the nine months ended September 30, 2023 and nine months ended October 1, 2022, respectively. This increase was mainly due to interest earned on investment in money market funds, as well as short term bank deposits.

Benefit (Provision) for Income Tax

In the three months ended September 30, 2023 provision for income tax decreased by $9 million, compared to the three months ended October 1, 2022. This decrease was mainly driven by a change in the jurisdictional composition of our taxable income based on operational results.

In the nine months ended September 30, 2023, provision for income tax decreased by $24 million, compared to the nine months ended October 1, 2022. This decrease was mainly due to a change in the jurisdictional composition of our taxable income based on operational results and the recognition of discrete tax expenses in 2022. Additionally, the decrease was driven by a withholding tax expense of $14 million related to a dividend distribution between entities within the Mobileye Group in the nine months ended October 1, 2022.

Liquidity and Capital Resources

We believe we have sufficient sources of funding to meet our business requirements and plans for the next 12 months and in the longer term. Cash generated by operations is our primary source of liquidity for funding our strategic business requirements.

Our primary uses of funds have been for funding increases in headcount in our research and development departments and investments attributable to new product development, as well as for funding our capital expenditures. Our capital expenditures have related mainly to the construction of our new sites and campus, data storage and other computer related equipment and were $75 million and $79 million for the nine months ended September 30, 2023 and October 1, 2022, respectively.

To fund our cash requirements in the ordinary course of business, we anticipate that we will continue to primarily rely on operating cash flows, supplemented by our total cash and cash equivalents. We expect our total capital expenditures for 2023 to be above our total capital expenditures in 2022, mainly given the expansion to additional facilities required to accommodate our headcount growth, as well as investments in equipment related to the development of our next generation products. The construction of our campus is planned to be completed in the first quarter of 2024, with a remaining cost we estimate to be between $25 million and $35 million. Our future capital requirements will depend on many factors, including our growth rate and the timing and extent of operating expenses.

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

Cash Flows

The following table sets forth certain consolidated statements of cash flow data:

	Nine months Ended
U.S. dollars in millions	September 30, 2023	October 1, 2022
Net cash provided by operating activities	$285	$395
Net cash provided by (used in) investing activities	(75)	319
Net cash provided by (used in) financing activities	(29)	(451)
Effect of foreign exchange rate changes on cash and cash equivalents	(9)	(6)
Increase in cash, cash equivalents and restricted cash	$172	$257

Operating activities

For the nine months ended September 30, 2023 compared to the nine months ended October 1, 2022, the $110 million decrease in cash provided by operating activities was mainly due to an increase in inventories, as part of a planned initiative to rebuild our strategic inventory of EyeQ chips that was largely consumed during the supply chain crisis in 2021 and 2022, which was partially offset by a change in employee related balances in the nine months ended October 1, 2022 which was due to our recruitment of certain employees relating to the Mobileye business from Intel, as well as a flat accounts receivable balance in the nine months ended September 30, 2023 in comparison to an increase in prior year period.

Investing activities

Net cash used in investing activities in the nine months ended September 30, 2023 was $75 million, consisting of capital expenditures.

Net cash provided by investing activities in the nine months ended October 1, 2022 was $319 million consisting primarily of a $398 million net loan repayment by Intel to Mobileye, partially offset by capital expenditures.

Financing activities

Net cash used in financing activities in the nine months ended September 30, 2023 was $29 million, consisting of share-based compensation recharge payments made to Intel.

Net cash used in financing activities in the nine months ended October 1, 2022 was $451 million, consisting primarily of  $200 million share-based compensation recharge payments and $336 million dividend contribution made to Intel, partially offset by $99 million of a net contribution from Intel.

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

Severance pay liability decreased from $56 million as of December 31, 2022, to $53 million as of September 30, 2023, reflecting mainly the impact of fluctuations in value due to foreign exchange differences between New Israeli Shekel and USD.

Indebtedness

We have several bank guarantees aggregating approximately $14 million as of September 30, 2023 (mainly denominated in New Israeli Shekels) mainly in connection with lease agreements and import of vehicles.

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

Set forth below is the reconciliation of gross profit to Adjusted Gross Profit and the calculations of gross margin and Adjusted Gross Margin:

	Three months Ended				Nine months Ended
	September 30, 2023		October 1, 2022		September 30, 2023		October 1, 2022
U.S. dollars in millions	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Gross profit and margin	$272	51%	$217	48%	$703	49%	$622	48%
Add: Amortization of acquired intangible assets	94	18%	115	26%	311	22%	355	27%
Add: Share-based compensation expense	—	—%	—	—%	2	—%	—	—%
Adjusted gross profit and margin	$366	69%	$332	74%	$1,016	70%	$977	75%

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

Our Adjusted Gross Margin decreased from 74% for the three months ended October 1, 2022 to 69% for the three months ended September 30, 2023 and from 75% for the nine months ended October 1, 2022 to 70% for the nine months ended September 30, 2023.

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

Set forth below is the reconciliation of operating income (loss) to Adjusted Operating Income and the calculations of Operating Margin and Adjusted Operating Margin:

	Three months Ended				Nine months Ended
	September 30, 2023		October 1, 2022		September 30, 2023		October 1, 2022
U.S. dollars in millions	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Operating income (loss) and operating margin	$8	2%	$(25)	(6)%	$(106)	(7)%	$(61)	(5)%
Add: Amortization of acquired intangible assets	111	21%	131	29%	362	25%	413	32%
Add: Share-based compensation expense	63	12%	36	8%	190	13%	112	9%
Add: Expenses related to the IPO	—	—%	1	—%	—	—%	4	—%
Adjusted operating income and margin	$182	34%	$143	32%	$446	31%	$468	36%

The three months ended September 30, 2023 ended with an operating income of $8 million compared to a $25 million operating loss in the three months ended October 1, 2022. The increase is mainly due to higher revenue and gross profit. The nine months ended September 30, 2023 ended with an operating loss higher by $45 million compared to the nine months ended October 1, 2022, mainly due to an increase in share-based compensation expense, as well as an increase in research and development expenses attributable to headcount growth, partially offset by a decrease in amortization expense of acquired intangible assets.

Our Adjusted Operating Income increased by $39 million in the three months ended September 30, 2023 compared to the three months ended October 1, 2022, mainly due to increase in revenues. The Adjusted Operating Income was decreased by $22 million in the nine months ended September 30, 2023 compared to the nine months ended October 1, 2022. The decrease was primarily due to an increase in research and development expenses attributable mainly to headcount growth.

Our Adjusted Operating Margin increased from 32% for the three months ended October 1, 2022 to 34% for the three months ended September 30, 2023 mainly due to higher revenue with operating expenses that were largely consistent on a year over year basis. The Adjusted Operating Margin decreased from 36% for the nine months ended October 1, 2022 to 31% for the nine months ended September 30, 2023. The decrease is mainly due to an increase in research and development expenses attributable to headcount growth, as well as lower Adjusted Gross Margin.

Adjusted Net Income

We define Adjusted Net Income as net income (loss) presented in accordance with GAAP, adjusted to exclude amortization of acquisition related intangibles, share-based compensation expense and expenses related to the Mobileye IPO, as well as the related income tax effects. Income tax effects have been calculated using the applicable statutory tax rate for each adjustment taking into consideration the associated valuation allowance impacts. The adjustment for income tax effects consists primarily of the deferred tax impact of the amortization of acquired intangible assets.

Set forth below is the reconciliation of net income (loss) to Adjusted Net Income:

	Three months Ended				Nine months Ended
	September 30, 2023		October 1, 2022		September 30, 2023		October 1, 2022
U.S. dollars in millions	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Net income (loss)	$17	3%	$(45)	(10)%	$(90)	(6)%	$(112)	(9)%
Add: Amortization of acquired intangible assets	111	21%	131	29%	362	25%	413	32%
Add: Share-based compensation expense	63	12%	36	8%	190	13%	112	9%
Add: Expenses related to the IPO	—	—%	1	—%	—	—%	4	—%
Less: Income tax effects	(10)	(2)%	(9)	(2)%	(31)	(2)%	(27)	(2)%
Adjusted net income	$181	34%	$114	25%	$431	30%	$390	30%

Our net income increased by $62 million in the three months ended September 30, 2023, compared to the three months ended October 1, 2022, and our net loss decreased by $22 million in the nine months ended September 30, 2023, compared to the nine months ended October 1, 2022. The improvement in both periods was mainly as a result of an increase in  revenue as well as a decrease in amortization expense of acquired intangible assets and an increase in interest income, partially offset by an increase in share-based compensation expense.

Our Adjusted Net Income increased by $67 million in the three months ended September 30, 2023, compared to the three months ended October 1, 2022, and by $41 million in the nine months ended September 30, 2023, compared to the nine months ended October 1, 2022, primarily due to an increase in revenue as well as increase in interest income.

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

If the New Israeli Shekel had strengthened by 10% against the U.S. dollar, it would have decreased our cash flows by approximately $29 million in the nine months ended September 30, 2023. This exposure to U.S. dollar / New Israeli Shekel exchange rates results from the six months ended September 30, 2023, since in the first quarter of 2023 we were still affected by the hedging program with Intel and therefore the effect of the exchange rates would not have had a material impact on our cash flows. The effect of a 10% change in the U.S. dollar / New Israeli Shekel exchange rate would not have had a material impact on our cash flows in the nine months ended October 1, 2022 due to our hedging services agreement with Intel.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sale of Unregistered Securities

There were no sales of unregistered equity securities during the three months ended September 30, 2023.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Mobileye securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1” trading arrangement.

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
101*

The following financial statements from Mobileye Global Inc.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2023, filed with the Securities and Exchange Commission on November 9, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mobileye Global Inc.
Date: November 9, 2023
	By:	/s/ Professor Amnon Shashua
Professor Amnon Shashua
Chief Executive Officer, President and Director (Principal Executive Officer)

	By:	/s/ Moran Shemesh Rojansky
Moran Shemesh Rojansky
Chief Financial Officer (Principal Financial and Accounting Officer)