Form 10-K
period 2023-12-30
Mobileye Global Inc.
filed 2024-02-23
CIK 1910139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001-41501

Mobileye Global Inc.

(Exact name of registrant as specified in its charter)

DE	88-0666433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o Mobileye B.V. Har Hotzvim, Shlomo Momo HaLevi Street 1 Jerusalem, Israel	9777015
(Address of principal executive offices)	(Zip Code)
+972-2-541-7333 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.01 par value per share	MBLY	Nasdaq Global Select Market

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒ Yes ☐ No

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023, based upon the closing price of the common stock as reported by the Nasdaq Global Select Market on such date, was $3.56 billion. 94,731,407 shares of Class A common stock and 711,500,000 shares of Class B common stock were outstanding as of February 23,2024.

Portions of the Mobileye Global Inc. 2023 definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 30, 2023, are incorporated by reference in Part III of this Form 10-K.

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
●future consumer demand and behavior, including expectations about excess inventory utilization by customers;
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
●effects of the COVID-19 pandemic and responses to future pandemics;
●availability, uses, sufficiency and cost of capital and capital resources, including expected returns to stockholders such as dividends, and the expected timing of future dividends;
●tax- and accounting-related expectations;

●adverse conditions in Israel, including in connection with Israeli military operations in response to the October 7, 2023 terrorist attacks, which may affect our operations and may limit our ability to produce and sell our solutions;
●any disruption in our operations by the obligations of our personnel to perform military service as a result of current or future military actions involving Israel; and
●other statements described in this Annual Report on Form 10-K, including under the sections entitled “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1. Business.”

The risk factors discussed under the section entitled “Item 1A. Risk Factors” included herein could cause our results to differ materially from those expressed in the forward-looking statements made in this Annual Report on Form 10-K.

There also may be other risks that are currently unknown to us or that we are unable to predict at this time.

PART I

Item 1. Business

In this Annual Report on Form 10-K, references to “we,” “us,” “our,” our “company,” “Mobileye,” the “Company,” and similar terms refer to Mobileye Global Inc. and, unless the context requires otherwise, its consolidated subsidiaries, except with respect to our historical business, operations, financial performance, and financial condition prior to our initial public offering, where such terms refer to Mobileye Group, which combines the operations of Cyclops Holdings Corporation, Mobileye B.V., GG Acquisition Ltd., Moovit App Global Ltd., and their respective subsidiaries, along with certain Intel employees mainly in research and development. References to “Moovit” refer to GG Acquisition Ltd., Moovit App Global Ltd. and their consolidated subsidiaries.

We have a 52- or 53-week fiscal year that ends on the last Saturday in December. Fiscal years 2023 and 2021 were 52-week fiscal years; fiscal year 2022 was a 53-week fiscal year. The additional week in fiscal year 2022 was added to the first quarter, which consisted of 14 weeks. Any references to our performance for the years 2023, 2022 and 2021 are references to our fiscal years ended December 30, 2023, December 31, 2022 and December 25, 2021, respectively, and all references to our financial condition as of the end of 2023 and 2022 are references to the end of such fiscal years. Certain amounts, percentages, and other figures presented in this report have been subject to rounding adjustments. Accordingly, figures shown as totals, dollars, or percentage amounts of changes may not represent the arithmetic summation or calculation of the figures that precede them.

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

While today ADAS is central to the advancement of automotive safety, we believe that an evolutionary path toward fully autonomous vehicles is the future of mobility. While still nascent, full autonomy - where a human is not actively engaged in driving the vehicle for extended periods of time - requires the autonomous driving solution to be capable of navigating any environment in any condition at any time. Additionally, developing a technology platform whose decision-making process and resulting actions are verifiable is critical to enabling autonomous driving solutions at scale. The ability to drive autonomously not only requires a substantial amount of data, but also a robust technology platform that can withstand the validation and audit process of global regulatory bodies. Finally, the autonomous driving solution needs to be produced at a cost that makes it affordable. We are building our technology platform to address these fundamental and significant challenges in order to enable a full spectrum of solutions, from ADAS to autonomous driving, with several incremental steps in between.

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

We have experienced significant growth since our founding. For 2023, 2022 and 2021, our revenue was $2.1 billion, $1.9 billion and $1.4 billion, respectively, representing year-over-year growth of 11% in 2023 compared to 2022. We currently derive substantially all of our revenue from our commercially deployed ADAS solutions. We recorded net losses of $27 million, $82 million and $75 million in 2023, 2022 and 2021, respectively. Our Adjusted Net Income for 2023, 2022 and 2021 was $659 million, $605 million and $474 million, respectively. Adjusted Net Income is a non-GAAP financial measure; see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” for a reconciliation of Adjusted Net Income to Net Income (Loss). The adjustments to reconcile Net Income (Loss) with Adjusted Net Income are related to amortization of intangible assets, stock-based compensation expenses and expenses related to the initial public offering of Mobileye in October 2022 (the “Mobileye IPO”). The amortization of intangible assets consisting of developed technology, customer relationships and brands, is primarily a result of Intel’s acquisition of Mobileye in 2017 and, to a lesser extent, the acquisition of Moovit in 2020.

As of December 30, 2023, our solutions had been installed in approximately 800 vehicle models (including local country, year, and other vehicle model variations), and our System-on-Chips (“SoCs”) had been deployed in approximately 170 million vehicles. We are actively working with more than 50 Original Equipment Manufacturers (“OEMs”) worldwide on the implementation of our ADAS solutions. For the year ended December 30, 2023, we shipped approximately 37.4 million of our EyeQ™ SoC and SuperVisionTM systems, of which the substantial majority were EyeQ™ SoCs. This represents an increase from approximately 33.7 million systems that we shipped in 2022 and approximately 28.1 million systems that we shipped in 2021.

We were founded in Israel in 1999. Our co-founder, Professor Amnon Shashua, is our President and Chief Executive Officer. In 2014, we completed an initial public offering as a foreign private issuer and traded under the symbol MBLY on the New York Stock Exchange. Intel Corporation (“Intel”) acquired Mobileye for $15.3 billion in 2017, after which we became a wholly-owned subsidiary of Intel. We completed the internal reorganization and design of our new public entity (the “Reorganization”) and the Mobileye IPO in October 2022.

Our Technology Platform is Built to Enable the Full-Stack of Autonomous Solutions

Our technology platform, which includes our software and hardware intellectual property, leverages our decades of experience as a technology leader for sensing and perception solutions for the automotive industry and our focused efforts to build highly scalable and cost-efficient autonomous solutions. Our technologies are foundational to the development and deployment of our ADAS and AV capabilities. Our platform is built on five fundamental pillars:

●highly advanced, road-tested, sensing and perception technologies built upon years of technology leadership in computer vision and powered by our mission critical software and purpose-built EyeQ™ family of SoCs;
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

Technology Building Blocks

Computer Vision
And True Redundancy™

RSS
Formal Safety Model Decision-Making Governance

REM™
Crowdsourced Mapping

Imaging-Radar
Development

On a Formal Model of Safe and Scalable Self-driving Cars

Shai Shalev-Shwartz, Shaked Shammah, Amnon Shashua
Mobileye, 2017

The EyeQ® Family
Purpose-Built SoCs

EyeQ

These five pillars form the core of our platform, which is highly customizable, and we intend to deploy them with increasing functionality to continue to enhance our market-leading ADAS solutions and lead the evolution to autonomous driving solutions.

Our Family of Purpose-Built EyeQ™ SoCs

Our family of purpose-built EyeQ™ SoCs is fundamental to our leadership position in ADAS. Our EyeQ™ SoCs incorporate a set of proprietary compute-acceleration models, to enhance the accuracy, quality, and functional safety of our perception solutions, while minimizing the power consumption to address the requirements of the automotive market. The EyeQ™ family design enables a scalable Electronic Control Unit (“ECU”) architecture, thereby supporting a variety of ADAS solution architectures. These solutions range from base, windshield mounted ECUs to multi-SoC central compute ECUs supported currently by EyeQ™5 and in the future EyeQ™6, which can be deployed in a scalable way to support eyes-on/hands-off SuperVision™ through a variety of eyes-off/hands-off operational design domains (“ODDs”) for autonomous vehicles, both consumer-owned and fleet-deployed. Our EyeQ™5 SoCs and subsequent generations are increasingly customizable by our OEM customers, supported by our Driving Experience Platform (“DXP”) and EyeQ Kit™. DXP is a software platform that enables automakers to develop and customize the driving experience (i.e., the OEM-unique aspect of a vehicle’s automated driving features) while utilizing Mobileye’s proven core technology perception and driving policy software (i.e., the objective, universal aspects of a vehicle’s automated driving features). This new application programming interface supports our customers’ desire to create unique products from our technology while also accelerating time-to-market and reducing overall execution risk. EyeQ Kit™ is an end-to-end software development kit (“SDK”) intended to enable the co-hosting of our partners’ and customers’ workloads alongside our cutting-edge AI technologies in a variety of areas including vehicle control systems, driver monitoring systems, parking functions, and visualization features, at the choice of our customers. Our end-to-end software model encourages our customers to innovate on top of our platform, augmenting and differentiating their offerings, while benefiting from our cutting-edge, verified, and validated core technologies such as computer vision, true redundancy perception, REM™ mapping and driving policy. Importantly, these collaborative additions to our platform offer a mutually beneficial middle ground between open and closed systems which we believe is the optimal path forward.

Over 170M Systems Shipped
35M
25M
15M
5M
2.7M
4.4M
6.4M
8.7M
12.4M
17.5M
19.3M
28.1M
33.7M
37.4M
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023

Road Experience Management™

REM™ is a cloud-based system that leverages the broad installed-base of REM™-equipped vehicles to build Mobileye Roadbook™, our crowd-sourced, high-definition maps of roads from around the world. Our REM™ mapping system harvests small packets of Road Segment Data from millions of vehicles that have been launched by our partner OEMs since 2018 that are equipped with special processing software that extracts only the relevant information that is necessary to support increasing levels of ADAS and autonomous driving. The Road Segment Data is uploaded to the cloud where our software automatically creates and updates a detailed and accurate model of the road. Our REM™ mapping system seamlessly creates high-precision AV maps from such Road Segment Data in the cloud at centimeter detail, which are then delivered to the edge to provide vehicles with real-time intelligence, including situational awareness, context, and foresight. Mobileye Roadbook™ was designed to provide the driving solution with a pre-aggregated representation of relevant static and slowly changing elements of the environment (road geometry, boundaries, and semantics) and temporary events such as construction zones and road debris, at a high refresh rate. In 2023, we estimate that the data we have accumulated covers over 90% of the approximately 0.8 million miles of motorway, trunk, and primary road types in each of the United States and Europe, respectively, as well as a large majority of other road types. This data enables us to create robust high definition maps to support solutions across the product spectrum from cloud-enhanced ADAS to Mobileye SuperVision Lite™ and Mobileye SuperVision™ to Mobileye Drive™ and Mobileye Chauffeur™.

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

Cloud-Enhanced Driver Assist also provides foresight of road geometry, and the often-complicated association of semantic indications with the different driving paths (e.g., traffic lights and traffic signs) by relying on data, when such data is available, from prior human driving activity in those locations and situations. As we continue to rapidly scale our solutions, the benefits of greater data and intelligence not only accrue to our platform, but also to our OEM customers and consumers through greater safety, as well as increased functionality and accuracy across various road conditions.

True Redundancy™: Our Unique Sensor Fusion Architecture; Imaging Radar Development

Our unique architecture design, called True Redundancy™, further enhances the robustness and safety of our self-driving system. Rather than fusing all different sensor modalities prior to creating an “environment model” of the world, we have developed two independent perception subsystems. One subsystem is powered solely by cameras and the other is powered by active sensors (radars and lidars). The fusion of the two separate “sensing states” is performed at a high-level with a simple decision mechanism for safety maneuvers and more complex “comfort” maneuvers for human-like driving. This unique True Redundancy™ architecture is designed to bring the cost structure of a self-driving system to a level relevant for privately-owned vehicles by having the imaging radars replace multiple, expensive lidars around the vehicle and require only a single front-facing lidar, enabling eyes-off/hands-off autonomous solutions with advanced ODDs to be launched at scale.

True Redundancy™ , The Idea Behind Lidar and Radar Development

2023 Lidar / radar subsystem

Time-of-Flight Lidar – 360° coverage

Advanced stock radars - 360 ° coverage

Need both to build a sensing state

Radar
Long range Lidar
Short range Lidar

2025 Lidar / imaging radar subsystem

Next-generation radar-Lidar subsystem:

360° imaging radar cocoon and only one front facing Lidar

Significant cost reduction that will unlock consumer hands-off/eyes-off at scale

The enabler: "Drive by" imaging radar capabilities

Lidar
Imaging radar

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

A byproduct of our True Redundancy™ architecture is enabling subsystems of our AV development to “scale down” to ADAS, thus creating a seamless and scalable solution portfolio from ADAS to autonomous driving. For example, our Premium Driver Assist offering, Mobileye SuperVision™ is a productization of the camera-based subsystem of our autonomous driving development offering fully operational point-to-point assisted driving navigation. Since the ADAS market is extremely cost-sensitive and cameras are considered the most cost-efficient and versatile sensors powering the evolution of ADAS, the True Redundancy™ architecture enables us to considerably enhance the evolution of ADAS from front-facing camera solutions to a full surround multi-camera solution supporting fully operational eyes-on/hands-off functions.

The Mobileye SuperVision™ configuration of sensors and compute can also be transformed into an effective “360 guardian,” helping the driver avoid accidents, as referenced in our Vision Zero paper published on arXiv.org in 2018. To take substantial steps towards “Vision Zero” or the goal of reducing driving fatalities and serious injuries from roadway accidents to zero, we leverage surround sensing, our RSS framework and REM™ AV maps. Our AV maps, where map data is available, identify areas of potential dangers (such as lane merges, traffic lights and occluded pedestrians) and adjust the driving accordingly, while RSS provides human-like decisions enabled by surround (360) sensing and the fully-integrated REM™ AV map. We believe Mobileye SuperVision™ has the potential to transform ADAS at its core, potentially leading to adoption driven by regulatory requirements and safety ratings of a Mobileye SuperVision™-like solution in its own category, similar to how safety-ratings and regulation have driven the adoption of base ADAS beginning in 2014.

In addition, the autonomous driving-ADAS interplay rooted in our True Redundancy™ architecture is bi-directional: advanced technologies, which are migrated down from the self-driving systems to ADAS, dramatically enhance our ADAS market proposition, and in turn, also serve as a scalable bridge to AV, as a substantial portion of the technology building blocks of Mobileye’s AV stack is being verified and validated in commercial, mass market ADAS deployments. Moreover, our scalable architecture provides our OEM partners with operational efficiencies as our stacked solution architecture minimizes the OEMs’ integration and validation burden as our solutions can be seamlessly deployed across multiple vehicle segments.

We have designed and selected multiple manufacturing partners for a “software-defined” imaging radar with a dynamic range and resolution backed by advanced processing algorithms to enable an independent “sensing state.” We have chosen to focus on the evolution of the radar modality, given its cost structure is significantly below lidar-only systems. We believe our custom designed, imaging radars address not only the performance, but also the cost limitations of a radar-multiple lidar solution for mass AV deployment. Our radar is expected to deliver rich point-cloud models like those customary of lidar, with far higher resolution and a significantly more dynamic range than traditional radar. We believe that this will allow us to eliminate the need for multiple high-cost lidars around the vehicle and require only a single front-facing lidar, thereby significantly lowering the overall cost of the required sensors compared to other solutions that use lidar-centric or lidar-only systems.

Our Solutions

We are building a robust portfolio of end-to-end ADAS and autonomous driving solutions to provide the capabilities needed for the future of autonomous driving, leveraging a comprehensive suite of purpose-built software and hardware technologies. We pioneered “base” ADAS features to meet global regulatory requirements and safety ratings with our Driver Assist solution and we have since created a new category of ADAS with our Cloud-Enhanced Driver Assist and Premium Driver Assist offerings. Additionally, we have designed a full set of hands-off solutions at a wide variety of price points and a spectrum of functionalities and operational design domains.

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

Our Portfolio of Solutions

Operational Design Domain (ODD)
Base/ enhanced ADAS
Front camera
Cloud enhancements
1x EyeQ4/5/6L
Highway only
SuperVision™ Lite
Front + rear camera
4 parking cameras
5 radars
SV61
1x EyeQ6H
Full ODD
SuperVision™
11 surround cams
Optional radars
SV52/62
2 x EyeQ5/6H
Highway (on-ramp/off-ramp)
Chauffeur™
11 surround cams
Front Lidar
Surround radars
CH63
3 x EyeQ6H
Arterial & Rural
Chauffeur™
11 surround cams
Front Lidar
Surround **imaging** radars
CH63
3 x EyeQ6H
Urban
Chauffeur™
11 surround cams
Front Lidar
Surround **imaging** radars
CH64
4x EyeQ6H
Geo fenced Full ODD
Drive™
11 surround cams
Front Lidar
Surround **imaging** radars
DR64
4x EyeQ6H
Driver
Tele-operations
Eyes-on Hands-on
Eyes-on Hands-off
Eyes-off Hands-off
No driver

Represents commercially deployed solutions (Driver Assist, Cloud-Enhanced Driver Assist and Mobileye SuperVision™) and solutions that we expect to be commercially deployed in the future (SuperVision-Lite™, Mobileye Chauffeur™, Mobileye Drive™, and AMaaS).

Our End-to-End ADAS and AV Solutions

Driver Assist

Base Driver Assist functions are foundational to our spectrum of ADAS and AV solutions and include core safety features such as real-time detection of road users, geometry, semantics, and markings to provide safety alerts and emergency interventions. Our software algorithms and purpose-built hardware are designed to provide the driver with accurate and reliable driver assist solutions, promoting road safety.

Cloud-Enhanced Driver Assist

Cloud-Enhanced Driver Assist provides drivers with high-accuracy interpretations of a scene in real-time utilizing centimeter-level drivable path accuracy, foresight of the path ahead, and other semantic information provided by our crowdsourced REM™ mapping system, subject to the availability of relevant map data. This additional input to the environmental model enhances speed and quality of the system’s decision-making. Our Cloud-Enhanced Driver Assist solution is category-defining and, with our REM™ mapping system, offers comprehensive in-path assist functionality through lateral vehicle control to maintain the driving path even when lane markings are partly visible or absent and through longitudinal vehicle control to adjust speed based on traffic signs, road markings, road conditions, and other traffic directions or hazards, independently of the driver. It additionally provides information of the road ahead, including geometry and driving semantics, and the often-complicated association of semantic indications to the different driving paths (e.g., traffic lights and traffic signs lane association) by relying on data from prior human driving activity on those roads.

Mobileye SuperVisionTM Lite

Mobileye SuperVision™ Lite is our recently-introduced highway-only navigation and assisted driving solution with autonomous parking capabilities supported by our cloud-based enhancements such as REM™. Mobileye SuperVision™ Lite will utilize the SuperVision™ software stack, including our RSS policy model, and will be powered by a Mobileye ECU with one EyeQ™6 SoC, which will process data from the customer’s third party sensor suite featuring six cameras and five radars. Such cameras are expected to consist of two long-range cameras in the front and rear, while leveraging data from four short-range surround vision cameras that are already equipped on many production vehicles today for parking visualization purposes. Mobileye’s SuperVision™ Lite will offer eyes-on/hands-off assisted driving on highway road types (while SuperVision™ is expected to operate on a variety of road types), as well as automated lane changes, evasive maneuvering, and red traffic light braking, and will also include our core Driver Assist safety features. This offering is expected to include DXP and EyeQ™ Kit support, which will enable customers to customize the driving experience and deploy their own internally-developed (or third party-sourced) software components on our EyeQ™ SoCs while benefiting from our industry-leading technology platform.

Mobileye SuperVision™

11 Surround Cameras
120° Main camera
28° Narrow camera
100° Front corner camera
100° Rear corner camera
100° Rear camera
194° Parking camera

Powered by Two EyeQ® 5 High SoCs

6

Mobileye SuperVisionTM

Mobileye SuperVision™, our Premium Driver Assist offering, is a point-to-point assisted driving navigation solution and includes cloud-based enhancements such as REM™ and supports OTA updates. Mobileye SuperVision™ includes our RSS policy model and supports 360-degree surround sensing with 11 third-party cameras powered by a turnkey ECU with two EyeQ™5 or, in the future, two EyeQ™6 SoCs. Furthermore, in addition to supervised point-to-point assisted driving, Mobileye SuperVision™ is capable of changing lanes, managing priorities, and turning in intersections as well as engaging in automated parking, preventative steering, and braking, and other Driver Assist features. The 11 third-party cameras (seven long range cameras and four short-range surround vision cameras) provide full surround coverage and consist of 120-degree and 28-degree cameras in the front, four 100-degree corner cameras (two front-facing and two rear-facing), a 60-degree rear camera and four wide-view 192-degree short-range cameras mounted on the side mirrors and front and rear bumpers. The mapping is powered by REM™ to create a 360-degree environmental model (subject to the availability of map data) and RSS constrains the driving decisions to be compliant with an underlying formally proven model for safe driving decisions. This offering also includes DXP and EyeQ™ Kit support, which will enable customers to control the driving experience and deploy their own internally-developed software on our EyeQ™ SoCs while benefiting from our industry-leading technology platform.

Importantly, our SuperVision™ technology also serves as a bridge, or foundational technology, for Mobileye and its customers to develop a spectrum of eyes-off/hands-off solutions with expanding ODDs. In other words, an OEM that adopts and validates SuperVision™ is taking a significant step towards Consumer AV as SuperVision™ serves as a validated baseline which can be leveraged to add eyes-off functionality under an increasing set of operating conditions in a modular way.

The first series production launch of this offering occurred in 2021 as Geely Group launched Mobileye SuperVision™ in its ZEEKR premium electric vehicle brand. Through the end of 2023, over 200,000 SuperVision™ systems were delivered to ZEEKR and other brands.

Mobileye Chauffeur™ and Mobileye Drive™

Our Mobileye Chauffeur™ first generation solution will be based on three EyeQ™6 High SoCs. It will combine our leading computer vision, camera-based perception subsystem with a radar-lidar subsystem. Mobileye Chauffeur™ will provide 360-degrees of coverage through two independent and redundant sensing subsystems offering True Redundancy™ to reduce the validation burden and, along with REM™ AV maps and RSS, to increase scalability and safety. Mobileye Chauffeur™ is expected to be capable of eyes-off/hands-off driving with a human driver still in the driver’s seat, in a gradually expanding ODD that can range from a limited ODD (e.g., highway only) to the much more advanced ODDs that we are pursuing through this solution. By using Mobileye SuperVision™ eyes-on/hands-off “full ODD” system as a basis for Mobileye Chauffeur™, we allow for an incremental and modular transition from one ODD to the next. This can be done by adding more active sensors for redundancy and more compute power to the already validated and road-tested Mobileye SuperVision™. This approach gives our customers a viable, modular, and incremental path toward useful and safe consumer AV solutions.

Mobileye Drive™, our eyes-off/hands-off solution, will build upon our core autonomous driving technologies found in Mobileye Chauffeur™ (360-degrees of coverage, REM™, True Redundancy™, and RSS) and will deliver the driving functions without the need for any in-vehicle human intervention by adding teleoperability and by minimizing cases where human input would be required. The overall solution will provide a turnkey self-driving system with a more advanced ODD for movement of people and goods that is applicable to various vehicle configurations (such as passenger vehicles, special purpose pods/vehicles, shuttles, and buses) and will be relevant across the range of potential networks (including AMaaS, last-mile delivery and commercial delivery fleets).

We believe that both Mobileye Chauffeur™ and Mobileye Drive™ have sustainable competitive advantages as a result of the cost efficiency, scalability, and regulatory validation of our technology platform:

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
●Self-Driving System & Vehicles. We expect to deploy our Mobileye Drive™ eyes-off/hands-off self-driving system inside purpose-built vehicle platforms that are engineered to integrate our technology stack. Announced supply-side vehicle development partners are Volkswagen Commercial Vehicles, Schaeffler, and Holon. We and our vehicle development partners will then market these vehicles and systems through business-to-business channels into a range of transportation network operators, with announced demand-side customers including Sixt, Deutsche Bahn, Beep, Holo/Ruter, and others.

Overall, we believe our proprietary set of software and hardware technology solutions results in significant competitive advantages and a wider range of potential offerings compared to other approaches by industry participants attempting to commercialize network-deployed autonomous vehicles.

Aftermarket Product Portfolio

We develop and sell aftermarket products meant for vehicles that do not come pre-equipped with ADAS technology. These products use Mobileye’s core computer vision processing and purpose-built EyeQ™ chips to provide collision avoidance systems. We provide a complete system that can be retrofit and integrated into most vehicles, including EyeQ™, camera, and relevant electronics. These systems are sold primarily to entities that own a medium-to-large size fleet of vehicles.

Our current products include Mobileye 8 Connect and Mobileye Shield+. Mobileye 8 is designed for light and medium-duty vehicles to provide forward collision avoidance warnings, as well as enhanced ADAS features, connectivity, and actionable data insights. Mobileye Shield+ is a system specifically designed for large vehicles that have significant blind spots, such as city buses. These EyeQ™4 based products also have the capability to harvest REM™ data.

Despite our history of success with the aftermarket product portfolio, we believe that as automakers and other vehicle manufacturers have steadily increased the rate at which integrated ADAS solutions are installed on new vehicles, the demand and future addressable market for retrofitted ADAS solutions has moderated and will continue to do so. As a result, we regularly evaluate the current and future growth profile of this market relative to the continued investment required.

The Autonomous Vehicle Revolution

Autonomous driving is one of the most difficult technological challenges facing the world today. Autonomous driving as a technological concept has been at the forefront of human imagination for decades. Since the early 2000s, a number of automotive and technology companies have invested heavily to try to make this a reality.

Product-oriented taxonomy

Customer definition	Eyes-on Hands-on	Eyes-on Hands-off	Eyes-off Hands-off	No driver (Robotaxi)
	Driver present			Tele-operations
Safety MRM	Based on driver	Based on driver -Driver Monitoring System needed	Full MRM capability is mandatory - Stopping safely on the shoulder of the road	
Non-safety MRM (deadlocks)	Based on driver			Tele-operations

* MRM- Minimum Risk Maneuver

7

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

We believe that the path to full autonomy at scale will begin with increased proliferation of the middle category - eyes-on/hands-off premium driver assist - enabling hands-free highway driving, for example, and then will gradually extend to other types of roadways, such as rural, urban, and arterial roads. This will allow continued technological development and public trust and familiarity to grow and pave the way toward full autonomy. Our ADAS solutions, which have been deployed in approximately 170 million vehicles, are important building blocks for these more advanced autonomous systems. We believe the key factors in the growth of autonomous driving will be increased safety, consumer demand, and other economic and social benefits, such as increased mobility for older adults and persons with disabilities, less traffic congestion, and the reduction of land use for parking.

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

Our Competitive Strengths

We believe that our leadership in ADAS and autonomous driving is based primarily on our: (1) first-mover advantage; (2) technology, including differentiated technological cores and solution architectures; (3) comprehensive portfolio of solutions; (4) delivery, including agility, response times, and time-to-market; and (5) inherent cost-driven advantages. These significant advantages form the basis for our competitive strengths described below:

●Coupling of software and hardware delivers optimized performance and efficiency - We design our own purpose-built SoCs and develop a software stack to optimally match the architecture of the SoCs. This results in an optimized cost/performance paradigm, allowing for a range of products that can be produced at high volume. Our coupled software and hardware architecture is highly differentiated from general purpose SoCs and software stacks that are not optimized for a specific use case. Our approach results in low power consumption and lean compute, yet is able to support a very powerful range of solutions for the ADAS and AV markets. The principle of efficiency permeates the overall solution design, including our True Redundancy™ approach, with separate subsystems to increase robustness and simplify validation efforts, and RSS, which separates the perception system’s validation from the driving policy system, and allows for a compute-efficient driving policy. Both of these are critical contributors to achieving efficient solutions.
●Scalable EyeQTM SoC design addresses the entire spectrum of ADAS and autonomous driving - Our proprietary accelerator cores are optimized for a wide variety of computer vision, signal processing, and machine learning tasks, including deep neural networks. Our EyeQTM architecture is highly scalable, powers our solutions, ranging from our base ADAS to highly advanced autonomous driving solutions, and is designed to support the increasingly computationally intensive demands of ADAS and autonomous driving solutions on the same architecture.
●Industry leading computer vision capabilities - ADAS solutions are responsible for saving lives and must meet very high-performance metrics with extreme levels of efficiency, and pass increasing oversight from regulatory bodies - “good enough” is simply not acceptable. We are a technology leader for computer vision solutions for ADAS, and we have continuously enhanced our leadership position through our ability to meet the extreme performance, accuracy, and cost metrics of our OEM customers. Our products primarily use monocular camera processing that works accurately alone, or together with radar and lidar for redundancy. We have been responsible for many “industry first” launches using monocular vision processing. These include forward collision warning, automatic emergency braking, pedestrian detection, hands-free driving, and numerous other advanced functions based solely on computer vision. We have pioneered many computer vision features such as deep networks for the discovery of “free space” or the space available to the vehicle to drive in, so that a vehicle can determine a driving path. We have enhanced our computer vision capabilities over time to include multiple cameras such as the trifocal camera configuration (three cameras with different fields of view placed side-by-side facing forward), which has been in series production since 2018, and the 11-camera configuration on our Mobileye SuperVision™ solution, which was launched in late 2021.

●We offer solutions for developing and deploying differentiated features on top of EyeQ™ SoC - Our platform is modular by design, enabling our customers to productize our most advanced solutions today and then leverage those investments to launch even more advanced systems in a modular and incremental manner. Our systems are also highly customizable, which allows our customers to benefit from our cutting-edge, verified, and validated core technologies such as computer vision, true redundancy perception, REM™ mapping and driving policy, while enabling our customers to augment and differentiate their offerings. Our most recent solution is Mobileye DXP, which is a software platform that enables automakers to build from Mobileye’s proven autonomous technology framework to create differentiated products and customized automated driving experiences while supporting faster time-to-market and reducing overall execution risk. Mobileye DXP was designed by separating the universal aspects of driving policy, such as integration with perception, providing safe decision-making actions, and predicting intentions of other road users, from the unique aspects of the driving experience, or “how” the vehicle executes specific scenarios. This approach enables a middle ground between traditional black box (i.e., “closed”) and software development kit (SDK) (i.e., “open”) strategies, satisfying automakers’ desire to control and differentiate the overall driving experience—including how the vehicle responds to traffic signals, other vehicles on the road, take-way or give-way choices, and more. Additionally, automakers can also set specific response parameters for factors like geography, regulations, road type or weather conditions. DXP supports efficient, successive software updates based on automaker roadmaps, as the safety critical elements, like sensing, environmental perception, and driving policy, remain static. Mobileye has also developed our own SDK, called EyeQ KitTM, which provides access to all EyeQ™ accelerators for programming and is enabled by a broad ecosystem of standard and proprietary software. EyeQ Kit™ brings together a team of compilers, simulators, profilers, and debuggers who have been working together for many years to develop a single software platform optimized for common workloads and industry standards. We believe these solutions provide strategic go-to-market flexibility for our customers and enable Mobileye to tailor solutions to OEM targets, where needed, while also accelerating solution execution and reducing development costs.
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

●Data and technology advantage - Developing effective ADAS technology is technologically complex, and requires the development of large validation datasets in order to train the required software algorithms effectively, a long-term commitment to validation and qualification with an OEM before series production can even begin, and significant financial resources. We have assembled a substantial dataset of real-world driving experience, encompassing hundreds of petabytes of data, which includes tens of millions of clips collected over decades of driving on urban, highway, and arterial roads all over the world that enable us to develop and continuously improve advanced computer vision algorithms to fit road scenarios and use cases that our system encounters. We have developed sophisticated 2D and 3D automatic-labeling methodologies that, together with a team of thousands of external specialized annotators, allow for fast development cycles for our computer vision engines based on the dataset we have. In addition, our advanced data labeling infrastructure and data mining tools can unlock significant data-driven insights. In parallel, we have created a rich dataset of roads driven from over three million REM™-enabled vehicles worldwide that we estimate covers over 90% of the approximately 0.8 million miles of motorway, trunk, and primary road types in each of the United States and Europe, respectively, as well as a large majority of all other road types. We apply a series of on-cloud algorithms to build this crowd-sourced data into a high-definition, rapidly updating map that contains a rich variety of information, including road geometry, drivable paths, common speeds, right-of-way, and traffic light-to-lane associations. Our REM™-enabled solutions continuously harvest high-precision data that is analyzed in the cloud, creating a large repository of real-world data from the analysis of tens of millions of miles of road data per day, varying by road types and geography. This data enables us to create robust high definition maps to support solutions across the product spectrum from cloud-enhanced ADAS and Mobileye SuperVision Lite™ to Mobileye SuperVision™ to Mobileye Drive™ and Mobileye Chauffeur™. These two datasets create powerful network effects as we seek to continually improve our solutions as more vehicles are deployed with our technology.
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
●Deep, collaborative ecosystem relationships - Our deep global relationships with key partners across the value chain, from component suppliers, through Tier 1 customers and up to OEMs, offer us a broad and diverse set of collaboration opportunities for high-performance computing, networking, and advanced packaging technologies, among others, from the vehicle to the cloud. Together with our partners, we believe that we can accelerate the pace of autonomous innovation and market adoption.

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
●Capitalize on Cloud-Enhanced Driver Assist features - We have pioneered a cloud-enhanced ADAS solution, which offers customers using advanced EyeQTM versions (EyeQTM4 and above) a significant value through our REM™ technology. Our Cloud-Enhanced Driver Assist solution is capable of utilizing our EyeQTM SoCs and entry level camera technologies to deliver feature enhancements over time. Our Cloud-Enhanced Premium ADAS features range in complexity from all road-type lane keeping assist and lane centering, to Cross-Junction Assist, to Traffic Jam Assist. We will continue to grow the depth and breadth of our AV maps in order to deliver leading ADAS capabilities. In the future, we plan to create revenue streams from our OTA capabilities and AV maps through solution upgrades.
●Further enhance and drive adoption of our Premium Driver Assist solutions - Our Mobileye SuperVision™ solution represents a comprehensive eyes-on/hands-off ADAS solution. After the initial launch by the Geely Group’s premium electric vehicle brand, ZEEKR, we have successfully executed a series of software updates and also achieved a series of production program awards with other OEMs that increased substantially the number of vehicle models in our future launch pipeline. During 2023, shipments were slightly above 100,000 units. On the execution side, we delivered to Zeekr consumers full SuperVision™ features for highway and arterial roads in August 2023 and expanded to 22 cities by year-end as compared to 2 cities at launch. Additionally, we generated substantial new business for this product. We now have 4 vehicle models in production and a total of approximately 30 models in the future launch pipeline as compared to 1 vehicle in production and 5 models in the future launch pipeline at the start of 2023. This expansion was supported by design wins with Porsche, FAW, Mahindra, and a large global western OEM over the course of last year. We believe that the high value-add, our continuous efforts to add capabilities, as well as the competitive price point of Mobileye SuperVision™ will allow it to gain strong market traction in the coming years. Our validated SuperVision™ technology can serve as the foundation to enable eyes-off/hands-off capabilities in a modular way. In addition, our Mobileye SuperVision™ configuration of sensors and compute can also be transformed into an effective “360 guardian,” helping the driver avoid accidents, as referenced in our Vision Zero publications. We believe that Mobileye SuperVision™ has the potential to transform ADAS at its core, potentially leading to adoption driven by regulatory requirements and safety ratings of a Mobileye SuperVision™-like solution in its own category, similar to how safety-ratings and regulation have driven the adoption of base ADAS beginning in 2014.

Additionally, we recently added a new innovative Premium ADAS solution, SuperVision™ Lite, which will utilize the SuperVision™ software stack with a down-scaled sensor suite and an ECU that will include one EyeQTM6 High SoC in the future. The solution will enable eyes-on/hands-off driving on highway road types (as compared to SuperVision™ which is expected to operate on various road types), and next-generation automated parking functions. Mobileye SuperVision™ Lite will provide OEMs with higher levels of autonomy than Cloud-Enhanced Driver Assist, which we believe will expand the application and adoption of our products.

Our Premium Driver Assist offerings are expected to be available with DXP and EyeQTM Kit support, which will enable OEM customers to deploy their own internally-developed software on our EyeQTM SoCs while benefiting from our industry-leading technology platform.

●Innovate and commercialize our next-generation autonomous driving solutions - Propelled by our next generation EyeQ™ SoC, our surround computer vision Mobileye SuperVision™ solution, productization of software-defined imaging radars and our True Redundancy™ architecture, we believe that we will be positioned to deliver an autonomous driving solution that can enable the mass adoption of AV. We plan to continue to develop innovative and cost-optimized solutions to deliver comprehensive capabilities for mass market adoption to our customers. We believe the introduction of our premium ADAS capabilities with our launched Mobileye SuperVision™ solution, which can be scaled to a variety of Mobileye Chauffeur™ Consumer AV solutions, and our eyes-off/hands-off capabilities with Mobileye Drive™ will help us continue to provide our customers with innovative solutions and enable further growth for us. In fact, our business pipeline also took a leap forward in 2023, as we achieved our first set of design wins with Polestar, FAW, and a major global western OEM for Chauffeur™. The favorable view of Chauffeur eyes-off technology by automakers is based on two key factors: 1) Chauffeur adds “buying your time back” as an additional value proposition on top of the safety and convenience benefits of SuperVision™; 2) The sharing of tech building blocks between SuperVision™ and Chauffeur™ creates a scalable bridge from one to the other, significantly lowering the investment needs and raising the probability of success for a consumer AV product. We plan to continue to build and enhance our full-stack technology platform in order to offer an affordable, time-saving and much safer driving experience, which we believe will propel the mass-market adoption of autonomous driving solutions.
●Utilize our flexible platform to expand our collaboration with our OEM customers - We have designed our EyeQ™5 SoCs and subsequent generations to be increasingly customizable by our OEM customers, supported by DXP and EyeQ Kit™. DXP enables automakers to develop and customize the driving experience while utiliziing Mobileye’s proven core technology perception and driving software - allowing our customers to create unique products from our technology while accelerating time-to-market and reducing overall execution risk. EyeQ Kit™, on the other hand, enables co-hosting of third-party software and customer workloads on vehicles equipped with our solutions, including vehicle control systems, driver monitoring systems, parking functions, and visualization features, at the choice of our customers. We plan to continue to develop our platform to offer our customers the ability to seamlessly address the additional capabilities and features that they demand by customizing their offerings on top of our solutions. These collaborative additions to our platform offer a mutually beneficial middle ground between open and closed systems, which will allow OEMs to innovate on top of our platform, augmenting and differentiating their offerings, while benefiting from our cutting-edge, verified and validated core technologies such as computer vision, true redundancy perception, REMTM mapping and driving policy.
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
●Accelerate our roadmap of next generation proprietary EyeQTM SoCs - We believe that we have created the standard for processors focused on computer vision. Our EyeQTM SoCs are purpose-built for sensing and perception technologies and optimized for high throughput and power efficiency. We intend to continue to accelerate our technology leadership with a focus on silicon, packaging, and systems level needs to deliver cost-efficient processing at the edge. EyeQTM6 High be built to address the needs of eyes-on/hands-off and eyes-off/hands-off solutions in a scalable way. Our architecture is highly scalable and is designed to support the increasing and computationally intensive demands of future autonomous driving applications.
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

●Benefit from opportunities in large emerging markets - We intend to continue to invest in customer relationships in China and India, among other emerging markets, to accelerate ADAS and autonomous driving adoption. In India, Mahindra & Mahindra, one of the country’s largest automakers, has launched the first vehicle made locally to offer ADAS capabilities, which is powered by our EyeQTM SoC. Its accessible price point compared to imported alternatives expands the ADAS reach to a broader range of consumers in one of the most populous countries in the world. We believe our long-term partnerships with large Chinese OEMs such as Geely, Great Wall Motors, and SAIC, and Indian OEMs such as Mahindra & Mahindra position our solutions at the forefront of continued innovation and market growth.

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

Tier 1 Automotive Suppliers

We supply certain OEMs with the EyeQTM platform through our arrangements with automotive system integrators, known as Tier 1 automotive suppliers, which are direct suppliers to OEMs. Our Tier 1 customers include Aptiv, Magna, Valeo, ZF, Imotion and others.

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

Our Partnerships with STMicroelectronics and Intel

Our long-standing relationship with STMicroelectronics N.V. (“STMicroelectronics”) continues to strengthen with the complexity of our solutions. Our partnership includes close collaboration in product development, design, and manufacturing. For example, we have co-developed the six EyeQTM generations, including the launched EyeQTM6. We also benefit from STMicroelectronics’ advanced packaging and testing capabilities and automotive expertise. Together with STMicroelectronics, we are working on developing and productizing next-generation automotive-grade technology for high volume automotive applications, which we believe will accelerate the pace of autonomous innovation and market adoption.

Our close partnership with Intel exists on multiple fronts. As a result of our relationship with Intel, we have access to unique and differentiating technologies such as proprietary silicon photonics fabrication technologies, which we may leverage for the early development of our frequency-modulated continuous wave (“FMCW”) lidar, which has the potential to replace alternative third-party lidar sensors to further enhance the performance of our sensor suite. We may also license certain technologies from Intel that support design and development of our software-defined radar, including Intel’s mmWave technologies. Additionally, we intend to explore a collaboration with Intel on a technology platform to integrate our EyeQ™ SoC with Intel’s market-leading central compute capability, with plans to utilize Intel Foundry Services’ advanced packaging capabilities. This potential platform is intended to enable functions essential to safety, entertainment, and cloud connectivity. Intel’s strength in government affairs and policy development around the world will continue to be of significant value to us as we collaborate with regulators who are preparing frameworks to enable commercial deployment of AVs.

Manufacturing

Our products are designed and manufactured specifically for automotive applications after extensive validation tests under stringent automotive environmental conditions.

We partner with STMicroelectronics, a leading supplier and innovator of semiconductor devices for automotive applications, in manufacturing, design and research and development. We have co-developed six generations of our automotive grade SoC, EyeQTM, with STMicroelectronics including EyeQTM5 and EyeQTM6. We design the front-end and STMicroelectronics designs the back-end package and also includes testing, quality assurance, customer care, failure analysis and manufacturing standards. All of our EyeQTM integrated circuits are manufactured by or outsourced to a partner foundry by STMicroelectronics.

We have also established a relationship with Quanta Computer and other suppliers to develop and assemble our ECUs including our reference design for our Mobileye SuperVision™ solution, which includes our EyeQTM5 SoCs from STMicroelectronics.

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

Data Privacy

Privacy is fundamental to Mobileye. We collect, process, transmit, and store personal information in connection with the operation of our business and are subject to a variety of local, state, national and international laws, directives and regulations that apply to the collection, use, retention, protection, security, disclosure, transfer and other processing of personal data in the different jurisdictions in which we operate. Data collected by the camera of our solutions during the development cycle of a project may include personal information such as license plate numbers of other vehicles, facial features of pedestrians, appearance of individuals, GPS data, and geolocation data in order to train the data analytics and AI technology equipped in our solutions for the purpose of identifying different objects and predicting potential issues that may arise during the operation of a motor vehicle. We anticipate that our collection of such personal information may increase as a result of the introduction of our MaaS solutions and our integration of Moovit, which may provide us with access to personal information of users. Our data-collection processes implement strict methodologies to comply with data protection and privacy laws, including the EU General Data Protection Regulation (the “GDPR”), the UK General Data Protection Regulation, and U.S. federal and state law, including the California Consumer Privacy Act of 2018 (the “CCPA”), as amended by the California Privacy Rights Act of 2020 (the “CPRA”).

We leverage systems and applications that are spread over the countries in which we do business, requiring us to regularly move data across national borders. As a result, we are subject to a variety of laws and regulations in the United States, China, the European Union, and other foreign jurisdictions as well as contractual obligations, regarding data privacy, protection, and security.

The scope and interpretation of the laws and regulations that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws. We are subject to the GDPR, which became effective in May 2018. EU member states have enacted certain implementing legislation that adds to and/or further interprets the GDPR requirements. The GDPR, together with national legislation, regulations and guidelines of the EU member states governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, use, retain, protect, disclose, transfer, and otherwise process personal data with respect to EU data subjects. In particular, the GDPR includes obligations and restrictions concerning the consent and rights of individuals to whom the personal data relates, the transfer of personal data out of the EEA, security breach notifications and the security and confidentiality of personal data. We are also subject to the UK General Data Protection Regulation (i.e., a version of the GDPR as implemented into UK law), exposing us to two parallel regimes with potentially divergent interpretations and enforcement actions for certain violations. While the European Commission issued an adequacy decision in respect of the UK’s data protection framework, enabling data transfers from EU member states to the UK to continue without requiring organizations to put in place contractual or other measures in order to lawfully transfer personal data between the territories, that decision will sunset in June 2025 unless extended and it may be revoked in the future by the European Commission if the UK data protection regime is reformed in ways that deviate substantially from the GDPR. Other countries have enacted or are considering enacting similar cross-border data transfer rules or data localization requirements.

Additionally, U.S. state governments have enacted new data protection and privacy laws and regulations since 2018, including California, Colorado, Connecticut, Utah and Virginia. These new state laws and regulations may impact our business practices, including limiting our ability to use clips for internal development and validation purposes. Federal and state laws and regulations are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we would become subject if it is enacted. Compliance with these federal and state data protection and privacy laws and regulations, and other similar federal or state laws and regulations that may be enacted in the future, may require us to put in place additional mechanisms to comply with such laws and regulations which could cause us to incur substantial costs or require us to change our business practices, including our data processing practices, in a manner adverse to our business. Moreover, any failure to comply with such federal and state laws and regulations could result in, among other things, regulatory or government investigations, monetary penalties or fines, litigation (including civil claims, such as representative actions and other class action-type litigation), and orders to cease, modify or change our business practices, including our data processing practices.

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

Our Competition

The ADAS and autonomous driving industries are highly competitive. In the ADAS and consumer AV market, we face competition primarily from other external providers including Tier 1 automotive suppliers and silicon providers, as well as in-house solutions developed by the OEMs to a certain extent. Our Tier 1 customers may be developing or may in the future develop competing solutions. For example, certain of our competitors have announced that they are operating autonomous robotaxis. Tier 1 automotive supplier competitors include Bosch, Continental, and Denso. Our silicon provider competitors include Ambarella, Advanced Micro Devices, Arriver / Qualcomm, Black Sesame Technologies, Horizon Robotics, Huawei, NVIDIA, NXP, Renesas Electronics, and Texas Instruments. OEMs who have or are pursuing their own in-house solutions are also indirect competitors, with Tesla and Mercedes-Benz being examples of automakers taking that approach today, with others such as General Motors, NIO, Volvo Cars, Xpeng Motors, Huawei and Li Auto also pursuing in-house solutions for portions of the advanced ADAS software stack. In the future, our indirect competitors could become direct competitors.

In the autonomous driving market, including AMaaS and consumer AV, we face competition from technology companies, internal development teams from the automakers themselves, sometimes in combination with investments in early-stage autonomous vehicle technology companies, Tier 1 automotive companies, as well as robotaxi providers. AMaaS competitors include Cruise, Motional, Waymo, Yandex, and Zoox in the United States and Europe and Auto X, Baidu, Deeproute.ai, Didi Chuxing, Momenta, and WeRide in China. Consumer AV competitors include Sony and Tesla, who are developing self-driving vehicles for consumers.

Developing effective ADAS technology is technologically complex, requires the development of large validation datasets in order to train the required software algorithms effectively, requires a long-term commitment to validation and qualification with an OEM before series production can even begin, and requires significant financial resources. In addition, our tightly coupled software and hardware solutions, which are based on highly advanced, road-tested, sensing and perception technologies from decades of leadership in computer vision and powered by our mission critical software and purpose-built EyeQTM family of SoCs are extremely hard to replicate.

Moovit competes against urban mobility applications and MaaS solutions which provide transportation services and navigation data to consumers. Moovit’s free and subscription-based application competition includes Alphabet, Apple, Citymapper, and Transit. Moovit’s application also competes with on-demand service providers that provide multi-modal ride services and route planning through their own services including Lyft, TransLoc, Trapeze, Uber, and Via.

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

Research and Development

We believe our strong research and development is our principal competitive strength and has led to our position in the market. Our research and development activities are predominantly conducted in Israel. We have more than 85% of our full time-equivalent employees engaged in research and development, many of whom have been with the company for significant tenures. Our research and development efforts focus on algorithms, including visual processing, camera control, vehicle control, camera/radar fusion, autonomous driving sensing technologies, REM™ technology, driving policy and related engineering tasks as well as application software, silicon design and hardware electronics design. We believe we have a unique approach by developing ADAS and autonomous solutions simultaneously, giving us a technical and scale advantage over our competition.

Our Employees

As of December 30, 2023, we had approximately 3,700 employees operating across eight countries, with approximately 85% of such employees involved in research and development and approximately 3,400 of such employees operating in Israel. None of our employees is represented by a labor union with respect to his, her or their employment. In certain countries in which we operate, we are subject to, and comply with, local labor law requirements, which may automatically make our employees subject to industry-wide collective bargaining agreements. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Intellectual Property

Our ability to compete effectively depends in part on our ability to develop and maintain the proprietary aspects of our technology. Our policy is to obtain appropriate proprietary rights protection for any potentially significant new technology acquired or developed by us. As of December 30, 2023, we held 334 U.S. patents, 48 European patents, 192 U.S. patent applications, 521 European and other non-U.S. patent applications, and provisional patent filings. We do not view any single patent or patent application to be material.

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

Litigation may be necessary in the future to enforce our proprietary rights, to determine the validity and scope of the proprietary rights of others, or to defend us against claims of infringement, misappropriation or other violation or invalidity by others. An adverse outcome in such litigation or similar proceedings could subject us to significant liabilities to third parties, require disputed rights to be licensed from others or require us to cease marketing or using certain products, any of which could have a material adverse effect on our business, financial condition, and results of operations. In addition, the cost of addressing any intellectual property litigation claim, both in legal fees and expenses, as well as from the diversion of management’s resources, regardless of whether the claim is valid, could be significant and could have a material adverse effect on our business, financial condition, and results of operations.

Relationship with Intel

Prior to the Mobileye IPO, Intel beneficially owned 100% of our outstanding shares of common stock and we operated as Intel’s wholly owned subsidiary. As of December 30, 2023, Intel beneficially owns all of the outstanding shares of our Class B common stock, representing approximately 88.3% of our outstanding common stock and 98.7% of the voting power of our common stock. As a result, Intel is able to control all matters submitted to our stockholders for approval, including the election of our directors and the approval of significant corporate transactions. Furthermore, in addition to any other vote required by law or by our amended and restated certificate of incorporation, until the first date on which Intel ceases to beneficially own 20% or more of our outstanding shares of common stock, the prior affirmative vote or written consent of Intel as the holder of our Class B common stock will be required in order for us to: adopt or implement any stockholder rights plan or similar takeover defense measure; consolidate or merge with or into any other entity; permit any of our subsidiaries to consolidate or merge with or into any other entity, with certain exceptions; acquire the stock or assets of another entity for consideration in excess of $250,000,000 other than transactions in which we and one or more of our wholly owned subsidiaries are the only parties; issue any stock or other equity securities except to our subsidiaries, pursuant to the Mobileye IPO, or pursuant to our employee benefit plans limited to a share reserve of 5% of the outstanding number of shares of our common stock on the immediately preceding December 31; make or commit to make any individual or series of related capital or other expenditures in excess of $250,000,000; create, incur, assume or permit to exist any indebtedness or guarantee any indebtedness in excess of $250,000,000; make any loan to or purchase any debt securities of any person in excess of $250,000,000; redeem, purchase or otherwise acquire or retire for value any equity securities of our company except repurchases from employees, officers, directors or other service providers upon termination of employment or through the exercise of any right of first refusal; take any actions to dissolve, liquidate, or wind-up our company; declare dividends on our stock; or amend, terminate or adopt any provision inconsistent with our amended and restated certificate of incorporation or amended and restated bylaws. See “Item 1A. Risk Factors — Risks Related to our Relationship with Intel and our Dual Class Structure”.

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

Key provisions of the Master Transaction Agreement include: we will provide Intel with certain registration rights to register our common stock, because the shares of our common stock held by Intel after the Mobileye IPO are “restricted securities” as defined in Rule 144 under the Securities Act; we will cooperate with Intel, at its request, to accomplish a distribution by Intel of our common stock to Intel stockholders which is intended to qualify as a distribution under Section 355 of the Code, or any corresponding provision of any successor statute, and we have agreed to promptly take any and all actions reasonably necessary or desirable to effect any such distribution, in which Intel will determine, in its sole and absolute discretion, whether to proceed with all or part of the distribution, the date of the distribution and the form, structure and all other terms of any transaction to effect the distribution; so long as Intel beneficially owns at least 20% of our common stock, we will sell Intel our commercially available products, including EyeQTM SoCs, for internal use, but not for resale on a standalone or bundled basis; we and Intel agree to hold the other in most favored status with respect to products purchased or sold for internal use, meaning that the product prices, terms, warranties and benefits provided between us and Intel shall be comparable to or better than the equivalent terms being offered by the party providing the products to any single, present customer of such party; we have granted Intel a continuing right to purchase from us shares of Class A common stock or Class B common stock as is necessary for Intel to maintain an aggregate ownership interest of our common stock representing at least 80.1% of our common stock outstanding; we and Intel have cross-indemnities that generally place the financial responsibility on us and our subsidiaries for all liabilities associated with the current and historical Mobileye business and operations, and generally will place on Intel the financial responsibility for liabilities associated with all of Intel’s other current and historical businesses and operations, in each case regardless of the time those liabilities arise, and certain other indemnities; the Master Transaction Agreement contains a general release for liabilities arising from events occurring on or before the time of the Mobileye IPO; for so long as Intel provides us with accounting and financial services under the Administrative Services Agreement that we entered into with Intel, and to the extent necessary for the purpose of preparing financial statements or completing a financial statement audit, we will provide Intel as much prior notice as reasonably practical of any change in the independent certified public accountants to be used by us or our subsidiaries for providing an opinion on our consolidated financial statements; until the later of Intel ceasing to be a “controlling person” of us as defined in the Securities Act and such date that Intel ceases to provide us with legal, financial, or accounting services under the Administrative Services Agreement, we will comply with all Intel rules, policies, and directives identified by Intel as critical to legal and regulatory compliance, to the extent such rules, policies, and directives have been previously communicated to us, and will not adopt legal or regulatory policies or directives inconsistent with the policies identified by Intel as critical to legal and regulatory compliance; for a period of two years following the closing of the Mobileye IPO, we and Intel will not, directly or indirectly, solicit active employees of the other without prior consent by the other, provided we both have agreed to give such consent if either party believes, in good faith, that consent is necessary to avoid the resignation of an employee from one party that the other party would wish to employ; all outstanding options to purchase shares of Intel and all other Intel equity awards held by Mobileye Group employees at the time of the Mobileye IPO will continue to be outstanding until the earliest of (i) the date the award is exchanged pursuant to any issuer exchange offer undertaken by us and Intel, (ii) the date the award is exercised or expires under the terms of the applicable award agreement, and (iii) the date such award is canceled as a result of a Mobileye Group employee being terminated or, if later, the end of any post-termination exercise period specified in the award agreement or by the applicable equity plans’ administrative committees; immediately after completion of the Mobileye IPO (and after giving effect to the repayment of indebtedness by us to Intel and other transactions that occurred substantially concurrently with the Mobileye IPO), Intel agreed to ensure that we had $1.0 billion in cash, cash equivalents, or marketable securities; and Intel will use commercially reasonable efforts to provide three months’ advance notice to our board of directors in the event that Intel intends to pursue a transaction (even if no such transaction is imminent or probable at such time) which is reasonably expected to cause Intel’s ownership in us to fall below 50% of our total issued and outstanding shares of common stock.

In connection with the Mobileye IPO, we entered into a LiDAR Product Collaboration Agreement with Intel and a Technology and Services Agreement with Intel pursuant to which Intel granted us a limited license to sensitive core technology relating to lidar and radar, respectively. Pursuant to the LiDAR Product Collaboration Agreement, the license is limited to a particular lidar sensor system for ADAS and AV systems in automobiles and to certain types of customers (Tier 1s, OEMs and MaaS), and the development by us of any future products based on Intel technology will depend on future agreements. Further, we are not licensed to manufacture products based on Intel technology with anyone other than Intel. In 2023, Mobileye opted to pursue a different lidar technology, and as a result, Mobileye and Intel are no longer actively working on developing the LiDAR Project under the LiDAR Product Collaboration Agreement. Mobileye and Intel have begun negotiation of an amendment to the LiDAR Product Collaboration Agreement which contemplates the parties’ cessation of lidar development work and Mobileye’s potential, continued use of certain licenses granted by Intel under the LiDAR Product Collaboration Agreement. In connection with the foregoing, Mobileye would no longer be obligated to share its profits associated with the LiDAR Project with Intel, and Intel would no longer be obligated to provide development services for the LiDAR Project and fund Mobileye’s lidar investments beyond the $40 million per year threshold set forth in the LiDAR Product Collaboration Agreement. Final commercial terms for this amendment remain subject to further negotiation by Mobileye and Intel. Pursuant to the Technology and Services Agreement, the license is limited to the development of a specific type of radar for specific applications, and any radar products that do not fall under the scope of the agreement will require a separate license from Intel, at Intel’s discretion. As a result, we will not own most new lidar and radar intellectual property, even if developed solely by us. If we are not able to continue to use or license sensitive core technology related to lidar and radar from Intel, we may not be able to secure alternatives in a timely manner or at all, and our ability to remain competitive would be harmed and that could adversely affect our business, results of operations and financial condition. See “Item 1A. Risk Factors — Risks Related to our Relationship with Intel and our Dual Class Structure — We may have conflicts of interest with Intel and, because of (i) certain provisions in our amended and restated certificate of incorporation relating to related person transactions and corporate opportunities, (ii) agreements we have with Intel in connection with the Mobileye IPO, and (iii) Intel’s controlling beneficial ownership interest in our company, we may not be able to resolve such conflicts on terms favorable to us.”

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

See the information under the heading “Item 13. Certain Relationships and Related Transactions, and Director Independence” which is incorporated herein by reference from our definitive proxy statement for the 2024 Annual Meeting of the Stockholders (the “2024 Proxy Statement”), which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 30, 2023.

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

Information about our Executive Officers

Set forth below are the names, ages and positions as of the date hereof of our executive officers.

Name	Age	Position
Amnon Shashua	63	Chief Executive Officer, President, and Director
Moran Shemesh Rojansky	43	Chief Financial Officer
Gavriel Hayon	54	Executive Vice President, Research and Development
Shai Shalev-Shwartz	48	Chief Technology Officer
Nimrod Nehushtan	34	Executive Vice President Business Development & Strategy, Co-Manager REM

Amnon Shashua is our co-founder and has been serving as our Chief Executive Officer and President since 2017 and as our director since our founding in 1999. He served as a Senior Vice President at Intel from 2017 to 2022, following our acquisition by Intel. Professor Shashua founded Mobileye in 1999. In addition to Mobileye, Professor Shashua has founded a number of startups in the fields of computer vision and machine learning, including CogniTens, which develops comprehensive dimensional measurement systems, which he founded in 1995 and has since been acquired, OrCam, which harnesses computer vision and AI to assist the visually and hearing impaired, which he co-founded in 2010 and serves as its Co-Chairman, and AI21 Labs, which works to use AI to understand and create natural language, which he co-founded in 2017 and serves as its Chairman. In 2019, Professor Shashua founded One Zero Digital Bank, a digital bank in Israel. In December 2021, Professor Shashua co-founded Mentee Robotics, which aims to build humanoid robots and has since been serving as its Chairman. Professor Shashua holds the Sachs Chair in Computer Science at the Hebrew University of Jerusalem, where he teaches and supervises graduate students. He has published 162 papers in the field of machine learning and computational vision and holds over 94 patents. Professor Shashua has been awarded prestigious prizes for his contributions to science and technology and is also the 2020 Dan David laureate in the field of AI awarded for his ground-breaking work in the field. In 2019, he was recognized as the Electronic Imaging Scientist of the Year by the Society for Imaging Science and Technology. Professor Shashua and his team were also finalists in the European Inventor Awards of 2019, awarded by the European Patent Office. In July 2022, Professor Shashua received the Mobility Innovator Award from the Automotive Hall of Fame. In March 2023, Professor Shashua received the Israel Prize for Lifetime Achievement from the Israel Ministry of Education.

Moran Shemesh Rojansky has been serving as our Chief Financial Officer since 2023. Prior to her current position, Ms. Shemesh Rojansky joined Mobileye in 2016 as our Corporate Controller and subsequently became our Director of Finance, Vice President of Finance and Acting Chief Financial Officer. Prior to joining Mobileye, Ms. Shemesh Rojansky served in financial reporting roles at Tnuva Ltd, including head of consolidation and reporting, for three years from 2013 to 2016. Prior to that, Ms. Shemesh Rojansky served in several roles in the accounting consulting services and advisory group at PricewaterhouseCoopers Israel, including senior manager. Ms. Shemesh Rojansky earned both her M.B.A. in financial management and her B.A. in accounting and law from Tel Aviv University in Israel and is a licensed certified public accountant.

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

Nimrod Nehushtan has been serving as our Executive Vice President of Business Development & Strategy and Co-Manager of REMTM since 2023. Prior to his current position, Mr. Nehushtan served as Senior Vice President of Business Development & Strategy and Co-Manager of REMTM. Prior to that, Mr. Nehushtan served as Co-General Manager of the REM™ division of Mobileye, overseeing product development and leading business operations and growth. Mr. Nehushtan joined Mobileye in 2017 as a Project Manager. Prior to joining Mobileye, Mr. Nehushtan was an engineer at Israel Aerospace Industries. Mr. Nehushtan earned his B.Sc. in mechanical engineering from Tel Aviv University.

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
●We have previously experienced constraints in the supply of our EyeQ™ SoCs as the result of the global semiconductor shortage during 2021 and 2022, and future shortages in the supply of our EyeQ™ SoCs or other critical parts would adversely affect our business, results of operations, and financial condition.
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
●An uncertain economic environment and inflationary conditions may adversely affect global vehicle production and demand for our solutions.
●If OEMs are unable to maintain and increase consumer acceptance of ADAS and autonomous driving technology, our business, results of operations, and financial condition would be adversely affected.
●Our business, results of operations, and financial condition may be adversely affected by changes in automotive safety regulations or concerns that drive regulations that could increase our costs or delay or halt adoption of our solutions.
●The dual class structure of our common stock has the effect of concentrating voting control with Intel, and Intel will beneficially own shares of our Class B common stock, representing a majority of the shares of our common stock and approximately 98.7% of the voting power of our outstanding common stock as of December 30, 2023. This will limit or preclude your ability to influence corporate matters.
●We may have conflicts of interest with Intel, and because of (i) certain provisions in our amended and restated certificate of incorporation relating to related person transactions and corporate opportunities, (ii) agreements we entered into with Intel in connection with the Mobileye IPO, and (iii) Intel’s controlling beneficial ownership interest in our company, we may not be able to resolve such conflicts on terms favorable to us.
●Conditions in Israel affect our operations and may limit our ability to produce and sell our solutions.
●Our operations may be disrupted by the obligations of personnel to perform military service as a result of current or future military actions involving Israel.

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

Our business, results of operations, and financial condition depend on our ability to complete development of our existing ADAS and autonomous driving programs and to develop and introduce new and enhanced solutions that incorporate and integrate the latest technological advancements in sensing and perception technologies, software and hardware, and camera, radar, lidar, mapping, and AI technologies to satisfy evolving customer, regulatory, and safety rating requirements. For example, we will need to complete the development and achieve cost efficient production at scale of new generations of our EyeQTM SoCs and our software-defined radar, and source lidar cost effectively, which could include the development of our FMCW lidar, all of which are important components of our planned approach to address the AMaaS and consumer AV markets. This report may contain descriptions of our current expectations regarding the years by which we expect to obtain engineering samples, commence production, or release our anticipated future solutions. These time periods are subject to significant uncertainty. We may encounter significant unexpected technical and production challenges, or delays in completing the development of these and other solutions and ramping production in a cost-efficient manner, particularly as our products become increasingly complex. The development of these and other new and enhanced solutions requires us to invest resources in research and development and also requires that we:

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

If there are delays in, or if we fail to complete when expected or at all, our existing and new development programs, we may not be able to satisfy our customers’ requirements, achieve additional design wins with existing or new customers, or achieve broader market acceptance of our solutions, and our business, results of operations, and financial condition would be adversely affected. In addition, the price of our solutions depends on the bundle included in the specific product. Our solutions have different margin profiles. As we develop, bundle, and sell full systems that include third-party hardware beyond EyeQTM, we expect that our gross margin will decrease on a percentage basis because of the greater third-party hardware content.

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

A significant and growing number of established and new technology companies and automobile manufacturers have entered, or are reported to have plans to enter, the market for ADAS and autonomous driving solutions. For example, certain of our competitors have announced that they are operating autonomous robotaxis. Some of our competitors have significantly greater or better-established resources than we do to devote to the design, development, manufacturing, distribution, promotion, sale, and support of their products. Automakers who seek to develop their own in-house solutions may also become indirect competitors. Some OEMs that have incorporated our solutions in the past have decided, and some OEMs that currently incorporate our solutions may decide to design in-house solutions to replace our solutions that they currently implement. For example, Tesla had previously incorporated our ADAS solutions in their vehicles but transitioned to their own in-house ADAS solutions. Mercedes-Benz is also employing its own in-house solutions, with others such as, NIO, Volvo Cars, and Xpeng Motors also pursuing in-house solutions for portions of the ADAS software stack. In addition, our Tier 1 customers may be developing or may in the future develop competing solutions.

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

In the autonomous driving market, including AMaaS and consumer AV, we face competition from technology companies, internal development teams from the automakers themselves, sometimes in combination with investments in early-stage autonomous vehicle technology companies, Tier 1 automotive suppliers, and robotaxi providers. AMaaS competitors include Cruise, Motional, Waymo, and Zoox in the United States and Europe and Auto X, Baidu, Deeproute.ai, Didi Chuxing, Momenta, and WeRide in China. Consumer AV competitors include Sony, and Tesla, who are developing self-driving vehicles for consumers.

Moovit competes against urban mobility applications and MaaS solutions, which provide transportation services and navigation data to consumers. Moovit’s free and subscription-based application competition includes Alphabet, Apple, Citymapper and Transit. Moovit’s application also competes with on-demand service providers that provide multi-modal ride services and route planning through their own services including Lyft, TransLoc, Trapeze, Uber, and Via. See “Item 1.Business — Our Competition.”

We have previously experienced constraints in the supply of our EyeQTM SoCs as the result of the global semiconductor shortage during 2021 and 2022, and future shortages in the supply of our EyeQTM SoCs or other critical parts would adversely affect our business, results of operations, and financial condition.

In 2021 and 2022, the semiconductor industry experienced widespread shortages of substrates and other components and available foundry manufacturing capacity. These factors, combined with the long lead times associated with wafer production, contributed to a shortage of semiconductors. During 2021 and 2022, STMicroelectronics, our sole supplier of EyeQ™ SoCs, was not able to meet our demand for EyeQ™ SoCs, causing a significant reduction in our inventory level, and we entered 2022 with significantly lower inventories of our EyeQ™ SoCs as a result of the limited supply during 2021. Starting in late 2022 and early 2023, such supply chain disruptions, raw material shortages and manufacturing limitations abated and during 2023, we successfully increased levels of EyeQ™ SoC inventory on hand, mitigating the potential for future supply constraints to cause a shortfall. However, in the event of a reoccurrence of supply chain constraints, and subject to the duration and severity thereof, we may be required to operate with minimal or no inventory of EyeQ™ SoCs or SuperVision™ ECUs on hand. As a result, we are substantially reliant on timely shipments of EyeQ™ SoCs from STMicroelectronics and ECUs from Quanta Computer (or other suppliers) to fulfill customer orders and if such a shortfall of chips or ECUs were to occur, we may be unable to offset future supply constraints through the use of inventory on hand. Since our EyeQ™ SoC is the core of our ADAS and autonomous driving solutions, continued, acute shortages in the supply of sufficient EyeQ™ SoCs to meet our production needs would impair our ability to meet our customers’ requirements in a timely manner, and would affect our business, results of operations, and financial condition potentially in an adverse manner.

Moreover, the reoccurrence of global semiconductor shortages could constrain production and cause production delays by automakers, which could then result in reduced or delayed demand for our solutions. In addition, any event, including for example the COVID-19 pandemic from 2020 through 2022, causing, or leading to, port congestion, intermittent supplier shutdowns, and/or delays in the delivery of critical components, could result in additional expenses to expedite delivery of critical parts. Sustaining the proliferation of our solutions will require the readiness and solvency of our suppliers and vendors, a stable and motivated workforce, and ongoing government cooperation, including for travel and visa allowances, which many governments previously restricted in connection with efforts to address the COVID-19 pandemic. To mitigate supply chain constraints, we monitor inventory levels on an on-going basis and may further build up inventories of EyeQ™ SoCs. Accumulating such additional inventories could require substantial amounts of capital and may expose us to risks regarding the obsolescence of such chips.

We depend on STMicroelectronics to manufacture our EyeQTM SoCs.

We currently purchase all of our EyeQ™ SoCs from STMicroelectronics. Because of the complex proprietary nature of our EyeQ™ SoCs, any transition from STMicroelectronics to a new supplier or, if there were a disaster at any of STMicroelectronics’ facilities involved in manufacturing our EyeQ™ SoCs, bringing new facilities online, would take a significant period of time to complete and would likely result in our having insufficient inventory and adversely affect our business, results of operations, and financial condition. In addition, our contractual relationship with STMicroelectronics does not provide us with long-term pricing or quantity guarantees, and both we and STMicroelectronics are free to terminate the arrangement at any time. Further, we are vulnerable to the risk that STMicroelectronics may be unable to meet demand for our EyeQ™ SoCs or cease operations altogether. Moreover, STMicroelectronics depends on Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) as its subcontractor to manufacture our EyeQ™ SoCs, and as a result, we are also vulnerable to the risk that TSMC may be unable to meet demand or cease operations altogether. In addition, we may be affected by supply constraints and increased costs involving STMicroelectronics and TSMC resulting from any reoccurrence of the global semiconductor shortage. See “— We have previously experienced constraints in the supply of our EyeQ™ SoCs as the result of the global semiconductor shortage during 2021 and 2022, and future shortages in the supply of our EyeQ™ SoCs or other critical parts would adversely affect our business, results of operations, and financial condition.”

TSMC is located in Taiwan, and our ability to receive sufficient supplies of our EyeQTM SoCs could be adversely affected by events such as natural disasters in Taiwan, including earthquakes, drought and typhoons, the escalations of tensions between the People’s Republic of China and Taiwan, including resulting from the People’s Republic of China’s step up of military exercises around Taiwan, political unrest, trade restrictions, or war. These same factors may also adversely affect the global supply of microchips and cause additional constraints on global automotive production.

We face additional supply chain risks and risks of interruption of requisite services, including, as a result of our reliance on a single supplier or limited suppliers and vendors, for certain components, equipment, and services.

A large number of suppliers and vendors provide materials, equipment, and services that are used in the production of our solutions and other aspects of our business. Where possible, we seek to have several sources of supply. However, for certain materials, equipment, and services, we rely on a single or a limited number of direct and indirect suppliers and vendors, or upon direct and indirect suppliers and vendors in a single location. In addition, direct and indirect supplier and vendor consolidation or business failures can impact the nature, quality, availability, and pricing of the products and services available to us. For example, we currently depend on Amazon Web Services for cloud services in connection with our REM™ mapping system, Roadbook™, and AMaaS solutions including the Moovit platform, and a failure of such cloud services would result in interruptions to our services. In addition, the semiconductor industry is experiencing widespread shortages of substrates. See “— We have previously experienced constraints in the supply of our EyeQ™ SoCs as the result of the global semiconductor shortage during 2021 and 2022, and future shortages in the supply of our EyeQ™ SoCs or other critical parts would adversely affect our business, results of operations, and financial condition” and “— We depend on STMicroelectronics to manufacture our EyeQ™ SoCs.”

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

Significant changes in the markets in which we purchase materials, components, and supplies for the production of our solutions may adversely affect our profitability. Our contractual relationship with STMicroelectronics, our sole supplier of EyeQ™ SoCs, and with other suppliers does not provide us with long-term pricing or quantity guarantees. As a result of the global semiconductor shortage in 2021 and 2022 as well as inflationary pressures, we have experienced and may experience in the future increases in the cost of our EyeQ™ SoCs. We have adjusted, and continue to seek to adjust, the prices charged to our customers to offset these cost increases, but anticipate that, despite such price increases, our percentage gross margin may decrease, at least in the short term, as a result of these cost increases. Competitive and market pressures limit our ability to recover increases in costs through increases in prices we charge to our customers, and, even where we are able to achieve price increases that would offset such increased costs, in some cases there may be a delay before we are able to do so. The inability to pass on price increases to our customers when raw material or component prices increase rapidly or are significantly higher than historic levels would adversely affect our business, results of operations, and financial condition.

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

Our software and hardware, including our EyeQTM SoCs, are complex and, from time to time, have had, and could have or could be alleged to have, defects in design or manufacturing, security vulnerabilities or other errors, failures, or other issues of not functioning in accordance with their specifications or as expected. Some errors or defects in our solutions have been, and could be, initially undetected and only discovered after they have been tested, commercialized, and deployed by customers. Alleged or actual defects in any of our solutions could result in adverse publicity for us, warranty claims, litigation against us, legal expenses and damages, our customers never being able to commercialize technology incorporating our solutions, negative publicity for our customers, and other consequences. Errors, defects, or security vulnerabilities could result in serious injury to or death of the end users of vehicles incorporating our solutions, or those in the surrounding area, including as a result of traffic accidents and collisions. If that is the case, we would incur significant additional development costs and product recall, repair, or replacement costs.

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

Depending on the terms under which we supply products to a Tier 1 customer or an OEM, vehicle manufacturers have held and may attempt to hold us responsible for some or all of the repair or replacement costs of defective products under new vehicle warranties when the OEM asserts that the solution supplied did not perform as warranted. Our potential liability may increase to the extent that OEMs increasingly purchase our products directly, as opposed to incorporating our solutions through indirect purchases from our Tier 1 customers. Although we regularly evaluate the level of our reserves for warranty claims and adjust them when appropriate, final amounts determined to be due in respect of warranty claims could differ materially from our recorded estimates. Product liability, warranty, and recall costs would have an adverse effect on our business, results of operations, and financial condition. In addition, product liability claims present the risk of protracted litigation, legal fees, and diversion of management’s attention from the operation of our business, even if our defense of these claims is ultimately successful.

While STMicroelectronics is responsible for quality control and procedures for testing and manufacturing our EyeQTM SoCs to our specifications, we retain liability for failure in production caused by defective EyeQTM SoC design or error. Although we use disclaimers, limitations of liability, and similar provisions in our agreements, there is no assurance that any or all of these provisions will prove to be effective barriers to product liability claims. In addition, although we currently maintain product liability insurance program, there is no assurance that such insurance will be adequate to cover any or all of our potential losses as a result of large deductibles and broad exclusions. Our insurers may also discontinue our insurance coverage, and we may be unable to find replacement insurance on acceptable terms, or at all.

Furthermore, the automotive industry in general is subject to significant litigation claims due to the potentially severe consequences of traffic collisions or other accidents. As a provider of solutions related to, among other things, preventing traffic collisions and other accidents, we could be subject to litigation for traffic collisions or other accidents, even if our solutions or their features or the failure thereof did not cause any particular traffic collision or accident. Our technology has been involved, and we expect in the future will be involved, in accidents resulting in death or personal injury, and such accidents where our solutions or their features are involved may be the subject of significant public attention. There also remains significant uncertainty in the legal implications to providers of emerging ADAS and autonomous driving technologies of traffic collisions or other accidents involving such technologies, particularly given variations in legal and regulatory regimes that are emerging in different jurisdictions, and we may become liable for losses that exceed the current industry norms as the regulatory and legal landscape develops. In addition, because ADAS and autonomous driving technologies rely on products and services provided by third parties, there is the potential that the failure of such third-party products or services that affect the performance of EyeQTM SoCs, notwithstanding the absence of any defect in design or manufacture or other failure in EyeQTM SoCs themselves, could result in additional claims being made against us.

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

We invest significant effort and money from the time of our initial contact with an OEM to the time when the OEM chooses our technology for ADAS or autonomous driving applications to be incorporated into one or more specific vehicle models to be produced by the OEM. This selection process is known as a “design win.” We could expend significant resources pursuing, but fail to achieve, a design win. After a design win, it is typically difficult for a product or technology that did not receive the design win to displace the winner until the OEM issues a new request for quotation because an OEM will generally not change complex technology already integrated in its systems until a vehicle model is revamped. In addition, the firm with the winning design may have an advantage with the OEM going forward because of the established relationship between the winning firm and the OEM, which would make it more difficult for that firm’s competitors to win the designs for other production models. If we fail to win a significant number of OEM design competitions in the future, then our business, results of operations, and financial condition would be adversely affected. We typically sell our products to Tier 1 suppliers, but increasingly engage directly with OEMs, particularly with respect to our advanced product portfolio, which adds complexity to the sourcing and contracting process for us, and could strain our resources.

There is no guarantee that our customers will purchase our solutions in any certain quantity or at any certain price even after we achieve design wins, and there may be significant delays between the time we achieve a design win until we realize revenue from the vehicle model.

We generally do not have contracts with customers that require them to purchase our solutions in any certain quantity or at any certain price, and our sales could be less than we forecast if a vehicle model for which we achieved a design win is unsuccessful, including for reasons unrelated to our solutions, if an OEM decides to discontinue or reduce production of a vehicle model or of the use of our solutions in a vehicle model, or if we face downward pricing pressure. As a result, achieving design wins is not a guarantee of revenue, and our sales may not correlate with the achievement of additional design wins. Moreover, pricing estimates are made at the time of a request for quotation by an OEM, so that worsening market or other conditions between the time of a request for quotation and an order for our solutions may require us to sell our solutions for a lower price than we initially expected. Due to the global material shortage in 2021 and 2022, we worked with our customers to ensure they commit to certain volumes on an annual basis in order to secure quantities. In late 2023, we returned to our pre-global material shortage practice of having customers commit to certain quarterly volumes. However, we have not committed to supply such volumes and the volumes we supply will depend upon market conditions. We may also face pricing pressures from our customers as a result of their restructuring, consolidation, and cost-cutting initiatives or as a result of increased competition. As a particular solution matures and unit volumes increase, we also generally expect its average selling price (“ASP”) to decline. In addition, there are generally step-downs in pricing over periods of production as volumes ramp up. If we are unable to generate sufficient production cost savings or introduce solutions with additional features and functionality at higher price points to offset price reductions, then our business, results of operations, and financial condition would be adversely affected.

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

In connection with our design wins, we typically receive preliminary estimates from OEMs of their anticipated production volumes for the models relating to those design wins. Those estimates may be revised significantly by the OEMs, potentially multiple times, and may not be representative of future production volumes associated with those design wins, which could be significantly higher or lower than estimated. For example, several automakers decreased their initial 2023 vehicle production projections, and we had to adjust our forecasts accordingly. Furthermore, long development cycles or vehicle model cancellations or postponements would adversely affect our business, results of operations, and financial condition. In addition, in prior periods, including during the global semi-conductor shortage in 2021 and 2022, certain Tier 1 customers increased their orders for components and parts, including our solutions, to counteract the impact of supply chain shortages for auto parts, and we expect following the abatement of such shortages, these Tier 1 customers in turn will utilize such accrued inventory on hand before placing new orders to meet the demand of OEMs in current or future periods. As a result, some demand for our solutions and the corresponding revenue from these customers were shifted to earlier time periods than otherwise would have occurred absent a general supply chain shortage and inflationary environment during prior periods. For example, we became aware in late 2023 that our Tier 1 customers accrued significant excess inventory during 2021 and 2022 in a desire to avoid parts shortages, and in 2023 as a result of lower-than-expected production at certain OEMs. With the abatement of the recent global semi-conductor shortage, we expect our customers to use the vast majority of this excess, accrued inventory in the first quarter of 2024 and for customer orders to normalize over the remainder of 2024, but there is no guarantee that they will do so.

We depend on a limited number of Tier 1 customers and OEMs for a substantial portion of our revenue, and the loss of, or a significant reduction in sales to, one or more of our major Tier 1 customers and/or the discontinued incorporation of our solutions by one or more major OEMs in their vehicle models would adversely affect our business, results of operations, and financial condition.

We supply OEMs with the EyeQ™ platform directly or through our arrangements with automotive system integrators, known as Tier 1 automotive suppliers, which are direct suppliers to OEMs. In 2023, our three largest Tier 1 customers, who were ZF, Valeo, and Aptiv, accounted for 30%, 24%, and 14%, respectively, of our revenue, compared to 38%, 18%, and 15%, respectively, in 2022. Moreover, in 2023, 15%, 11%, 10%, and 9% of our revenue was derived from the incorporation of our solutions into the vehicle models of four OEMs and a total of 73% of our revenue was derived from the incorporation of our solutions into the vehicle models of eight OEMs (including those four) through our Tier 1 customers. We have not executed written agreements with these Tier 1 customers but rather provide our solutions to such customers pursuant to standard purchase orders under our general terms and conditions, pursuant to which they are generally not obligated to purchase our solutions in any certain quantity or at any certain price. See “— There is no guarantee that our customers will purchase our solutions in any certain quantity or at any certain price even after we achieve design wins, and there may be significant delays between the time we achieve a design win until we realize revenue from the vehicle model.” Notwithstanding the foregoing, as a result of global shortages, some of our customers, including our top three Tier 1 customers, committed to purchasing minimum quantities of certain solutions in 2023. However, with the abatement of global shortages, our customers have generally reverted to our customary practice of committing to purchase quantities of our solutions on a quarterly basis.

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

A majority of our operating expenses are for research and development activities. Our capital requirements will depend on many factors, including, but not limited to:

●	technological advancements;
●	market acceptance of our solutions and solution enhancements, and the overall level of sales of our solutions;
●	research and development expenses;
●	our relationships with our customers and suppliers;
●	our ability to control costs;
●	sales and marketing expenses;
●	enhancements to our infrastructure and systems and any capital improvements to our facilities;
●	potential acquisitions of businesses and product lines; and
●	general economic conditions, including any remaining effects from the COVID-19 pandemic, inflation, rising interest rates, and international conflicts and their impact on the automotive industry in particular.

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

The COVID-19 pandemic adversely affected significant portions of our business and the remaining effects of the pandemic could have a continued adverse impact on our business, results of operations, and financial condition.

The COVID-19 pandemic adversely affected significant portions of our business and the remaining effects of the pandemic could have a continued adverse effect on our business, results of operations, and financial condition. Authorities imposed, and businesses and individuals implemented, numerous measures to try to contain the virus and its variants or treat its impact, such as travel bans and restrictions, quarantines, shelter- in-place/stay-at-home and social distancing orders, shutdowns, and vaccine requirements. These measures and their consequences impacted and may further impact our workforce and operations, the operations of our customers, and those of our and their respective suppliers and partners. We experienced, and could in the future experience, reduced workforce availability at some of our sites, construction delays, and reduced capacity at some of our suppliers. Restrictions on our operations or workforce, or of those of our suppliers, and transportation restrictions or disruptions, can limit our ability to meet customer demand. Our customers experienced, and may in the future experience, disruptions in their operations and supply chains, which can result in delayed, reduced, or cancelled orders or collection risks. Any such occurrences would adversely affect our business, results of operations, and financial condition.

The pandemic caused us to modify our business practices, including with respect to employee travel, employee work locations, cancellation of physical participation in meetings, events, and conferences, and social distancing measures. We may take further actions to prevent infections from COVID-19 or future pandemics as required by government authorities or others, or that we determine are in the best interests of our employees, customers, suppliers, and partners. Work-from-home and other measures introduce additional operational risks, including cybersecurity risks, and have affected the way we conduct development, validation, and qualification of our solutions and other activities. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or any future pandemic, and illness and workforce disruptions could lead to unavailability of key personnel and harm our ability to perform critical functions.

The pandemic significantly increased economic and demand uncertainty, and led to volatility in capital markets and credit markets. See “— General Risks — Global or regional conditions can adversely affect our business, results of operations, and financial condition.” Restrictions imposed on travel and reduced operations or closures of OEM manufacturers or dealerships that sell vehicle models that implement our solutions could result in challenges in or postponements for deployments of our new and existing solutions. Given the substantial economic uncertainty and volatility created by the pandemic, it is difficult to predict the nature and extent of any continued or additional impacts on demand for our solutions.

The degree to which COVID-19 continues to impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including the duration and severity of the pandemic, the actions taken to contain the virus and its variants or treat their impact, other actions taken by governments, businesses, and individuals in response to the virus and resulting economic disruption, and how quickly and to what extent normal economic and operating conditions can resume. Additional impacts and risks may arise that we are not aware of or able to respond to effectively. We are similarly unable to predict the extent of the impact of the pandemic on our customers, suppliers, and other partners, but an adverse effect on these parties could also adversely affect us. The impact of COVID-19 can also exacerbate other risks discussed in this Risk Factors section and throughout this report.

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

We cannot be sure that the IT systems upon which we rely, including those of our third-party vendors or suppliers, will be effectively implemented, maintained, or expanded as planned. While cyberattacks against our third-party vendors or suppliers have not materially adversely affected us to date, future cyberattacks on such third parties may cause significant disruptions and materially adversely affect our business, results of operations, and financial condition. Additionally, any contractual protections with such third parties, including our right to indemnification, if any at all, may be limited or insufficient to prevent a negative impact on our business from such cyberattacks. Despite the implementation of preventative and detective security controls, our and such third parties’ IT systems are vulnerable to damage, shutdown, or interruption from a variety of sources, including telecommunications or network failures or interruptions, system malfunction, natural disasters, cyber-crime, terrorism, and war. Additionally, our IT systems and products may be vulnerable to malicious acts by hackers, including through use of computer viruses, malware (including ransomware), phishing attacks, or denial of service attacks.

We regularly face attempts by others to gain unauthorized access, or to introduce malicious software, to our IT systems. Individuals or organizations, including malicious hackers, state-sponsored organizations, insider threats, including employees and third-party service providers, or intruders into our physical facilities, at times may attempt to gain unauthorized access to or corrupt our IT systems, products, or services. Due to the widespread use of our solutions, we are a target for computer hackers and organizations that intend to sabotage, take control of, or otherwise corrupt our processes, solutions, and services. We are also a target for malicious attackers who attempt to gain access to our network or data centers or those of our suppliers, customers, partners, or end users, steal proprietary information related to our business, products, employees, suppliers, and customers, interrupt our infrastructure, systems, and services or those of our suppliers, customers, or others, or demand ransom to return control of such systems and services. Such attempts are increasing in number and in technical sophistication, may see enhanced effectiveness through the use of AI, and if successful, may expose us and the affected parties to risk of loss or misuse of confidential or other proprietary or commercially sensitive information, compromise personal information regarding users or employees, disrupt our business operations, and jeopardize the security of our facilities. Our IT infrastructure also includes products and services provided by third parties, and these providers may experience breaches of their systems and products that impact the security of our systems and our proprietary or confidential information.

We have experienced data breaches, cyberattacks, attempts to breach our systems, and other similar incidents, none of which have resulted in a material adverse impact to our business or operations, but there can be no guarantee we will not experience an incident that would have such an impact. Such incidents, whether or not successful, could result in our incurring significant costs related to, for example, rebuilding internal systems, writing down inventory value, implementing additional threat protection measures, providing modifications to our solutions, defending against litigation, responding to regulatory inquiries or actions, paying damages, providing customers with incentives to maintain the business relationship, or taking other remedial steps with respect to third parties, as well as reputational harm. In addition, cybersecurity threats are constantly evolving, including through the use of AI, thereby increasing the difficulty of successfully defending against them or implementing adequate preventative measures. As a result of and following the COVID-19 pandemic, remote work and remote access to our network and systems have increased significantly, which also increases our cybersecurity attack surface. There has also been an increase in cyberattack volume, frequency, and sophistication driven by the global enablement of remote workforces. We seek to detect and investigate unauthorized attempts and attacks against our network and solutions and to prevent their recurrence where practicable through changes to our internal processes and tools and changes or updates to our solutions. However, despite the implementation of preventative and detective security controls, we, and the third parties upon which we rely, remain potentially vulnerable to additional known or unknown cybersecurity threats. In some instances, we, our suppliers, our customers, and end users, can be unaware of an incident or its magnitude and effects. Even when a security breach is detected, the full extent of the breach may not be determined, and even if determined, a full investigation may require time and resources. Any actual or perceived security incident could result in, among other things, unfavorable publicity, governmental or regulatory inquiry and oversight, difficulty in marketing our services, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties, including our customers, and possible financial obligations for damages related to the theft or misuse of such information or inventory, any of which would adversely affect our business, results of operations, and financial condition.

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

We also transmit and store RoadBook™ data on the cloud and operate MaaS connectivity infrastructure with Amazon Web Services, and we depend on Amazon Web Services for securing their underlying infrastructure for the data stored on it. Hackers may attempt to infiltrate, steal, corrupt, or manipulate such data on the cloud, which could also result in our in-vehicle systems malfunctioning.

Malicious cybersecurity attacks against our in-vehicle systems that relate to automotive safety and related data, such as the data described in the preceding sentence, could potentially lead to bodily injury or death of end users, passengers, and others. Any unauthorized access to or control of vehicles incorporating our solutions or their systems could adversely impact the safety of those vehicles or outside such vehicles, or result in legal or regulatory claims or proceedings, liability, or regulatory penalties. Moreover, current as well as new law, such as the data law in Massachusetts that permits third-party access to vehicle data and related systems, could expose our vehicle systems and vehicles incorporating our systems to third-party access without appropriate security measures in place, leading to new safety and security risks, and reducing trust and confidence in our solutions. In addition, regardless of their accuracy, reports of unauthorized access to our solutions, their systems, or data, as well as other factors that may result in the perception that our solutions, their systems, or data are capable of being hacked, could harm our reputation, and adversely affect our business, results of operations, and financial condition.

Failures or perceived failures to comply with privacy, data protection, and information security requirements, or theft, loss, or misuse of personal information about our employees, customers, end users, or other third parties, or other information, could increase our expenses, damage our reputation, or result in legal or regulatory proceedings.

The theft, loss, or misuse of personal information collected, used, stored, or transferred by us to run our business could result in significantly increased business and security costs or costs related to defending legal claims. For example, data collected by the camera of our solutions during the development cycle of a project may include personal information such as license plate numbers of other vehicles, facial features of pedestrians, appearance of individuals, GPS data, and geolocation data. We anticipate that our collection of such personal information may increase as a result of the future introduction of our MaaS solutions, including our integration of Moovit, which may provide us with access to personal information of its users, and it may increase as we enter into new or adjacent businesses. Notwithstanding our efforts to protect the security and integrity of our customers’ personal information, we may be required to expend significant resources to comply with data breach requirements if, for example, third parties improperly obtain and use the personal information of our customers, or we otherwise experience a data loss with respect to customers’ personal information. We may also be required to expend significant resources to investigate a potential data breach. A major data breach or a major breach of our network security and systems may result in fines, penalties, and damages, harm our reputation, and adversely affect our business, results of operations, and financial condition.

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

Despite our efforts, unauthorized parties may attempt to copy, reverse engineer, disclose, obtain, or use our technologies or systems. Our competitors may also be able to independently develop similar products or services that are competitive to ours or design around our issued patents. If third parties obtain patent protection with respect to such technologies, they may assert that our technology infringes, misappropriates or otherwise violates their patents and seek to charge us a licensing fee or otherwise preclude or make costlier the use of our technology. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to prevent unauthorized parties from copying or reverse engineering our solutions, to determine the validity and scope of the proprietary rights of others or to block the importation of infringing products into the United States or other countries. We have been, and in the future may be, a party to claims and litigation as a result of alleged infringement, misappropriation or other violation by third parties of our intellectual property. Even when we sue other parties for such infringement, that suit may have adverse consequences for our business. Any such suit is likely to be time-consuming and expensive to resolve and may divert our management’s time and attention from our business, which could adversely affect our business, results of operations, and financial condition, and legal fees related to such litigation will increase our operating expenses and may reduce our net income. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us, alleging that we infringe, misappropriate or otherwise violate their intellectual property or alleging that our intellectual property is invalid or unenforceable. Furthermore, any litigation initiated by us could result in a court or governmental agency invalidating or rendering unenforceable our patents or other intellectual property rights upon which the suit is based, which could adversely affect our business, results of operations, and financial condition.

In addition, we depend on licenses for certain technologies from third parties and, as a result, are dependent on these third parties to protect, defend and enforce the intellectual property rights related to those technologies. This includes an agreement with Intel in which Intel grants to us a royalty-free, nonexclusive, nontransferable, and worldwide license, sublicense, or other right, as applicable, under certain patents and patent applications of other Intel subsidiaries and certain third parties, and further includes agreements we entered into with Intel in connection with the Mobileye IPO pursuant to which we are granted limited licenses from Intel for sensitive core technology relating to lidar and radar. See “— We depend on licenses for certain technologies from third parties, some of which require us to pay royalties, and our inability to use such technologies in the future would harm our ability to remain competitive” and “Risks Related to Our Relationship with Intel and Our Dual Class Structure — We may have conflicts of interest with Intel and, because of (i) certain provisions in our amended and restated certificate of incorporation relating to related person transactions and corporate opportunities, (ii) agreements we have with Intel in connection with the Mobileye IPO, and (iii) Intel’s controlling beneficial ownership interest in our company, we may not be able to resolve such conflicts on terms favorable to us.”

We have previously faced claims and may in the future become subject to additional claims and litigation brought by third parties alleging infringement. misappropriation or other violation by us of their intellectual property rights.

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

We have previously faced claims and may in the future be subject to additional claims and litigation alleging our infringement, misappropriation or other violation of third-party patent rights, trade secret rights or other intellectual property rights, particularly as a public company with an increased profile and visibility, and as we expand our presence in the market and to new use cases and face increasing competition. In addition, in the event that we recruit employees from other technology companies, including certain potential competitors, and these employees are used in the development of solutions that are similar to the solutions they were involved in developing for their former employers, we may become subject to claims that such employees have improperly used or disclosed trade secrets or other proprietary information. We may also in the future be subject to claims by our suppliers, employees, consultants, or contractors asserting an ownership right in our patents or patent applications, as a result of the work they performed on our behalf. These claims and any resulting lawsuits, if resolved adversely to us, could subject us to significant liability for damages, impose temporary or permanent injunctions against our solutions or business operations or invalidate or render unenforceable our intellectual property. In addition, because patent applications can take many years until the patents issue, there may be applications now pending of which we are unaware, which may later result in issued patents that our solutions may infringe. If any of our solutions infringe, misappropriate or otherwise violate a third party’s patent rights, or if we wish to avoid potential intellectual property litigation on any alleged infringement, misappropriation or other violation relating to our solutions, we could be prevented from selling, or we could elect not to sell, such solutions unless we obtain additional intellectual property rights and licenses, which may involve substantial royalty or other payments and may not be available on acceptable terms or at all. Alternatively, we could be forced to redesign one or more of our solutions to avoid any infringement or allegations thereof. Procuring or developing substitute solutions that do not infringe could require significant effort and expense, and we may not be successful in any attempt to redesign our solutions to avoid any alleged infringement.

A successful claim of infringement, misappropriation or other violation against us, or our failure or inability to develop and implement non-infringing technology, or license the infringed intellectual property rights, on acceptable terms and on a timely basis, could materially adversely affect our business, financial condition, and results of operations. A party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages or obtain an injunction. An adverse determination also could invalidate our intellectual property rights and adversely affect our ability to offer our solutions to our customers. Additionally, we may face liability to our customers, business partners or third parties for indemnification or other remedies in the event that they are sued for infringement, misappropriation or other violation in connection with their use of our solutions. We currently have a number of agreements in effect pursuant to which we have agreed to defend, indemnify, and hold harmless our customers, suppliers and other business partners from damages and costs which may arise from the infringement, misappropriation or other violation by our solutions of third-party patents or other intellectual property rights. The scope of these indemnity obligations varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. Furthermore, our defense of intellectual property rights claims brought against us or our customers, business partners or other related third parties, regardless of our success, would likely be time-consuming and expensive to resolve and would divert management’s time and attention from our business, which could seriously harm our business. A claim that our solutions infringe, misappropriate or otherwise violate a third party’s intellectual property rights, even if untrue, could adversely affect our relationships with our customers or suppliers, may deter future customers from purchasing our solutions and could seriously harm our reputation with our customers or suppliers, as well as our reputation in the industry at large.

We depend on licenses for certain technologies from third parties, some of which require us to pay royalties, and our inability to use such technologies in the future would harm our ability to remain competitive.

We integrate certain technologies developed and owned by third parties into our solutions, including the central processing unit cores of our EyeQTM SoCs, through license and technology transfer agreements. Under these agreements, we are obligated to pay royalties for each unit of our solutions that we sell that incorporates such third-party technology. If we are unable to maintain our contractual relationships with the third-party licensors on which we depend, then we may not be able to find replacement technology to integrate into our solutions on a timely basis or for a similar royalty fee, in which case our business, results of operations, and financial condition would also be adversely affected.

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

We rely on proprietary information (such as trade secrets, know-how, and confidential information) to protect intellectual property that may not be patentable and may not be subject to copyright, trademark, trade dress or service mark protection, or that we believe is best protected by means that do not require public disclosure. Such proprietary information may be owned by us or disclosed to us by our licensors, suppliers or other third parties. We generally seek to protect this proprietary information by entering into confidentiality agreements, or consulting, services or employment agreements that contain non-disclosure and non-use provisions with our employees, consultants, contractors, scientific advisors and other third parties. However, we may fail to enter into the necessary agreements, and even if entered into, these agreements may be breached or may otherwise fail to prevent disclosure, third-party infringement, misappropriation or other violation of our proprietary information, may be limited as to their term, and may not provide an adequate remedy in the event of unauthorized disclosure or use of proprietary information. We have limited control over the protection of trade secrets used by our third-party manufacturers and suppliers and could lose future trade secret protection if any unauthorized disclosure of such information occurs. In addition, our proprietary information may otherwise become known or be independently developed by our competitors or other third parties. To the extent that our employees, consultants, contractors, scientific advisors and other third parties use intellectual property owned by others in their work for us, disputes may arise as to the rights in or to related or resulting know-how and inventions. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain protection for our proprietary information could adversely affect our competitive business position. Furthermore, laws regarding trade secret rights in certain markets where we operate may afford little or no protection to our trade secrets.

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

Risks Related to Our Industry

An uncertain economic environment and inflationary conditions may adversely affect global vehicle production and demand for our solutions.

Our business depends on, and is directly affected by, the global automobile industry. Economic conditions in North America, Europe and Asia can have a large impact on the production volume of new vehicles, and, accordingly, have an impact on our revenue. Automotive production and sales are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences, changes in interest rate levels and credit availability, consumer confidence and purchasing power, energy and fuel costs, fuel availability, environmental impact, governmental incentives, regulatory requirements, and political volatility, especially in energy-producing countries and growth markets. In addition, automotive production and sales can be affected by our customers’ ability to continue operating in response to challenging economic conditions and in response to labor relations issues and shortages (including the recent UAW strikes in North America), supply chain disruptions, regulatory requirements, trade agreements and other factors. Furthermore, uncertain economic conditions and inflation may contribute to a reduction in consumer demand, which may reduce vehicle production over at least the next several quarters. In addition to these general economic factors, uncertainties in specific markets may further contribute to lower vehicle production. For example, the disruption by Russia of gas supplies to Western Europe could significantly impact industrial production, including vehicle production, in significant markets such as Germany. We cannot predict when the impact of these factors on global vehicle production will substantially diminish. More generally, the volume of automotive production in North America, Europe, China, and the rest of the world has fluctuated, sometimes significantly, from year to year, for many reasons, and such fluctuations give rise to fluctuations in the demand for our solutions. As a result, in addition to the impact of the current uncertainties that we anticipate to impact automotive production in the near term, adverse changes in economic or market conditions or other factors, including, but not limited to, general economic conditions, the bankruptcy of any of our customers or the closure of OEM manufacturing facilities may result in a reduction in automotive sales and production, and could have an adverse effect on our business, results of operations, and financial condition.

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

Additionally, tensions between the United States and China have led to increased tariffs and trade restrictions, including tariffs applicable to some of our solutions, and have affected customer ordering patterns. In addition to imposing economic sanctions on certain Chinese individuals and entities, the United States has imposed restrictions on the export of U.S.-regulated products and technology to certain Chinese technology companies. For example, the United States recently enacted controls on certain transactions involving items for semiconductor manufacturing end uses and advanced computing integrated circuits destined for China. Although we do not believe that these recent controls will materially impede our ability to conduct our business, there can be no assurance that these or future restrictions would not materially adversely affect our financial performance. For example, we derive significant revenue from China. In 2023 and 2022, we derived approximately 31% and 29% respectively, of our revenue from shipments of products to China. It is difficult to predict what further trade-related actions governments may take, which may include trade restrictions and additional or increased tariffs and export controls imposed on short notice, and we may be unable to quickly and effectively react to or mitigate such actions.

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

Although we are incorporated under the laws of the State of Delaware, our headquarters and research and development center are located in the State of Israel, and as of December 30, 2023, substantially all of our equipment and tangible long-lived assets were located in Israel. Many of our employees, including certain members of our management, operate from our offices that are located in Jerusalem, Israel. In addition, a number of our officers and directors are residents of Israel. Accordingly, political, economic, and military conditions in Israel and the surrounding region may directly affect our business and operations, including, without limitation, the judicial reform efforts currently led by the Israeli government, the final form of which is yet unknown. In recent years, Israel has been engaged in sporadic armed conflicts with Hamas, an Islamist terrorist group that controls the Gaza Strip, with Hezbollah, an Islamist terrorist group that controls large portions of southern Lebanon, and with Iranian-backed military forces in Syria. In addition, Iran has threatened to attack Israel and may be developing nuclear weapons. On October 7, 2023, Hamas launched a series of attacks on civilian and military targets in Southern and Central Israel, to which the Israel Defense Forces have responded. In addition, Hezbollah has attacked military and civilian targets in Northern Israel, to which Israel has responded. How long and how severe the current conflict in Gaza becomes is unknown at this time and any continued clash among Israel, Hamas or Hezbollah or other countries or militant groups in the region may escalate in the future into a greater regional conflict. To date our operations have not been materially affected, although as of January 31, 2024 approximately 10.5% of our employees have been called to reserve duty in the Israel Defense Forces. However, any hostilities involving Israel, regional geopolitical instability or the interruption or curtailment of trade or diplomatic relations between Israel and its trading partners as a result thereof could adversely affect our business, results of operations, and financial condition.

Our commercial insurance does not cover losses that may occur as a result of events associated with war and terrorism in Israel. Although the Israeli government currently covers the reinstatement value of certain direct damages that are caused by terrorist attacks or acts of war, such coverage would likely be limited, may not be applicable to our business and may not reinstate our loss of revenue or economic losses more generally. Furthermore, we cannot assure you that this government coverage will be maintained or that it will sufficiently cover our potential damages. Any losses or damages incurred by us could have a material adverse effect on our business. Any armed conflicts or political instability in the region would likely negatively affect business conditions and could harm our business, results of operations, and financial condition. Furthermore, depending on developments in the region, it may become difficult, or impossible, to renew or purchase appropriate policies pursuant to reasonable commercial terms, or insurers may condition coverage on our acceptance of certain limitations or exclusions.

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

Our operations may be disrupted by the obligations of personnel to perform military service as a result of current or future military actions involving Israel.

Some of our employees in Israel are obligated to perform annual reserve duty in the Israeli military for several days, and in some cases more, of annual military reserve duty each year until they reach the age of 40 (or older, for reservists who are military officers or who have certain occupations) and are subject to being called for additional active duty under emergency circumstances. In response to increased tension and hostilities, there have been occasional call-ups of military reservists, and it is possible that there will be additional call-ups in the future. For example, as a result of Israel’s current war against Hamas in the Gaza Strip and tensions with Hezbollah in northern Israel, as of January 31, 2024 approximately 10.5% of our employees have been called to reserve duty in the Israel Defense Forces. To date, our operations have not been materially affected. See “-Conditions in Israel affect our operations and may limit our ability to produce and sell our solutions.” We cannot predict the full impact of these conditions on us in the future, particularly if emergency circumstances or an escalation in the political situation occurs. If many of our employees are called for active duty, our operations in Israel and our business may not be able to function at full capacity, and our business, results of operations, and financial condition could be adversely affected.

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

Risks Related to our Relationship with Intel and our Dual Class Structure

The dual class structure of our common stock has the effect of concentrating voting control with Intel, and Intel will beneficially own shares of our Class B common stock, representing a majority of the shares of our common stock and approximately 98.7% of the voting power of our outstanding common stock as of December 30, 2023. This will limit or preclude your ability to influence corporate matters.

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Because of the 10- to-1 voting ratio between our Class B common stock and our Class A common stock, Intel, which is the beneficial holder of 711,500,000 shares of Class B common stock, beneficially owns approximately 98.7% of the voting power of our outstanding common stock as of December 30, 2023. Because Intel beneficially holds significantly more than a majority of the combined voting power of our common stock, it is able to control all matters submitted to our stockholders for approval.

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

We may have conflicts of interest with Intel and, because of (i) certain provisions in our amended and restated certificate of incorporation relating to related person transactions and corporate opportunities, (ii) agreements we entered into with Intel in connection with the Mobileye IPO, and (iii) Intel’s controlling beneficial ownership interest in our company, we may not be able to resolve such conflicts on terms favorable to us.

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
●Allocation of business opportunities. Business opportunities may arise that both we and Intel find attractive, and which would complement our businesses. We may be prevented from taking advantage of new business opportunities that Intel has entered into. Furthermore, our amended and restated certificate of incorporation provides that, until the later of (i) the first date on which Intel ceases to beneficially own 20% or more of our outstanding shares of common stock and (ii) the date upon which none of our officers and/or directors are also officers and/or directors of Intel, (x) we will waive any interest or expectancy in potential transactions presented to our directors and officers who are also directors and/or officers of Intel unless expressly offered to such person in his or her capacity as our director and/or officer, as applicable, and (y) Intel shall have the right to, and shall have no duty not to, engage in the same or similar business activities or lines of business as we do, do business with any of our clients or customers, and employ or otherwise engage any of our officers or employees.
●Sale of our products on favorable terms. Under the terms of the Master Transaction Agreement we entered into with Intel in connection with the Mobileye IPO, so long as Intel holds at least 20% of our common stock, we will sell Intel our commercially available products, including EyeQTM SoCs, for internal use, but not for resale on a standalone or bundled basis. We and Intel also agree pursuant to the Master Transaction Agreement to hold the other in most favored status with respect to products purchased or sold for internal use, meaning that the product prices, terms, warranties, and benefits provided between us and Intel shall be comparable to or better than the equivalent terms being offered by the party providing the products to any single, present customer of such party.
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

●Limited license from Intel for certain technology related to lidar. Intel has granted us a limited license for sensitive core technology relating to lidar pursuant to a LiDAR Product Collaboration Agreement, which otherwise provides terms that will apply to Mobileye’s collaboration with Intel for the development and manufacture of a lidar sensor system for ADAS and AV in automobiles (the “LiDAR Project”). The license is limited to a particular lidar sensor system for ADAS and AV systems in automobiles and to certain types of customers (Tier 1s, OEMs and MaaS). For this purpose, automobile means a vehicle used primarily on public roads for transportation and not for military purposes. The development by us of any future products based on Intel technology will depend on future agreements. We are not licensed to manufacture the product based on Intel technology with anyone other than Intel. Intellectual property developed by us regarding the lidar technology, except for specifically identified lidar system technology which is developed solely by us following the Mobileye IPO, will be assigned by us to Intel. As a result we will not own most new lidar intellectual property, even if it is developed solely by us. The agreement has a term of ten years subject to automatic 24-month renewal periods unless notice of nonrenewal is given. Either party may terminate the agreement for any reason by giving 24-month notice to the other party, and additional termination rights arise if Intel shuts down, sells, or transfers the factory operations for silicon photonics or if we cease lidar development or sale, as well as for a party’s material breach or bankruptcy or insolvency. In 2023, Mobileye opted to pursue a different lidar technology, and as a result, Mobileye and Intel are no longer actively working on developing the LiDAR Project under the LiDAR Product Collaboration Agreement. Mobileye and Intel have begun negotiation of an amendment to the LiDAR Product Collaboration Agreement which contemplates the parties’ cessation of lidar development work and Mobileye’s potential, continued use of certain licenses granted by Intel under the LiDAR Product Collaboration Agreement. In connection with the foregoing, Mobileye would no longer be obligated to share its profits associated with the LiDAR Project with Intel, and Intel would no longer be obligated to provide development services for the LiDAR Project and fund Mobileye’s lidar investments beyond the $40 million per year threshold set forth in the LiDAR Product Collaboration Agreement. Final commercial terms for this amendment remain subject to further negotiation by Mobileye and Intel. See “Item 1A. Risk Factors — Risks Related to Our Business — If we are unable to develop and introduce new solutions and improve existing solutions in a cost-effective and timely manner, then our competitive position would be negatively impacted and our business, results of operations and financial condition would be adversely affected” and “Risk Factors — Risks Related to our Intellectual Property Rights — We depend on licenses for certain technologies from third parties, some of which require us to pay royalties, and our inability to use such technologies in the future would harm our ability to remain competitive.” In addition, though there is a limited period of up to five years in which we have exclusive rights to market and sell the initial lidar sensor system for defined uses, the non-compete provisions in the agreement do not preclude Intel from developing similar lidar products with our competitors, or directly competing with us with regard to certain substantially similar lidar products. In addition, the agreement includes limitations on our ability (except after review and approval by Intel) to file a patent application based on or using the lidar intellectual property licensed to us under the agreement, or information in Intel’s lidar patents during the term of the agreement and for five years after the completion of the development of the last Mobileye lidar product.
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

Termination of the LiDAR Product Collaboration Agreement during negotiations with Intel would terminate our license and could result in having limited lidar technology and would force us to source third party lidar solutions. Our ability to source lidar cost effectively is an important component of our planned approach to address the AMaaS and consumer AV markets. If we are not able to continue to use or license sensitive core technology related to lidar from Intel, we may not be able to secure alternatives in a timely manner, or at all, and our ability to remain competitive would be harmed, which could adversely affect our business, results of operations and financial condition.

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
●market acceptance of our solutions;
●the remaining impact of the COVID-19 pandemic on our management, employees, customers, and operating results;
●fluctuations in supply and demand for our products;
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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) and stock exchange rules promulgated in response to the Sarbanes-Oxley Act. The requirements of these rules and regulations have and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly and increase demand on our systems and resources. As a public company, we are obligated to file with the SEC annual and quarterly information and other reports that are specified in the Exchange Act, and therefore need to have the ability to prepare financial statements that are compliant with all SEC reporting requirements on a timely basis. In addition, we continue to be subject to other reporting and corporate governance requirements, including certain requirements of Nasdaq and certain provisions of the Sarbanes-Oxley Act and the regulations promulgated thereunder, which impose significant compliance obligations upon us. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required, and management’s attention may be diverted from other business concerns.

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

Failure to establish and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have an adverse effect on our business, results of operations, and financial condition.

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and, beginning with fiscal year 2023, provide an annual management report on the effectiveness of internal control over financial reporting, to which our auditors need to attest in accordance with guidelines set forth by the Public Company Accounting Oversight Board (“PCAOB”). We may in the future identify material weaknesses when evaluating our internal control over financial reporting that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. Testing and maintaining our internal control over financial reporting may also divert management’s attention from other matters that are important to the operation of our business. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented, or amended from time to time, then we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations.

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
●changes in U.S. federal, state, or foreign tax laws or their interpretation, including changes in the U.S. to the taxation of non-U.S. income and expenses;
●changes resulting from the adoption by countries of OECD recommendations, including adoption of tax legislation to comply with Pillar Two Model Rules or other legislative actions;
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

We and our suppliers have manufacturing, assembly and testing, research and development, sales and other operations in Israel and several other countries, and some of our business activities are concentrated in one or more geographic areas. Moreover, 79% of our total revenue in 2023 was derived outside of the United States, with China, Germany, and the United Kingdom making up 31%, 17%, and 7%, of such revenue respectively, based on the location of the customer to which the product was shipped. As a result, our business, operating results, and financial condition, including our ability to produce, assemble, test, design, develop, or sell products, and the demand for our solutions, are at times adversely affected by a number of global and regional factors outside of our control.

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

Even though we maintain insurance coverage for a variety of property, casualty, and other risks, not all possible risks are or can be fully covered and therefore any insurance payments to the Company may not necessarily cover the entire scope of the damage and/or all possible losses. The types and amounts of our insurance coverage vary depending on availability, cost, and decisions with respect to risk retention. We may decided to not purchase certain policies at all for various reasons, including due to the costs of such policy outweighing any economic benefit, and there is no certainty that it will be possible to purchase or renew suitable insurance policies in the future pursuant to reasonable commercial terms, if at all. Some of the policies under which we are covered may havelarge deductibles and broad exclusions. In addition, one or more insurance providers may be unable or unwilling to pay a claim. Our insurers may also discontinue our insurance coverage and we may be unable to find replacement insurance on acceptable terms or at all, or where we share our limits with Intel claims by Intel under these policies may exhaust the available policy limits.

Losses not covered by insurance may be large, which would adversely affect our business, results of operations, and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management

Cybersecurity risk management is an integral part of our overall enterprise risk management program, which we have continued to invest in developing. Our corporate cybersecurity risk management program provides a framework for handling cybersecurity threats and incidents, including threats and incidents associated with the use of services provided by third-party vendors and service providers, and facilitating coordination across different business units of the Company. Our corporate cybersecurity risk management program is based on and audited against industry standards, including ISO 27001 for Information Security Management Systems (ISMS) and the automotive industry’s Trusted Information Security Assessment Exchange standard.

Our corporate cybersecurity team is responsible for operating our cybersecurity risk management program. The cybersecurity team determines with management an annual workplan for risk assessments, reviews, audits and tests. The cybersecurity team also conducts vulnerability assessments, security reviews and penetration tests on a regular basis in accordance with such workplan. Following risk assessments that require any remediation, the cybersecurity team then conducts a risk treatment and response process, including mitigation, remediation and risk reduction efforts. Our policies also require that Internet-accessible enterprise systems and applications must undergo a penetration test at least annually, and we engage specialized, independent third parties to conduct penetration tests and specific in-depth reviews of certain enterprise systems and applications.

With respect to overseeing and identifying cybersecurity risks associated with third parties, we seek to impose certain cybersecurity requirements on critical third parties with whom we do business. The cybersecurity team performs risk assessments, due diligence checks and validation of key security controls in accordance with our cybersecurity policies and standards for third-party vendors and service providers with whom we exchange information or integrate our information systems and networks. We include cybersecurity and privacy addenda and clauses in our agreements with such third parties where applicable and seek to pass through any necessary regulatory and contractual requirements to such third parties. When we do become aware that a third-party vendor or service provider has experienced a compromise or failure, we attempt to mitigate our risk, including by terminating such third party’s connection to our information systems and networks where appropriate or by exercising any applicable contractual remedies we may have, such as a right to indemnification.

On a semi-annual basis the cybersecurity team conducts a program performance evaluation with management to assess the continuing suitability, adequacy and effectiveness of the Company’s cybersecurity risk management program, including with respect to the fulfillment of cybersecurity objectives and compliance with industry standards, and to recommend changes to the Company’s threat modeling, priorities for future risk assessments, policy adjustments in response to newly identified risks or non-compliance, and overall risk acceptance.

To foster a culture of cybersecurity awareness within the Company and provide employees with further knowledge of cybersecurity-conscious behavior, all employees of the Company are required to attend cybersecurity training sessions during the onboarding process and at least once per year.

Our organizational cybersecurity program is under the direction of our Chief Information Security Officer (“CISO”) who receives reports from our cybersecurity team and oversees the prevention, detection, mitigation, and remediation of cybersecurity threats and incidents. Our CISO reports to our Chief Operating Officer (“COO”), who may discuss cybersecurity risks and other operational risks with other senior management as appropriate. Our CISO and dedicated cybersecurity team personnel are certified and experienced information systems security professionals and cybersecurity managers with many years of experience. Our CISO has served in that position since 2019 and has over 25 years of managerial and professional cybersecurity expertise. He has held the role of CISO and other senior management positions with NDS Services, Cisco Systems, Inc. and Deloitte and has also served as cybersecurity consultant for companies in multiple global industries. Our COO has extensive experience in project management and cybersecurity, including from past roles with Verint Systems Inc. and Cisco Systems, Inc. as well as the establishment and management of the Company’s cybersecurity team prior to our CISO joining the Company.

Management is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures and maintaining cybersecurity programs. The Company’s cybersecurity team regularly meets with the COO to report its findings. The COO in turn periodically reports on such matters to the Chief Executive Officer and other members of management.

As part of our continued investment in developing our overall enterprise risk management program, the COO and other members of management make updates to the full board of directors, and going forward beginning in 2024, will also provide updates to the audit committee of our board of directors (the “Audit Committee”), on the Company’s cybersecurity programs, material cybersecurity risks and mitigation strategies. In addition to such updates, and as part of our incident response processes, our COO is also responsible for informing the Audit Committee of material cybersecurity threats and incidents, based on management’s assessment of risk.

Our board of directors has overall oversight responsibility for our risk management, and delegates cybersecurity risk management oversight to the Audit Committee. The Audit Committee is responsible for ensuring that management has processes in place designed to identify and assess cybersecurity risks to which the Company is exposed and implement processes and programs designed to manage cybersecurity risks and mitigate and remediate cybersecurity threats and incidents. Both management and the Audit Committee also report material cybersecurity risks to our full board of directors, based on management’s assessment of risk.

In 2023, we did not identify any cybersecurity risks that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or incidents, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors – Risks Related to Privacy, Data, and Cybersecurity” in this annual report on Form 10-K.

Item 2. Properties

We own our principal offices at Shlomo Momo HaLevi Street 1, Jerusalem, Israel, totaling approximately 1,377,781 square feet (approximately 128,000 square meters). We also lease office space in Tel Aviv and various other locations in Israel and around the world, including New York, Dusseldorf, Tokyo, Beijing and Shanghai.

We substantially completed the construction of our new campus at Shlomo Momo HaLevi St. 1 in Jerusalem, Israel and moved our principal offices to this location during the first quarter of 2024. We have substantially moved out of our former principal offices at 13 Hartom Street, Jerusalem, Israel and will not extend the lease for this space when it expires in February 2024. We are working to enter into additional leases for more office space in various locations around the world. In most of the countries we operate in, we lease office space for local operations (local country leadership, customer support, local sales, etc.) and we do not foresee any significant changes to these operations going forward.

We consider our facilities, taken as a whole, to be suitable, adequate, and of sufficient capacity for our current operations.

Item 3. Legal Proceedings

In the ordinary course of conducting our business, we have in the past and may in the future become involved in various legal actions and other claims. We may also become involved in other judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of our businesses. Some of these matters may involve claims of substantial amounts. In addition, from time to time, third parties may assert intellectual property infringement claims against us in the form of letters and other forms of communication. These legal proceedings may be subject to many uncertainties and there can be no assurance of the outcome of any individual proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on our business, financial condition and results of operations, and could cause the market value of our common stock to decline.

Legal Actions

U.S. Class Action

Securities Litigation. On January 16, 2024, a putative class action captioned McAuliffe v. Mobileye Global Inc., et al., 1:24-CV-00310 (S.D.N.Y.), was filed in the United States District Court for the Southern District of New York against Mobileye and certain of its current and former officers, asserting violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with defendants’ alleged misstatements and omissions concerning the build-up of excess inventory by certain Tier 1 Mobileye customers. The complaint seeks unspecified damages and other relief on behalf of all persons and entities who purchased or otherwise acquired Mobileye securities between January 26, 2023 and January 3, 2024. We intend to defend the matter vigorously. No provision was recorded in the financial statements.

U.S. Patent Litigation

On January 26, 2024, Facet Technology Corp. (“Facet”) sued Mobileye in the U.S. District Court for the Eastern District of Texas for allegedly infringing two patents. Captioned Facet Technology Corp. v. Mobileye Global, Inc., the complaint alleges that certain Mobileye products directly and indirectly infringe both patents. The complaint seeks unspecified damages, a permanent injunction, and attorneys’ fees and costs. We intend to defend the matter vigorously.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock is listed on Nasdaq under the symbol “MBLY.” Our Class B common stock is not listed nor traded on any stock exchange.

On January 31, 2024, there was 1 stockholder of record of our Class A common stock and 1 stockholder of record of our Class B common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or “street name” accounts through brokers.

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

Not applicable.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

None.

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

As of December 30, 2023, our solutions had been installed in approximately 800 vehicle models (including local country, year, and other vehicle model variations), and our SoCs had been deployed in approximately 170 million vehicles. We are actively working with more than 50 OEMs worldwide on the implementation of our ADAS solutions. For the year ended December 30, 2023, we shipped approximately 37.4 million of our systems, the substantial majority of which were EyeQ™ SoCs. This represents an increase from the approximately 33.7 million of our systems that we shipped in 2022 and approximately 28.1 million of our systems that we shipped in 2021. We were founded in Israel in 1999. Our co-founder, Professor Amnon Shashua, is our President and Chief Executive Officer. In 2014, we completed an initial public offering as a foreign private issuer and traded under the symbol MBLY on the New York Stock Exchange. Intel acquired Mobileye for $15.3 billion in 2017, after which we became a wholly-owned subsidiary of Intel. We completed the Reorganization and Mobileye IPO in October 2022.

Our Business Model

We currently derive substantially all of our revenue from our commercially deployed ADAS solutions. In the future, propelled by our next generation of EyeQTM SoCs, our surround computer vision Mobileye SuperVision™ solution, productization of software-defined imaging radars and our True Redundancy™ architecture, we believe that we will be positioned to deliver an autonomous driving solution that can enable the mass adoption of AV.

We generate the majority of our revenue from the sale of our EyeQTM SoCs to OEMs through sales to Tier 1 automotive suppliers. We typically sell our products with volume-based pricing and recognize the revenue and costs associated with our products upon shipment.

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

We partner with STMicroelectronics, a leading supplier and innovator of semiconductor devices for automotive applications, in manufacturing, design, and research and development. We have co-developed six generations of our automotive grade SoC, EyeQ™, with STMicroelectronics including EyeQ™5 and EyeQ™6. We have also established relationships with several suppliers, such as Quanta Computer, to develop and assemble our ECUs, including the design for our Mobileye SuperVision™, which includes our EyeQ™5 SoCs manufactured by STMicroelectronics.

Our close partnership with Intel exists on multiple fronts. As a result of our relationship with Intel, we have access to unique and differentiating technologies such as proprietary silicon photonics fabrication technologies, which we may leverage for the early development of our FMCW lidar, which has the potential to replace alternative third-party lidar sensors to further enhance the performance of our sensor suite. We may also license certain technologies from Intel that support design and development of our software-defined radar, including Intel’s mmWave technologies. Additionally, we intend to explore a collaboration with Intel on a technology platform to integrate our EyeQ™ SoC with Intel’s market leading central compute capability, with plans to utilize Intel Foundry Services’ advanced packaging capabilities. This potential platform is intended to enable functions essential to safety, entertainment, and cloud connectivity. Intel’s strength in government affairs and policy development around the world will continue to be of significant value to us as we collaborate with regulators who are preparing frameworks to enable commercial deployment of AVs.

Key Factors Affecting Our Performance

We believe there are several important factors that have affected and that we expect to continue to affect our results of operations:

Global demand for automotive vehicles. Our business performance is related to global automotive sales and automotive vehicle production by our OEM customers. Economic conditions in North America, Europe and Asia can have a large impact on the production volume of new vehicles, and, accordingly, have an impact on our revenue. Our OEM customers’ production can vary from period to period due to global demand, market conditions and competitive conditions, as well as other factors, including the long-term effects of the COVID-19 pandemic and the global semi-conductor shortage. While automotive production has now recovered to approximately 2019 levels, current uncertain economic conditions, including the effect of the 2023 automotive worker strikes in North America, and inflation may contribute to a reduction in consumer demand. On the other hand, pent up demand from years of below peak production levels could lead to better than expected production. In addition to economic conditions, in prior periods, including during the supply chain crisis and semi-conductor shortage of 2021 and 2022, certain Tier 1 customers increased their orders for components and parts, including our solutions, to counteract the impact of supply chain shortages for auto parts. As a result, some demand for our solutions and the corresponding revenue from these customers were shifted to earlier time periods than otherwise would have occurred absent a general supply chain shortage and inflationary environment. As a result of our standard planning process for 2024, including discussions with our Tier 1 customers, we became aware in late 2023 of significant excess inventory at our customers. This as well as lower than expected production at certain OEMs during 2023 led to the decision by our Tier 1 customers to prioritize in the first quarter of 2024 the utilization of excess inventory on hand before using new shipments to meet the demand of OEMs. We expect our customers will use the vast majority of this excess customer inventory in the first quarter of 2024 and that orders will normalize during the remainder of 2024, but there is no guarantee that they will do so. ADAS volumes have grown faster in recent years than the overall automotive market as ADAS penetration rates have increased, and we believe that we will continue to benefit from that trend. Our revenue of $2,079 million for the year ended December 30, 2023 was up 11% year-over-year, outperforming the increase of global automotive production. However, continued or future constraints on global automotive production resulting from supply chain shortages and the effects of economic uncertainty may be a limiting factor on our ability to increase revenue. We expect to continue to capitalize on our strong and collaborative relationships with OEMs and Tier 1s to expand our presence in key markets and capture the long-term growth opportunities in those markets.

Design wins with new and existing customers. Global OEMs are continuously looking for innovative ways to improve the customer appeal and safety of their vehicles. Additional program design wins for production programs are important to our future revenue growth. However, the revenue generated by each design win and the time necessary to achieve a design win can vary significantly. To achieve program design wins, we must maintain our technological leadership and continue to deliver differentiated solutions versus our competition through investment in research and development. Together with Tier 1 automotive suppliers, we work closely with OEMs to understand their solution requirements and have built close long-term relationships with them extending across multiple generations of EyeQ™ products, though there is no guarantee that our customers will purchase our solutions in any certain quantity or at any certain price even after we achieve design wins.

Investment in technology leadership and product development. We believe our ability to continue to develop and design highly advanced and cost-efficient ADAS and AV solutions will position us to extend our technology leadership and encourage greater adoption of our solutions by enabling greater levels of autonomy. We also believe that our roadmap for future generations of EyeQ™ SoCs and advanced systems will ultimately power autonomous driving solutions. The EyeQ™ family design further enables scalable ECU architectures, from supporting a variety of ADAS solution architectures to hosting the full workload of autonomous driving, while meeting stringent cost and power efficiency requirements. We expect that our development of software-defined imaging radar will provide a significant cost advantage by eliminating the need for multiple high-cost lidars around the vehicle and require only a single front-facing lidar, significantly lowering the overall cost of the required sensors compared to solutions that use lidar centric or lidar-only systems.

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

Solution mix, pricing, and product costs. Solution mix is among the most important factors affecting our revenue and gross margin, as our prices vary significantly across our solutions. The price of our solutions depends on the bundle of applications that are included in the specific product. Our solutions have different margin profiles. As we develop, bundle, and sell full systems that include third-party hardware beyond EyeQ™ SoCs, we expect that our gross margin will decrease on a percentage basis because of the greater third-party hardware content. However, as a result of a higher expected selling price for such systems, we expect our gross profit per unit will increase on a dollar basis.

ASP varies based on a solution’s applications and complexity. As a particular solution matures and unit volumes increase, we expect its ASP to decline. In addition, there are generally step-downs in pricing over periods of production as volumes ramp up. While individual solution ASPs may decline, we seek to continually offer new features and functionality and increase the value that our solutions offer to OEM customers as we target new design win opportunities, manage the life cycles of existing solutions and create new ADAS categories with advanced features. We also are currently delivering full system solutions consisting of higher-function products such as SuperVision™ which carry significantly higher prices as compared to our single EyeQ™ SoC and cloud-enhanced ADAS products. We believe our differentiated and scalable solutions consistently enhanced by additional features can enable us to maintain or increase overall ASPs over time, as SuperVision™ and other advanced solutions become a larger portion of our product mix.

The cost of input materials and manufacturing costs are significant factors affecting our gross margin. Material costs are affected by a variety of factors, including the availability of sufficient supply to meet market demand. For example, in late 2021, semiconductor fabrication costs increased as a result of a global supply shortage that began in 2020. We experienced increases in input costs in 2022 and 2023 as a result of supply chain shortages, including the global semiconductor shortage, and inflationary pressures. While we were largely successful in increasing our ASPs to reflect these cost increases, we experienced a reduction in percentage gross margin as a result of these cost increases. Our gross margin has been and may continue to be affected by our ability to offset these and any future cost increases through realizing pricing increases on our solutions and achieving decreases in other production costs. We work closely with STMicroelectronics, Quanta Computer and other suppliers on a continuous basis to manage material costs, increase yields and improve manufacturing, assembly, and test costs.

Supply and manufacturing capacity. Our solutions are dependent on the global semiconductor supply chain. The continued and timely supply of input materials, the availability of manufacturing capacity, and packaging and testing services at reasonable prices impact our ability to meet customer demand. Supply chain disruptions, shortages of raw material, such as wafers and substrates, and manufacturing limitations could limit our ability to meet customer demand and result in delayed, reduced, or canceled orders. During 2021 and 2022, the semiconductor industry experienced widespread shortages of substrates and other components and available foundry manufacturing capacity. We entered 2022 with significantly lower inventories of our EyeQ™ SoCs on our balance sheet as a result of the limited supply during 2021. Further, STMicroelectronics, our sole supplier of EyeQ™ SoCs, was not able to meet our demand for EyeQ™ SoCs during 2022, causing a further significant reduction in our company-owned inventory level. Starting in late 2022 and early 2023, such supply chain disruptions, raw material shortages and manufacturing limitations abated and during 2023, we successfully increased levels of EyeQ™ SoC inventory on hand, mitigating the potential for future supply constraints to cause a shortfall. However, in the event of a reoccurrence of supply chain constraints, and subject to the duration and severity thereof, we may be required to operate with minimal or no inventory of EyeQ™ SoCs or SuperVision™ ECUs on hand. As a result, we are substantially reliant on timely shipments of EyeQ™ SoCs from STMicroelectronics and ECUs from Quanta Computer (or other suppliers) to fulfill customer orders and if such a shortfall of chips or ECUs were to occur, we may be unable to offset future supply constraints through the use of inventory on hand. Our results of operations in 2023 have not been impacted by any shortfall of chips. Our reliance on single or limited suppliers and vendors for certain components, equipment, and services and the aforementioned shortages of substrates and other components have led to increased supply chain risks and continue to stress our ability to meet the supply demands of our customers. To mitigate these supply chain constraints, management continues to monitor inventory levels on an ongoing basis. Although we cannot fully predict the length and the severity of the impact these pressures will have on a long-term basis, we do not anticipate that our current supply chain constraints would materially adversely affect our results of operations, capital resources, sales, profits, and liquidity on a long-term basis.

Public company expenses. As a recently public company, we have implemented and will continue to implement additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. In particular, we expect our accounting, legal and personnel-related expenses to increase as we continue to establish more comprehensive compliance and governance functions and hire additional personnel to support such functions, maintain and review internal controls over financial reporting in accordance with the Sarbanes-Oxley Act, and prepare and distribute periodic reports in accordance with SEC rules. Our financial statements will reflect the impact of these expenses. We also expect the costs of our insurance, including directors’ and officers’ insurance and insurance coverage for AV activity, to increase as a result of higher premiums.

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

Components of Results of Operations

Revenue

We currently derive substantially all of our revenue from our commercially deployed ADAS solutions. We generate the majority of our revenue from the sale of our EyeQ™ SoCs to OEMs through sales to Tier 1 automotive suppliers that implement our product into vehicles, in which case our direct customer is the Tier 1 automotive supplier that is responsible for paying us for our products. Because of the complex nature of our products and the need to customize and validate a product and to integrate it into the OEM’s overall ADAS system, we also have strong direct relationships with the OEMs.

EyeQ™ SoC sales represented approximately 89% of our revenue for the years 2023 and 2022, respectively. Sales of our SuperVision™ product represented the majority of the remainder of our revenue for both 2023 and 2022. Revenue from the sale of our EyeQ™ products, SuperVision™ products is recognized at the time of product shipment from our facilities, as determined by the agreed-upon shipping terms. Our sales to any single Tier 1 automotive supplier typically cover more than one OEM and more than one production program from any OEM.

Cost of Revenue

Cost of revenue consists primarily of expenses associated with the manufacturing cost of our EyeQ™ SoCs and our SuperVision™ product, and amortization of acquired intangible assets, identified as developed technology. Additional costs are royalty fees for the intellectual property that is included in the EyeQ™ SoC, personnel-related expenses, logistics and insurance costs and allocated overhead costs. As we develop and sell full systems that include hardware beyond EyeQ™ SoCs, we expect that our gross margin will decrease because of the greater hardware content included in our solutions. However, as a result of a higher expected selling price for such systems, we expect our gross profit per unit will increase on a dollar basis in future periods.

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

We enter into best-efforts nonrefundable non-recurring engineering (“NRE”) arrangements pursuant to which we are reimbursed for a portion of the research and development expenses attributable to specific development programs. We do not receive any additional compensation or royalties upon completion of such projects and the potential customer does not commit to purchase the resulting product in the future. The participation reimbursement that we receive does not depend on whether there are future benefits from the project. All intellectual property generated from these arrangements are exclusively owned by us.

We intend to continue our significant investment in research and development activities to attain our strategic objectives. Accordingly, we expect research and development expenses to increase in absolute dollars, but to gradually decrease as a percentage of total revenue, over time. We expect that in the near term our research and development expenses will increase compared to 2023, mainly due to additional research and development headcount and higher direct expenses that we expect to incur in connection with the development of our new EyeQ™ SoC generations, Premium Driver-Assist offerings and the productization of our AV solutions and active sensor suite.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of expenses associated with the amortization of acquired intangible assets, comprised of customer relationships and branding costs, personnel-related expenses, including share-based compensation of our sales force, as well as marketing expenses and allocated overhead costs.

We expect to increase our sales and marketing expenses as we continue our efforts to increase market awareness of the benefits of our solutions, but we expect sales and marketing expenses to decrease as a percentage of total revenue as our business grows.

General and Administrative Expenses

General and administrative expenses consist of personnel-related expenses, including share-based compensation of our executive, insurance costs, finance, and legal departments as well as legal and accounting fees, litigation expenses, and fees for professional and contract services.

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

In the year ended December 30, 2023 we had no interest income (expense) with related party since the outstanding balance of both the Dividend Note and a loan to Intel were zero as of December 31, 2022. In the year ended December 31, 2022, we incurred a net interest expense with related party of $6 million which mainly relates to accrued interest on the Dividend Note to Intel.

Other financial income (expense), net, consists primarily of income related to investments in money market funds, as well as income from short term deposits and fluctuations in value due to foreign exchange differences between our monetary assets and liabilities denominated in New Israeli Shekels and to a much lesser extent, the Euro, the Chinese Yuan, the Japanese Yen, and other currencies.

Benefit (provision) for income taxes

Benefit (provision) for income taxes consists primarily of income taxes related to the United States, Israel and other foreign jurisdictions in which we conduct business. We also have incurred deferred tax liabilities with respect to tax amortization of certain acquired intangible assets. We are eligible for certain tax benefits in Israel under the Investment Law, at a reduced tax rate, subject to specified terms. In addition, the OECD announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules defining the global minimum tax in 2021, which calls for the taxation of large multinational corporations at a minimum rate of 15%. Subsequently, multiple sets of administrative guidance have been issued. Many non-US tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 (including the European Union Member States), with the adoption of additional components in later years, or announced their plans to enact legislation in future years. We are continuing to evaluate the impacts of enacted legislation and pending legislation to enact Pillar Two Model Rules in the non-US tax jurisdictions we operate in.

During the years presented in our consolidated financial statements, certain components of our business operations were included in the consolidated U.S. tax return filed by Intel. We also file certain foreign income tax returns on a separate basis, distinct from Intel. The income tax provision included in our consolidated financial statements has been calculated using the separate return method as if we had filed our own tax returns. We present tax loss and tax credit carry-forward amounts that have not been utilized by Intel only to the extent such tax attributes can be claimed as a benefit consistent with our separate tax return method approach. The use of the separate return method may result in differences between our income tax provision compared to Intel’s consolidated income tax provision.

In 2021, Mobileye’s Israeli operations became taxable in the United States as a branch entity. In 2022, Moovit’s Israeli operations became taxable in the United States as a branch entity. As a result, these operations are taxed both in the United States and Israel. For U.S. tax purposes, there are favorable future tax deductions that we have not benefited due to a valuation allowance position. If warranted, based on the assessment of verifiable evidence in support of the realization of deferred tax assets, the valuation allowances may be released, resulting in a tax benefit.

Realization of deferred tax assets is based on our judgment and various factors including reversal of deferred tax liabilities, the ability to generate future taxable income in jurisdictions where such assets have arisen, and potential tax planning strategies. The valuation allowance for the years presented in our consolidated financial statements primarily relates to U.S. branch deferred tax assets not currently expected to be realized given that we have sustained recent losses based on the separate return method.

Certain net operating losses and tax credit carry-forward tax attributes generated by the Company that have been utilized as part of Intel’s consolidated income tax return filings, but have not been utilized by the Company under the separate return method approach, have been reflected in the consolidated financial statements because the Company will recognize a benefit based on the separate return method when determined to be realizable.

Results of Operations

The following table sets forth our results of operations in dollars and as a percentage of revenue for the periods indicated:

	Year Ended
	December 30,		December 31,		December 25,
	2023		2022		2021
U.S. dollars in millions	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue	$2,079	100%	$1,869	100%	$1,386	100%
Cost of revenue	1,032	50%	947	51%	731	53%
Gross profit	1,047	50%	922	49%	655	47%
Operating expenses:
Research and development, net	889	43%	789	42%	544	39%
Sales and marketing	118	6%	120	6%	134	10%
General and administrative	73	4%	50	3%	34	2%
Total operating expenses	1,080	52%	959	51%	712	51%
Operating income (loss)	$(33)	(2)%	$(37)	(2)%	$(57)	(4)%
Interest income (expense) with related party, net and other financial income (expense), net	49	2%	5	—%	—	—%
Income (loss) before income taxes	16	1%	(32)	(2)%	(57)	(4)%
Benefit (provision) for income taxes	(43)	(2)%	(50)	(3)%	(18)	(1)%
Net income (loss)	$(27)	(1)%	$(82)	(4)%	$(75)	(5)%

(1)Includes amortization of acquired intangible assets, as follows:

	Year Ended
	December 30,	December 31,	December 25,
U.S. dollars in millions	2023	2022	2021
Cost of revenue	$406	$469	$419
Sales and marketing	68	75	90
Total amortization of acquired intangible assets	$474	$544	$509

(2)Includes share-based compensation expense, as follows:

	Year Ended
	December 30,	December 31,	December 25,
U.S. dollars in millions	2023	2022	2021
Cost of revenue	$2	$2	$1
Research and development, net	212	153	77
Sales and marketing	7	5	4
General and administrative	31	14	15
Total share-based compensation	$252	$174	$97

Comparison of the years ended December 30, 2023 and December 31, 2022

Revenue

In 2023, revenue was $2,079 million, up $210 million, or 11%, compared to 2022. This increase in revenue was primarily due to an increase of $189 million, or 11%, in EyeQ™ revenue attributable to an 11% increase in volume, with ASP remaining consistent with prior year, some increase in Supervision sales and initial sales of self-driving systems.

Cost of Revenue

In 2023, our cost of revenue increased by $85 million, or 9%, compared to 2022. This increase was primarily due to an increase of $138 million in manufacturing costs relating primarily to increased sales of our EyeQ™ SoC and our sales of SuperVision™ solution, offset by $63 million decrease in amortization expenses of intangible assets.

Gross Profit and margin

In 2023, our gross profit increased by $125 million, or 14%, compared to 2022. The increase was mainly driven by the increase in revenue from our EyeQ™ SoC sales, as well as the decrease in amortization expenses of intangible assets.

Our gross margin increased from 49% during 2022, to 50% during 2023. This increase was mainly due to a lower cost attributable to amortization of intangible assets as a percentage of revenues, which was partially offset by the downward impact of the increased cost of our EyeQ™ SoCs (which was passed through as a price increase to our customers on a zero-margin basis).

Research and Development Expenses, net

Research and development expenses, net, in 2023, increased by $100 million, or 13%, compared to 2022. This increase was primarily due to an increase of $59 million in share-based compensation expenses, an increase of $44 million in cloud computing services and investments attributable to new product development offset by $31 million of higher NRE reimbursements in 2023 and an increase of $32 million in facilities and related expenses due to the occupancy of new sites. Average research and development headcount increased by 367 employees, however the related payroll expenses were mainly offset by ILS/USD foreign exchange rate impact and military duty reserve refunds from the state of Israel.

Sales and Marketing Expenses

Sales and marketing expenses in 2023 decreased by $2 million, or 2%, compared to 2022. The decrease was mainly due to a decrease in amortization expenses of intangible assets, partially offset by an increase in marketing expenses.

General and Administrative Expenses

General and administrative expenses in 2023 increased by $23 million, or 46%, compared to 2022. This increase was mainly due to an increase of $17 million in share-based compensation, as well as costs related to being a public company.

Interest Income (expense) with Related Party, net and Other Financial Income (expense), net

Interest income (expense) with related party, net in 2023 was $0 compared to $(6) million in 2022. The decrease was due to zero outstanding balances of both the Dividend Note and the loans to Intel as of December 31, 2022.

Other financial income (expense) net in 2023, was $49 million compared to $11 million in 2022. This increase was mainly due to interest earned on investment in money market funds.

Benefit (Provision) for Income Tax

In 2023, provision for income tax decreased by $7 million, compared to 2022. This decrease was driven by withholding tax expense of $14 million related to a dividend distribution between entities within the Mobileye Group in 2022, which was partially offset by an increase in tax expense related to changes in the jurisdictional composition of our taxable income based on operational results and recognition of uncertain tax positions in 2023.

Comparison of the years ended December 31, 2022 and December 25, 2021

Revenue

In 2022, revenue was $1.9 billion, up $483 million, or 35%, compared to 2021. This increase in revenue was primarily due to an increase of $363 million, or 28%, in EyeQ™ SoC sales, attributable to a 7% increase in ASP and a 19% increase in volume, driven by increasing adoption of ADAS compared to 2021 and a slight improvement in global vehicle production. The remaining increase in revenue was mainly related to the sales of our SuperVision™ solution, which was launched during the fourth quarter of 2021 and ramped up during 2022.

Cost of revenue

In 2022, our cost of revenue increased by $216 million, or 30%, compared to 2021. This increase was primarily due to an increase of $162 million in manufacturing costs relating primarily to increased sales of our EyeQ™ SoC and our sales of SuperVision™ solution. The remaining increase resulted primarily from an increase of $50 million in amortization of intangible assets resulting from the full year impact of the amortization of intangible assets transferred from in-process research and development to acquisition-related developed technology during 2021.

Gross Profit and margin

In 2022, our gross profit increased by $267 million, or 41%, compared to 2021. The increase was mainly driven by the increase in revenue from our EyeQ™ SoC sales, as well as the sales of our SuperVision™ solution, partially offset by the increase in amortization of intangible assets.

Our gross margin increased from 47% during 2021, to 49% during 2022. This increase was primarily due to the lower impact of the cost attributable to amortization of intangible assets as a percentage of revenues, which was partially offset by the impact of SuperVision™ sales contributing lower margin given the greater hardware content this product contains. The rise in the cost of our EyeQ™ SOCs due to the global semiconductor shortage and to inflationary pressures also had a downward impact on our gross margin, but to a lesser extent than the foregoing because we entered 2022 with an opening balance of EyeQ™ SoC inventory previously acquired at lower-than-current prices and passed on some of the increased costs of EyeQ™ SoCs acquired at current prices to our customers.

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

Sales and Marketing Expenses

Sales and marketing expenses in 2022 decreased by $14 million, or 10%, compared to 2021. The decrease was mainly due to a decrease in amortization of customer relationship and brand-related intangible assets.

General and Administrative Expenses

General and administrative expenses in the 2022 increased by $16 million, or 47%, compared to 2021. This increase was mainly due to an increase in payroll and related expenses, costs related to being a public company and Mobileye IPO related expenses.

Interest Income (Expenses) with related party, net and Other Financial Income (expense), net

Interest income with related party in 2022 was $18 million compared $3 million in 2021. The increase was due to higher interest earned on the loan to Intel that was settled.

Interest (expense) with related party was $(24) million in 2022 compared to zero in 2021. The increase was due to the accrued interest on the Dividend Note issued to Intel on April 21, 2022.

Other financial income (expense) net in 2022, was $11 million compared to $(3) million in 2021. This increase was mainly due to higher interest earned on short term bank deposits, interest earned on investment in money market funds during the fourth quarter of 2022, as well as the effect of foreign exchange fluctuations.

Benefit (provision) for income tax

In 2022, provision for income tax increased by $32 million, compared to 2021. This increase was mainly due to the amortization of the deferred tax liability with respect to intangible assets attributable to the acquisition of Moovit, which resulted in a benefit for income tax in 2021, as well as withholding tax expense of $14 million related to a dividend distribution between entities within the Mobileye Group, which resulted in a corresponding partial benefit in the United States for associated foreign tax credits utilized.

Liquidity and Capital Resources

We believe we have sufficient sources of funding to meet our business requirements and plans for the next 12 months and in the longer term. Cash generated by operations is our primary source of liquidity for funding our strategic business requirements.

Our primary uses of funds have been for funding increases in headcount in our research and development departments, investments attributable to new product development and outflows related to re-building our strategic inventory, as well as for funding our capital expenditures. Our capital expenditures have related mainly to the construction of our new sites and campus, data storage and other computer related equipment and were $98 million and $111 million for 2023 and 2022, respectively.

To fund our cash requirements in the ordinary course of business, we anticipate that we will continue to primarily rely on operating cash flows, supplemented by our total cash and cash equivalents. We expect our total capital expenditures for 2024 to be slightly above our total capital expenditures in 2023, mainly due to investments in equipment related to the development of our next generation products. The construction of our new campus is substantially complete and occupied. Our future capital requirements will depend on many factors, including our growth rate and the timing and extent of operating expenses.

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

Cash Flows

The following table sets forth certain consolidated statements of cash flow data:

	Year Ended
	December 30,	December 31,	December 25,
U.S. dollars in millions	2023	2022	2021
Net cash provided by operating activities	$394	$546	$599
Net cash provided by (used in) investing activities	(98)	1,187	(157)
Net cash provided by (used in) financing activities	(100)	(1,317)	91
Effect of foreign exchange rate changes on cash and cash equivalents	(5)	(6)	(1)
Increase in cash, cash equivalents and restricted cash	$191	$410	$532

Operating activities

For 2023 compared to 2022, the $152 million decrease in cash provided by operating activities was mainly due to an increase in inventories, as part of a planned initiative to rebuild our strategic inventory of EyeQ chips that was largely consumed during the supply chain crisis in 2021 and 2022, which was partially offset by a change in employee related balances.

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

Investing activities

Net cash used in investing activities in 2023 was $98 million, consisting of capital expenditures in connection with the construction of our campus and electronic equipment.

Net cash provided by investing activities in 2022 was $1,187 million, consisting primarily of $1,299 million net repayment of a loan by Intel, partially offset by capital expenditures.

Net cash used in investing activities in 2021 was $157 million, primarily relating to capital expenditures in connection with the construction of our campus.

Financing activities

Net cash used in financing activities in 2023 was $100 million, consisting of share-based compensation recharge payments made to Intel.

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

The majority of our liability for severance pay is covered by the provisions of Section 14 of the Israeli Severance Pay Law (“Section 14”). Under Section 14 employees are entitled to monthly deposits, at a rate of 8.33% of their monthly salary, contributed by us on their behalf to their insurance funds. Payments in accordance with Section 14 release us from any future severance payments in respect of those employees. As a result, we do not recognize any liability for severance pay due to these employees and the deposits under Section 14 are not recorded as assets on the consolidated balance sheets.

Severance pay liability was $56 million as of December 31, 2022, and December 30, 2023.

Lease liabilities

We have lease agreements for vehicles and offices. We lease office space in various locations in Israel and around the world including USA, Germany and China. All leases are operating leases with fixed payment terms where some of the leases include annual increases to lease payments based on an index or a rate. Lease liabilities, representing the present value of future lease payments, have decreased from $58 million as of December 31, 2022 to $51 million as of December 30, 2023, reflecting mainly the progress in lease payments for existing arrangements.

Indebtedness

We have several bank guarantees aggregating approximately $14 million as of December 30, 2023 (mainly denominated in New Israeli Shekels) mainly in connection with lease agreements and import of vehicles.

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

We believe that the exclusion of expenses related to the Mobileye IPO is appropriate as they represent items that management believes are not indicative of our ongoing operating performance. These expenses are primarily composed of legal, accounting and professional fees incurred in connection with the Mobileye IPO that were not capitalizable, and are included within general and administrative expenses.

Adjusted Gross Profit and Margin

We define Adjusted Gross Profit as gross profit presented in accordance with GAAP, excluding amortization of acquisition related intangibles and share-based compensation expense. Adjusted Gross Margin is calculated as Adjusted Gross Profit divided by total revenue.

Set forth below is the reconciliation of gross profit to Adjusted Gross Profit and the calculations of gross margin and Adjusted Gross Margin:

	Year Ended
	December 30,		December 31,		December 25,
	2023		2022		2021
		% of		% of		% of
U.S. dollars in millions	Amount	Revenue	Amount	Revenue	Amount	Revenue
Gross profit and margin	$1,047	50%	$922	49%	$655	47%
Add: Amortization of acquired intangible assets	406	20%	469	25%	419	30%
Add: Share-based compensation expense	2	—%	2	—%	1	—%
Adjusted gross profit and margin	$1,455	70%	$1,393	75%	$1,075	78%

Our Gross Margin (gross profit as a percentage of revenue) and Adjusted Gross Margin (adjusted gross profit as a percentage of revenue) reflect the high value-added nature of our solutions. As we develop and sell full systems that include hardware beyond EyeQ™ SoCs, we expect that our Gross Margin and Adjusted Gross Margin will decrease because of the greater hardware content included in our solutions. However, as a result of a higher expected selling price for such systems, we expect our gross profit per unit will increase on a dollar basis.

Our Adjusted Gross Margin decreased from 75% for 2022 to 70% for 2023. The decrease was primarily due to the downward impact of the increased cost of our EyeQ™ SoCs (which was passed through as a price increase to our customers on a zero-margin basis).

Our Adjusted Gross Margin decreased from 78% for 2021 to 75% for 2022. The decrease was primarily due to increased sales of our SuperVision™, contributing lower margin given the greater hardware this product contains. The rise in the cost of our EyeQ™ SoCs due to the global semiconductor shortage and inflationary pressures also had a downward impact on our gross margin, but to a lesser extent than the foregoing.

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

Set forth below is the reconciliation of operating income (loss) to Adjusted Operating Income and the calculations of Operating Margin and Adjusted Operating Margin:

	Year Ended
	December 30,		December 31,		December 25,
	2023		2022		2021
		% of		% of		% of
U.S. dollars in millions	Amount	Revenue	Amount	Revenue	Amount	Revenue
Operating income (loss) and operating margin	$(33)	(2)%	$(37)	(2)%	$(57)	(4)%
Add: Amortization of acquired intangible assets	474	23%	544	29%	509	37%
Add: Share-based compensation expense	252	12%	174	9%	97	7%
Add: Expenses related to the IPO	—	—%	4	—%	—	—%
Adjusted operating income and margin	$693	33%	$685	37%	$549	40%

Our operating loss decreased by $4 million in 2023 compared to 2022, mainly as a result of growth in our overall business, in addition to a decrease in amortization of acquired intangible assets, partially offset by an increase in research and development, general and administrative expenses and an increase of share-based compensation expense.

Our Adjusted Operating Income increased by $8 million in 2023 compared to 2022, primarily due to the growth in our overall business, partially offset by the increase in research and development and general and administrative expenses. Our Adjusted Operating Income increased in 2022 compared to 2021, primarily due to the growth in our overall business, partially offset by the increase in research and development expenses.

Our Adjusted Operating Margin decreased from 37% in 2022 to 33% in 2023, primarily due to a decrease in our Adjusted Gross Margin. Our Adjusted Operating Margin decreased in 2022 compared to 2021, primarily due to a decrease in our Adjusted Gross Margin.

We expect that our Adjusted Operating Margin in future near-term years will decrease compared to 2023, mainly due to expected decrease in Adjusted Gross Margin as we develop and sell full systems solutions contributing higher gross profit dollars per unit but lower percentage gross margin given the greater hardware content included in these systems, as well as expected increase in research and development expenses attributable to headcount and higher direct expenses that we expect to incur in connection with the development of new EyeQ™ SoC generations, Mobileye SuperVision™ enhancements, and the productization of our AV solutions and active sensor suite.

Adjusted Net Income

We define Adjusted Net Income as net income (loss) presented in accordance with GAAP, adjusted to exclude amortization of acquisition related intangibles, share-based compensation expenses and expenses related to the Mobileye IPO, as well as the related income tax effects. Income tax effects have been calculated using the applicable statutory tax rate for each adjustment taking into consideration the associated valuation allowance impacts. The adjustment for income tax effects consists primarily of the deferred tax impact of the amortization of acquired intangible assets.

Set forth below is the reconciliation of net income (loss) to Adjusted Net Income:

	Year Ended
	December 30,		December 31,		December 25,
	2023		2022		2021
		% of		% of		% of
U.S. dollars in millions	Amount	Revenue	Amount	Revenue	Amount	Revenue
Net income (loss)	$(27)	(1)%	$(82)	(4)%	$(75)	(5)%
Add: Amortization of acquired intangible assets	474	23%	544	29%	509	37%
Add: Share-based compensation expense	252	12%	174	9%	97	7%
Add: Expenses related to the Mobileye IPO	—	—%	4	—%	—	—%
Less: Income tax effects	(40)	(2)%	(35)	(2)%	(57)	(4)%
Adjusted net income	$659	32%	$605	32%	$474	34%

Our net loss decreased by $55 million in 2023 compared to 2022, primarily due to increase in revenue in addition to a decrease in amortization expense of intangible assets, partially offset by an increase of share-based compensation expense and an increase in financial income in 2023.

Our Adjusted Net Income increased by $54 million in 2023 compared to 2022, primarily due to increase in revenue, partially offset by the increase in our research and development and general and administrative expenses and an increase in financial income in 2023. Our Adjusted Net Income increased in 2022 compared to 2021, primarily due to growth in our overall business, partially offset by the increase in our research and development expenses.

We expect that our Adjusted Net Income margin (which is the Adjusted Net Income divided by total revenue) in future near-term years will decrease compared to 2023, mainly due to an expected decrease in Adjusted Gross Margin as we develop and sell full systems solutions contributing higher gross profit dollars per unit but lower percentage gross margin given the greater hardware content included in these systems, as well as an expected increase in research and development expenses attributable to headcount and higher direct expenses that we expect to incur in connection with the development of new EyeQ™ SoC generations, Mobileye SuperVision™ enhancements, and the productization of our AV solutions and active sensor suite.

Critical Accounting Policies and Estimates

Our audited consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of financial statements and related disclosures in conformity with U.S. GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgements, assumptions and estimates that affect the amounts reported. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time the estimate was made.

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

We perform an annual review of significant finite-lived identified intangible assets to make a judgment on whether facts and circumstances indicate that the carrying amount may not be recoverable and an impairment may be required.

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

As of December 30, 2023, we completed our annual impairment assessment and concluded that it is not more likely than not that the fair value of each reporting units is less than its carrying amount. For 2023, we performed a quantitative impairment test for one of our reporting units, which has $111 million of allocated goodwill as of December 30, 2023. The fair value of the reporting unit substantially exceeded its carrying amount and no impairment loss was recorded.

Income Taxes

The provision for income tax consists of income taxes in the various jurisdictions where the Company is subject to taxation, primarily the United States and Israel.

Certain components of the Company’s business operations were included in the consolidated U.S. income tax return filed by Intel. The Company also files various foreign income tax returns on a separate basis, distinct from Intel. The income tax provision included in the Company’s consolidated financial statements has been calculated using the separate return method, as if the Company had filed its own tax returns. The Company has entered into the Tax Sharing Agreement with Intel that establishes the respective rights, responsibilities and obligations of the Company and Intel with respect to tax matters and, therefore, ultimately governs the amount payable to Intel with respect to income taxes.

Any differences between taxes currently payable to Intel under the Tax Sharing Agreement and the current tax provision computed on a separate return basis, is reflected as adjustments to additional paid-in capital in the consolidated statement of shareholders’ equity and financing activities within the consolidated statement of cash flows. According to the terms of the Tax Sharing Agreement, the Company and Intel will calculate and agree to estimated amounts owed quarterly but final amounts will also be calculated and paid upon consolidated tax return filings. Amounts payable under the Tax Sharing Agreement will be recorded in the same manner as other contractual obligations entered into by the Company.

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

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits within the provision for (benefit from) taxes on the Consolidated Statements of Income.

For additional information regarding income taxes, see Note 8 of the Notes to the Consolidated Financial Statements.

New Accounting Pronouncements

See “Note 2: Significant Accounting Policies” to our consolidated financial statements included elsewhere in this report for information on new accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of foreign currency exchange rates and interest rates.

Interest Rate Risk

Our investments in money market funds and short term deposits are subject to market risk due to changes in interest rates, which may affect our interest income and fair market value of our investments. To minimize this risk, we invest in institutional investors money market funds, which consist of high-grade securities, including U.S. treasury bonds. Our short term deposits are redeemable upon demand and held in banks domiciled in the U.S. and Europe, as well as in Israel. As of December 30, 2023 and December 31, 2022, our investment in money market funds was $932 million and $551 million, respectively and our short term deposits were $222 million and $285 million, respectively.

The primary objectives of our investments in money market funds and short term deposits is to fund our cash requirements in the ordinary course of business and preserve principal. We do not enter into investments for trading or speculative purposes.

Foreign Currency Exchange Risk

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

We have attempted to minimize foreign currency risk, primarily by entering into a hedging services agreement with Intel during 2021. Intel centrally hedges its forecast cash flow exposure to the U.S. dollar/New Israeli Shekel exchange rates, and according to the agreement, we have been entitled to a certain allocation of the gains and losses arising from the execution of the hedging contracts. During the fourth quarter of 2022, we de-designated the remaining cash flow hedges for forecasted operating expenses denominated in ILS and will no longer be participating in Intel’s corporate hedging program. We plan to reassess what, if any, hedging arrangements we will have in subsequent fiscal years.

If the New Israeli Shekel had strengthened by 10% against the U.S. dollar, it would have decreased our cash flows by approximately $43 million in the year ended December 30, 2023. This exposure to U.S. dollar/New Israeli Shekel exchange rates results from the nine months ended December 30, 2023, since in the first quarter of 2023 we were still affected by the hedging program with Intel and therefore the effect of the exchange rates would not have had a material impact on our cash flows. The effect of a 10% change in the U.S. dollar/New Israeli Shekel exchange rate would not have had a material impact on our cash flows in the years ended December 31, 2022 and December 25, 2021 due to our hedging services agreement with Intel.

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Mobileye Global Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Mobileye Global Inc. and its subsidiaries (the “Company”) as of December 30, 2023 and December 31, 2022, and the related consolidated statements of operations and comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 30, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Valuation of goodwill – Moovit reporting unit

As described in Note 10 to the consolidated financial statements, the Company’s consolidated goodwill balance was $10,895 million at December 30, 2023, and the goodwill associated with the Moovit reporting unit was $111 million. Management conducts an impairment test as of the end of each year, or more frequently if events or circumstances indicate that the carrying value of goodwill may be impaired. Potential impairment is identified by comparing the fair value of the reporting unit to its carrying value, including goodwill. In 2023, the Company performed a detailed quantitative analysis for the Moovit reporting unit. Based on the annual goodwill impairment assessment for the year ended December 30, 2023, no impairment charge was recorded. Fair value is estimated by management using a discounted cash flow model. Management’s cash flow projections for the Moovit reporting unit included significant judgments and assumptions relating to projected revenue growth rate, associated projected costs and the discount rate.

The principal consideration for our determination that performing procedures relating to the goodwill impairment assessment of the Moovit reporting unit is a critical audit matter is the application of significant judgments by management when developing the fair value measurement of the reporting unit. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s cash flow projections and significant assumptions including the revenue growth rate, associated projected costs and discount rate. In addition, the audit effort involved the use of professionals with specialized skills and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Moovit reporting unit. These procedures also included, among others, testing management’s process for developing the fair value estimate; evaluating the appropriateness of the discounted cash flow model; testing the completeness, accuracy and relevance of underlying data used in the model; as well as evaluating the significant assumptions used by management, including the projected revenue growth rate, associated projected costs and the discount rate utilized. Evaluating the composition of management’s future cash flow projections and corresponding assumptions involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Moovit reporting unit, (ii) the consistency with external market and industry data, (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit, and (iv) assessing the adequacy of disclosures in the financial statements. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model and certain significant assumptions, including the discount rate.

/s/ Kesselman & Kesselman
Certified Public Accountants (Isr.)
A member of PricewaterhouseCoopers International Limited

Tel Aviv, Israel

February 23, 2024

We have served as the Company’s auditor since 2022.

MOBILEYE GLOBAL INC.

CONSOLIDATED BALANCE SHEETS

	December 30,	December 31,
U.S. dollars in millions	2023	2022
Assets
Current assets
Cash and cash equivalents	$1,212	$1,024
Trade accounts receivable, net	357	269
Inventories	391	113
Other current assets	106	110
Total current assets	$2,066	$1,516
Non-current assets
Property and equipment, net	447	384
Intangible assets, net	2,053	2,527
Goodwill	10,895	10,895
Other long-term assets	116	119
Total non-current assets	13,511	13,925
TOTAL ASSETS	$15,577	$15,441
Liabilities and Equity
Current liabilities
Accounts payable and accrued expenses	$229	$189
Employee related accrued expenses	87	88
Related party payable	39	73
Other current liabilities	48	34
Total current liabilities	403	384
Non-current liabilities
Long-term employee benefits	56	56
Deferred tax liabilities	148	162
Other long-term liabilities	46	45
Total non-current liabilities	250	263
TOTAL LIABILITIES	$653	$647
Equity
Class A common stock: $0.01 par value; 4,000,000,000 shares authorized; shares issued and outstanding: 94,652,348 as of December 30, 2023 and 51,911,905 as of December 31, 2022	1	1
Class B common stock: $0.01 par value; 1,500,000,000 shares authorized; shares issued and outstanding: 711,500,000 as of December 30, 2023 and 750,000,000 as of December 31, 2022	7	8
Additional paid-in capital	14,886	14,737
Accumulated other comprehensive income (loss)	—	(9)
Retained earnings	30	57
TOTAL EQUITY	14,924	14,794
TOTAL LIABILITIES AND EQUITY	$15,577	$15,441

The accompanying notes are an integral part of these consolidated financial statements.

MOBILEYE GLOBAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year ended
	December 30,	December 31,	December 25,
U.S. dollars in millions, except share and per share amounts	2023	2022	2021
Revenue	$2,079	$1,869	$1,386
Cost of revenue	1,032	947	731
Gross profit	1,047	922	655
Research and development, net	889	789	544
Sales and marketing	118	120	134
General and administrative	73	50	34
Total operating expenses	1,080	959	712
Operating income (loss)	(33)	(37)	(57)
Interest income with related party	—	18	3
Interest expense with related party	—	(24)	—
Other financial income (expense), net	49	11	(3)
Income (loss) before income taxes	16	(32)	(57)
Benefit (provision) for income taxes	(43)	(50)	(18)
Net income (loss)	$(27)	$(82)	$(75)
Earnings (loss) per share attributed to Class A and Class B stockholders:
Basic and diluted	$(0.03)	$(0.11)	$(0.10)
Weighted-average number of shares used in computation of earnings (loss) per share attributed to Class A and Class B stockholders (in millions):
Basic and diluted	805	759	750
Net income (loss)	(27)	(82)	(75)
Other comprehensive income (loss), net of tax	9	(14)	5
TOTAL COMPREHENSIVE INCOME (LOSS)	$(18)	$(96)	$(70)

The accompanying notes are an integral part of these consolidated financial statements.

MOBILEYE GLOBAL INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock				Accumulated Other		Total
	Number of		Additional	Parent Net	Comprehensive	Retained	Shareholders’
U.S. dollars in millions, except per share amounts	shares	Amount	paid-in capital	Investment	Income (Loss)	Earnings	Equity
Balance as of December 26, 2020	—	$—	$—	$15,842	$—	$—	$15,842
Other comprehensive income (loss), net	—	—	—	—	5	—	5
Net income (loss)	—	—	—	(75)	—	—	(75)
Net transfer from (to) Parent	—	—	—	117	—	—	117
Balance as of December 25, 2021	—	—	—	15,884	5	—	15,889
Net income (loss)	—	—	—	(139)	—	57	(82)
Other comprehensive income (loss), net	—	—	—	—	(14)	—	(14)
Equity transaction in connection with the legal purchase of Moovit entities	—	—	—	(900)	—	—	(900)
Dividend Note with related party	—	—	—	(3,500)	—	—	(3,500)
Dividend distribution	—	—	—	(337)	—	—	(337)
Tax sharing agreement with Parent	—	—	(12)	(22)	—	—	(34)
Share-based compensation expense	—	—	50	124	—	—	174
Recharge to Parent for Share-based compensation	—	—	(66)	(52)	—	—	(118)
Net transfer from (to) Parent	—	—	—	84	—	—	84
Issuance of Class B common stock and reclassification of Parent Net Investment in connection with the Initial Public Offering	750	8	11,134	(11,142)	—	—	—
Issuance of Class A common stock in Initial Public Offering, net of underwriting discounts, commissions and offering costs	52	1	1,031	—	—	—	1,032
Dividend Note contribution from related party	—	—	2,600	—	—	—	2,600
Balance as of December 31, 2022	802	9	14,737	—	(9)	57	14,794
Net income (loss)	—	—	—	—	—	(27)	(27)
Other comprehensive income (loss), net	—	—	—	—	9	—	9
Tax sharing agreement with Parent	—	—	(3)	—	—	—	(3)
Share-based compensation expense	—	—	252	—	—	—	252
Recharge to Parent for Share-based compensation	—	—	(100)	—	—	—	(100)
Issuance of common stock under employee share-based compensation plans	4	—	—	—	—	—	—
Secondary offering	—	*	—	—	—	—	*
Balance as of December 30, 2023	806	$8	$14,886	$—	$—	$30	$14,924

*  Rounding of Class A and Class B share amounts due to Secondary offering.

The accompanying notes are an integral part of these consolidated financial statements.

MOBILEYE GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	December 30,	December 31,	December 25,
U.S. dollars in millions	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(27)	$(82)	$(75)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	39	23	17
Share-based compensation	252	174	97
Amortization of intangible assets	474	544	509
Exchange rate differences on cash and cash equivalents	5	6	—
Deferred income taxes	(14)	(9)	(29)
Interest on Dividend Note to related party, net	—	18	—
Interest with related party, net	16	12	20
Other	1	(2)	—
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts receivable	(88)	(114)	(62)
Decrease (increase) in other current assets	8	(10)	(17)
Decrease (increase) in inventories	(278)	(16)	31
Increase (decrease) in accounts payable, accrued expenses and related party payable	10	58	59
Increase (decrease) in employee-related accrued expenses and long term benefits	(1)	(52)	36
Increase (decrease) in other current liabilities	(7)	(16)	20
Decrease (increase) in other long-term assets	(3)	17	(7)
Increase (decrease) in long-term liabilities	7	(5)	—
Net cash provided by operating activities	394	546	599
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(98)	(111)	(143)
Repayment of loan due from related party	—	1,635	460
Issuance of loan to related party	—	(336)	(474)
Other	—	(1)	—
Net cash provided by (used in) investing activities	(98)	1,187	(157)
CASH FLOWS FROM FINANCING ACTIVITIES
Business combination deferred consideration payment	—	—	(90)
Net transfers from Parent	—	84	181
Dividend paid	—	(337)	—
Share-based compensation recharge	(100)	(280)	—
Proceeds from initial public offering, net of offering costs	—	1,034	—
Equity transaction in connection with the legal purchase of Moovit entities	—	(900)	—
Repayment of Dividend Note with related party	—	(918)	—
Net cash provided by (used in) financing activities	(100)	(1,317)	91
Effect of foreign exchange rate changes on cash and cash equivalents	(5)	(6)	(1)
Increase in cash, cash equivalents and restricted cash	191	410	532
Balance of cash, cash equivalents and restricted cash, at beginning of year	1,035	625	93
Balance of cash, cash equivalents and restricted cash, at end of year	$1,226	$1,035	$625
Supplementary non-cash investing and financing activities:
Non-cash purchase of property and equipment	$17	$13	$21
Non-cash share based compensation recharge	—	—	162
Dividend Note with related party	—	3,500	—
Dividend Note contribution from related party	—	(2,600)	—
Unpaid offering costs	—	2	—
Tax sharing agreement with Parent	3	34	—
Supplemental cash flow information:
Cash received (paid) for income taxes, net of refunds	$(64)	$(57)	$(44)
Interest paid to related party	—	(6)	—
Interest received from related party	16	—	—

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

On October 28, 2022, the initial public offering of Mobileye (the “Mobileye IPO”) was completed and we issued 41,000,000 shares of our Class A common stock, at $21.00 per share, before underwriting discounts and commissions. Concurrently with the closing of the Mobileye IPO, the Company issued an additional 4,761,905 shares of its Class A common stock to General Atlantic (ME), L.P., a Delaware limited partnership, at $21.00 per share, pursuant to a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, for gross proceeds of $100 million (the “Concurrent Private Placement”). Mobileye’s Class A common stock began trading on the Nasdaq Global Select Market on October 26, 2022 under the ticker symbol “MBLY”. On November 1, 2022, we closed the sale of an additional 6,150,000 shares pursuant to the exercise of the underwriters’ over-allotment option.

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

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Secondary Offering

On June 7, 2023, the Company announced the pricing of a public secondary offering of 38,500,000 shares of its Class A common stock (which shares were received upon the conversion of 38,500,000 shares of Class B common stock into Class A common stock) by Intel at a public offering price of $42.00 per share, which closed on June 12, 2023 (the “Secondary Offering”). The Company did not receive any proceeds from this offering. The Company paid the costs associated with the registration of shares in connection with the Secondary Offering in the amount of $1 million, other than underwriting discounts, fees and commissions. These costs were expensed as incurred within general and administrative expenses. Upon the completion of the Secondary Offering, Intel continues to directly or indirectly hold all of the Class B common stock of Mobileye, which as of December 30, 2023, represents approximately 88.3% of our outstanding common stock and 98.7% of the voting power of our common stock.

Operations in Israel

On October 7, 2023, Hamas launched a series of attacks on civilian and military targets in Southern and Central Israel, to which the Israel Defense Forces have responded. In addition, Hezbollah has attacked military and civilian targets in Northern Israel, to which Israel has responded. How long and how severe the current conflict in Gaza becomes is unknown at this time and any continued clash among Israel, Hamas or Hezbollah or other countries or militant groups in the region may escalate in the future into a greater regional conflict. To date our operations and financial results have not been negatively affected, although as of January 31, 2024 approximately 10.5% of our employees have been called to reserve duty in the Israel Defense Forces. However, any hostilities involving Israel, regional geopolitical instability or the interruption or curtailment of trade or diplomatic relations between Israel and its trading partners as a result thereof could adversely affect our business, results of operations, and financial condition.

NOTE 2  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company operates on a 52-week or 53-week fiscal year that ends on the last Saturday in December. Fiscal year 2023 was a 52-week fiscal year. Fiscal years 2022 and 2021 were 53 and 52 weeks fiscal years.

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

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accordingly, transactions in currencies other than the U.S. dollar are measured and recorded in the functional currency using the exchange rate in effect at the date of the transaction. Monetary assets and liabilities that are denominated in currencies other than the U.S. dollar are measured using the official exchange rate at the balance sheet date. Non-monetary assets and liabilities are remeasured into the functional currency using the historical exchange rate. The effects of foreign currency remeasurements are recorded in the consolidated statements of operations and comprehensive income (loss) as other financial income (expense), net.

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Restricted bank deposits are cash amounts related to bank guarantees mainly in connection with lease agreements and import of vehicles. Such deposits are stated at cost including accrued interest, which approximates market values. These amounts are included in other current and long-term assets on the consolidated balance sheets.

The following is a reconciliation of the cash, cash equivalents and restricted cash for each period presented:

	As of
	December 30,	December 31,
U.S. dollars in millions	2023	2022
Cash	$58	$188
Short term deposits	222	285
Money market funds	932	551
Restricted cash (within other current and other long-term assets)	14	11
Cash, cash equivalents and restricted cash	$1,226	$1,035

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

The Company’s investment in money market funds are measured at fair value within Level 1 of the fair value hierarchy because they consist of financial assets for which quoted prices are available in an active market. Interest income related to money market funds for the years ended December 30, 2023 and December 31, 2022 amounted to $46 million and $1 million, respectively.

The carrying amounts of trade accounts receivable and accounts payable approximate fair value because of their generally short maturities.

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As described in further detail in Note 10, goodwill is evaluated for impairment at least once a year or more frequently if indicators of potential impairment exist. If a quantitative assessment is required, than the reporting unit’s fair value is measured.

Inventories

Inventories are stated at the lower of cost and net realizable value. The Company computes inventory cost on an average cost basis and adjusts for excess and obsolete inventories primarily based on future demand and market conditions, including product-specific facts and circumstances which considers the Company’s customer base and an assessment of selling price in relation to product cost. Once written-down, a new lower cost basis for that inventory is established.

Property and equipment, net

Property and equipment are stated at cost, less accumulated depreciation. Property and equipment are depreciated on a straight-line basis over their estimated useful lives.

The estimated useful lives per asset type are as follows:

Years
Computers, electronic equipment and software	3-7
Vehicles	7
Office furniture and equipment	14
Buildings	15-25

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

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company performs an annual review of significant finite-lived identified intangible assets to determine whether facts and circumstances indicate that the carrying amount may not be recoverable. These reviews can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in the Company’s business strategy and its forecasts for specific product lines.

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Assets are categorized and evaluated for impairment at the lowest level of identifiable cash flows. In the event that the sum of the expected future undiscounted cash flows expected to be generated by the long-lived assets is less than the carrying amount of such assets, an impairment charge would be recognized and the assets would be written down to their estimated fair values. The Company did not record any impairment of long-lived assets for any of the periods presented.

Research and development, net

Research and development costs are expensed as incurred, and consist primarily of personnel, facilities, equipment, and supplies for research and development activities.

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

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company enters into best-efforts nonrefundable, non-recurring engineering (“NRE”) arrangements pursuant to which the Company is reimbursed for a portion of the research and development expenses attributable to specific development programs. The Company does not receive any additional compensation or royalties upon completion of such projects and the potential customer does not commit to purchase the resulting product in the future. The participation reimbursement received by the Company does not depend on whether there are future benefits from the project. All intellectual property generated from these arrangements is exclusively owned by the Company.

Participation in expenses for research and development projects are recognized on the basis of the costs incurred and are netted against research and development expenses in the consolidated statements of operations and comprehensive income (loss). Research and development reimbursements of $89 million, $58 million, and $54 million were offset against research and development costs in the years ended December 30, 2023, December 31, 2022, and December 25, 2021, respectively.

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

During the fourth quarter of 2022, the Company de-designated its remaining cash flow hedges for forecasted operating expenses denominated in ILS and will no longer participate in the hedging services agreement with Intel. As the hedged transactions and cash flows related to the outstanding instruments are expected to occur as originally forecasted, the associated gains and losses deferred in accumulated other comprehensive income (loss) on the Company’s consolidated balance sheet were reclassified into earnings in the same period or periods during which the originally hedged transactions affect earnings. Any subsequent changes in the fair value of the outstanding derivative instruments after the de-designation and termination of hedge accounting, were immediately reflected in operating expenses. As of December 30, 2023, there are no outstanding hedging instruments and all of the related accumulated other comprehensive income (loss) was reclassified into the statement of operations and comprehensive income (loss).

The notional amount and fair value of derivatives outstanding at Intel on behalf of Mobileye were:

	As of
	December 30,	December 31,
U.S. dollars in millions	2023	2022
Notional amount of derivatives	$—	$93
Fair value of derivatives receivable from (payable to) Intel	$—	$(9)

The change in accumulated other comprehensive income (loss) relating to gains (losses) on derivatives used for hedging was as follows:

	Year ended
	December 30,	December 31,	December 25,
U.S. dollars in millions	2023	2022	2021
Other comprehensive income (loss) before reclassifications	$—	$(33)	$18
Amounts reclassified out of accumulated other comprehensive income (loss)	10	18	(13)
Tax effects	(1)	1	—
Other comprehensive income (loss), net	$9	$(14)	$5

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue recognition

The Company recognizes revenue when performance obligations are satisfied as evidenced by the transfer of control of the Company’s products or services to customers. Substantially all of the Company’s revenue is derived from product sales. In accordance with contract terms, revenue for product sales is recognized at the time of product shipment from the Company’s facilities, as determined by the agreed upon ‘ex-works’ shipping terms which specify that title and risks will pass to the customer upon delivery at the Company’s warehouse. Revenue for product sales to resellers and distributors is recognized at the time of delivery of products to the resellers and distributors.

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

Sales of the Company’s products regularly include warranties which provides the customer with assurance that the products delivered will perform in accordance with agreed-upon specifications. These standard warranties are assurance type warranties and do not offer any services in addition to the assurance that the product will continue working as specified. Therefore, the warranties are not considered separate performance obligations.

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

Advertising expenses

Advertising expenses are charged to sales and marketing on the consolidated statements of operations and comprehensive income (loss) as incurred. Advertising expenses for the years ended December 30, 2023, December 31, 2022, and December 25, 2021 amounted to $4 million, $3 million and $2 million, respectively.

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

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has entered into a Tax Sharing Agreement with its Parent that establishes the amount of cash payable for the Company’s share of the tax liability owed on consolidated tax return filings with its Parent. Any differences between taxes currently payable to the Company’s Parent under the Tax Sharing Agreement and the current tax provision computed on a separate return basis, is reflected as adjustments to additional paid-in capital in the consolidated statement of changes in equity and financing activities within the consolidated statement of cash flows. For additional information regarding the Tax Sharing Agreement, see Note 9 of the Notes to Consolidated Financial Statements.

The Company presents tax loss and tax credit carry-forward attributes under the separate return method approach. Such tax attributes may not be benefited in the same period as the Company’s Parent on a consolidated tax return. As a result, there are inherent differences between the Company’s separate tax return method approach and certain actual tax returns filed on a consolidated basis with Intel.

For further detail regarding income tax, refer to Note 8 Income Taxes.

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

Provision for warranties is included in other current liabilities on the consolidated balance sheets. Provision for warranties as of December 30, 2023 and December 31, 2022, as well as warranty expenses for the each of the years presented were not material.

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Leases primarily consist of real estate property and vehicles and are classified as operating leases with fixed payment terms. Certain operating leases provide for annual increases to lease payments based on an index or a rate. The Company determines if an arrangement is a lease, or contains a lease, at inception and records the leases upon lease commencement, which is the date when the underlying asset is made available for use by the lessor. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are included in other long-term assets, other current liabilities, and other long-term liabilities on the consolidated balance sheet. Lease expenses for the operating leases are recognized on a straight-line basis over the lease term and are included in operating expenses in the consolidated statements of operations and comprehensive income (loss). Options to extend or terminate the lease are taken into account when it is reasonably certain at the commencement date that such options will be exercised.

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

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Undistributed earnings (loss) are allocated proportionally to Class A and Class B stockholders as both classes are entitled to share equally, on a per share basis, in dividends and other distributions. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, while giving effect to all potentially dilutive common shares to the extent they are dilutive. Potentially dilutive common shares result from the assumed vesting of RSUs under the 2022 Plan, using the “treasury stock” method. RSUs are not included in the computation of diluted earnings (loss) per share if the effect of their inclusion would have been anti-dilutive. Refer to Note 7 Earnings (Loss) Per Share as well as Share-based Compensation in Note 6 for further discussion on awards.

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, which include short-term deposits and money market funds, and also trade accounts receivable.

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The majority of the Company’s cash and cash equivalents are invested in banks domiciled in the U.S. and Europe, as well as in Israel. Generally, these cash equivalents may be redeemed upon demand. Short term bank deposits are held in the aforementioned banks. Money market funds consist of institutional investors money market funds and are readily redeemable to cash. Accordingly, management believes that these bank deposits and money market funds have minimal credit risk.

The Company’s accounts receivable are derived primarily from sales to Tier 1 suppliers to the automotive manufacturing industry located mainly in the U.S., Europe, and China. Concentration of credit risk with respect to accounts receivable is mitigated by credit limits, ongoing credit evaluation, and account monitoring procedures. Credit is granted based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Trade accounts receivable are typically due from customers within 30 to 60 days.

The Company performs ongoing credit evaluations of its customers and has not experienced any material losses in the periods presented. The Company recognizes an allowance for credit losses for any potential uncollectible amounts. The allowance is based on various factors, including historical experience, the age of the accounts receivable balances, credit quality of the customers, and other reasonable and supportable information. This allowance consists of an amount based on overall estimated exposure for the receivable portfolio and amounts identified for specific customers. Expected credit losses are recorded as general and administrative expenses in the Company’s consolidated statement of operations and comprehensive income. As of December 30, 2023 and December 31, 2022, the credit loss allowance of trade accounts receivable was not material. For each of the years presented, the charge-offs and recoveries in relation to the credit losses were not material.

Customer concentration risk

The Company’s business, results of operations, and financial condition for the foreseeable future will likely continue to depend on sales to a relatively small number of customers. In the future, these customers may decide not to purchase the Company’s products, may purchase fewer products than in previous years, or may alter their purchasing patterns. Further, the amount of revenue attributable to any single customer or customer concentration generally may fluctuate in any given period. In addition, a decline in the production levels of one or more of the Company’s major customers, particularly with respect to vehicle models for which the Company is a significant supplier, could reduce revenue. The loss of one or more key customers, a reduction in sales to any key customer or the Company’s inability to attract new significant customers could negatively impact revenue and adversely affect the Company’s business, results of operations, and financial condition. See Note 12 Segment Information related to customers that accounted for more than 10% of the Company’s total revenue and more than 10% of the total accounts receivable balance for each of the years presented in these consolidated financial statements.

Dependence on a single supplier risk

The Company purchases all its System on Chip (“EyeQTM SoC”) from a single supplier. Any issues that occur and persist in connection with the manufacture, delivery, quality, or cost of the assembly and testing of inventory could have a material adverse effect on the Company’s business, results of operations and financial condition. See below regarding a shortage in EyeQTM SoCs that the Company experienced during 2021 and 2022 and may experience in the future, including in ECUs for SuperVision™ and other components for our products.

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supply chain risk

During the fiscal years 2022 and 2021, due to global supply chain constraints and shortage of semiconductors, the Company’s sole supplier was not able to meet demand of the Company for EyeQTM SoCs, causing a significant reduction in the Company’s inventory levels. Starting in late 2022 and early 2023, such supply chain constraints and shortage abated and during 2023, we successfully increased levels of EyeQTM SoC inventory on hand, mitigating the potential for future supply constraints to cause a shortfall. However, in the event of a reoccurrence of supply chain constraints, and subject to the duration and severity thereof, we may be required to operate with minimal or no inventory of EyeQTM SoCs or SuperVisionTM ECUs on hand. The reoccurrence of shortages and supply chain constraints in EyeQTM SoCs and ECUs for SuperVision™ and in components of our other products, may impair the Company’s ability to meet its customers’ requirements in a timely manner and may adversely affect the Company’s business, results of operations and financial condition. Moreover, to the extent that the global semiconductor shortage results in reduced production or production delays by automakers, those delays could result in reduced or delayed demand for the Company products. Sustaining the Company’s production trajectory require the readiness and solvency of its suppliers and vendors, a stable and motivated production workforce and ongoing government cooperation, including for travel and visa allowances, which governments may restrict. Although we cannot fully predict the length and the severity of the impact these pressures would have on a long-term basis, we do not anticipate that short-term supply chain constraints would materially adversely affect our results of operations, capital resources, sales, profits, and liquidity.

New Accounting pronouncements

Accounting Pronouncements effective in future periods

In December 2023, the FASB issued ASU 2023-09 Improvements to Income Tax Disclosures. The ASU improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. For public business entities, the ASU is effective for annual periods beginning after December 15, 2024. The Company is evaluating the potential impact of this guidance on its consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU improves reportable segments disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the potential impact of this guidance on its consolidated financial statements.

NOTE 3  OTHER FINANCIAL STATEMENT DETAILS

Inventories

	As of
	December 30,	December 31,
U.S. dollars in millions	2023	2022
Raw materials	$46	$41
Work in process	1	—
Finished goods	344	72
Total inventories	$391	$113

Inventory write-downs and write-offs totaled $2 million, $0 million and $1 million for the years ended December 30, 2023, December 31, 2022, and December 25, 2021, respectively.

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment, net

	As of
	December 30,	December 31,
U.S. dollars in millions	2023	2022
Computers, electronic equipment and software	$167	$124
Vehicles	14	13
Office furniture and equipment	11	4
Buildings	315	—
Leasehold improvements	37	22
Construction in process	—	302
Total property and equipment, gross	544	465
Less: accumulated depreciation	(97)	(81)
Total property and equipment, net	$447	$384

Depreciation expenses totaled $39 million, $23 million, and $17 million for the years ended December 30, 2023, December 31, 2022, and December 25, 2021, respectively. During 2023, the Company derecognized the cost and accumulated depreciation of fully depreciated assets in the amount of $23 million.

The construction of our new campus in Israel is substantially complete and therefore we have classified the related costs from ‘construction in process’ to the relevant asset types as well as commenced depreciation in the fourth quarter of 2023.

Substantially all of the Company’s property and equipment were located in Israel as of December 30, 2023 and December 31, 2022.

Royalty bearing agreements

The Company has entered into a number of license and technology transfer agreements with third parties. The agreements allow the Company to utilize and leverage the third parties’ technology in order to integrate it into the Company’s products. In consideration thereof, the Company is obligated to pay royalties to each of the third parties, for each unit of the applicable integrated product sold to other parties. As a result, during the years ended December 30, 2023, December 31, 2022, and December 25, 2021, the Company recorded expenses of approximately $9 million, $8 million, and $7 million, respectively. These expenses were classified as a component of cost of revenue.

NOTE 4  EMPLOYEE BENEFITS

In Israel

Severance

Israeli labor laws generally require severance payments upon dismissal of an employee or upon termination of employment in certain other circumstances. The following plans relate to the Company’s employees in Israel.

Severance pay liability with respect to Israeli employees is calculated pursuant to Israeli Severance Pay Law based on the most recent salary of the employees, multiplied by the number of years of employment as of the period-end date. The Company records an expense for the increase in its severance liability, net of earnings (losses) from the related severance pay funds. The liabilities are presented on an undiscounted basis and included on the consolidated balance sheets as a long-term employee benefit. Severance pay liabilities as of December 30, 2023 and December 31, 2022 were $56 million and $56 million, respectively.

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s liability for all of its Israeli employees is covered by monthly deposits with severance pay funds. The value of the deposited funds is based on the cash surrender value of these policies and includes earnings (or losses) accumulated through the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligations pursuant to Israeli Severance Pay Law or labor agreements. Severance pay funds, which are included in other long-term assets, were $45 million and $42 million as of December 30, 2023 and December 31, 2022, respectively.

The majority of the Company’s liability for severance pay is covered by the provisions of Section 14 of the Israeli Severance Pay Law (“Section 14”). Under Section 14, employees are entitled to monthly deposits, at a rate of 8.33% of their monthly salary, contributed by the Company on their behalf to their insurance funds. Payments by the Company in accordance with Section 14 release the Company from any future severance payments in respect of those employees. As a result, the Company does not recognize any liability for severance pay due to these employees under Section 14 and the related deposits are not recorded as assets on the consolidated balance sheets.

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

For the year ended December 25, 2021 the periodic benefit costs were $2 million, the discount rate was 3.1%, and the assumed rate of compensation increase was 4.0%.

Non-Israeli Defined Contribution Plans

Most of the Company’s non-Israeli subsidiaries provide defined contribution plans for the benefit of their employees. The plans primarily provide for Company matching contributions based upon a percentage of the employees’ contributions. The Company’s contributions for each of the years presented under such plans were not material.

NOTE 5  LEASES

The Company’s operating leases consist of offices and vehicles and the lease term varies between 3-7 years. Some of the Company’s leases include options to extend the lease term for periods of up to five years each. For purposes of calculating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

During 2023 and 2022, the Company has entered into new, non-cancellable, operating lease agreements of offices and vehicles.

Lease expenses for operating lease payments are recognized on a straight-line basis over the lease term. Certain operating leases provide for annual increases to lease payments based on an index or a rate. The Company calculates the present value of future lease payments based on the index or rate at the lease commencement date. Differences between the estimated lease liability and actual payments are expensed as incurred and are not material for all periods presented. The lease agreements generally do not contain any residual value guarantees or restrictive covenants.

Operating lease expense for the years ended December 30, 2023, December 31, 2022, and December 25, 2021 were $19 million, $13 million, and $11 million, respectively. The Company does not have any finance leases.

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The balances for the operating leases, which are presented on the consolidated balance sheets in other long-term assets, other current liabilities and long-term liabilities, were as follows:

	As of
	December 30,	December 31,
U.S. dollars in millions	2023	2022
Operating lease right-of-use assets	$49	$57
Operating lease liabilities:
Current portion of lease liabilities	12	13
Long-term lease liabilities	39	45
Total operating lease liabilities	$51	$58

As of December 30, 2023 and December 31, 2022, the weighted average remaining lease term was 4.67 and 5.45 years, respectively, and the weighted average discount rate was 4.67% and 4.24%, respectively.

Supplemental information related to operating leases was as follows:

	Year ended
	December 30,	December 31,	December 25,
U.S. dollars in millions	2023	2022	2021
Operating cash outflows from operating leases	$16	$12	$12
Right-of-use assets recognized in exchange for lease obligations	$8	$48	$4

Maturities of operating lease liabilities were as follows:

December 30,
U.S. Dollars in millions	2023
2024	$14
2025	13
2026	10
2027	9
2028 and thereafter	10
Total operating lease payments	56
Imputed interest	(5)
Present value of lease liabilities	$51

During 2017, the Company obtained the right to use land in Jerusalem from the Israeli government for the construction of a new research and development and innovation center that will also host the Company’s headquarters (the new Jerusalem Campus). This land lease was fully prepaid and no lease liability was recorded. This operating lease right of use asset is carried at cost and amortized using the straight-line method. This operating lease right of use asset, net of amortization, was $12 million and $11 million as of December 30, 2023 and December 31, 2022, respectively, and is included in other long-term assets on the consolidated balance sheets.

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6  EQUITY

1.Common Stock and Voting Rights

We have two classes of authorized common stock: Class A common stock, which is listed on Nasdaq under the symbol “MBLY.”, and Class B common stock which is not listed or traded on any stock exchange and is held by Intel. Both classes of common stock have a par value of $0.01 per share. The rights of the holders of our Class A common stock and Class B common stock are identical, except with respect to voting, transfer, and conversion rights. Each share of our Class A common stock is entitled to one vote. Each share of our Class B common stock is entitled to ten votes and is convertible at any time into one share of our Class A common stock, subject to certain conditions. Intel continues to directly, or indirectly, hold all of the Class B common stock of Mobileye, which represents approximately 88.3% of our outstanding common stock and 98.7% of the voting power of our common stock as of December 30, 2023. For more information on the reorganization and the Mobileye IPO, see Note 1.

2.Dividends

On May 12, 2022, Mobileye Group declared and paid a dividend in an aggregate amount of $336 million to Intel, net of $14 million of cash paid to tax authorities to settle related tax obligations.

In October 2022, the Company made a capital distribution in cash to Intel in the amount of $1.1 million.

3.Share-based compensation plans

Mobileye Plan

In connection with the Mobileye IPO, the Company approved the Mobileye Global Inc. 2022 Equity Incentive Plan (the “2022 Plan”). Equity awards under the 2022 Plan are granted for Class A shares and vest upon the satisfaction of a service-based vesting condition, mostly over a service periods of three years. The RSU granted during 2023 and 2022 also include 0.4 million and 2.1 million RSUs granted to the Company’s Chief Executive Officer, in a total value of $14 million and $44 million, respectively, which will vest over a service period of up to five years.

With respect to Israeli employees, the 2022 Plan is designed to grant awards pursuant to the provision of Section 102 of the Israeli Income Tax Ordinance. In accordance with the capital gains treatment elected by the Company, the Company is not allowed for tax purposes to deduct the amounts credited to employees. This includes amounts recorded as salary benefits in the Company’s consolidated financial statements, in respect of equity granted to employees under the 2022 Plan, with the exception of the benefit component, if any, on the grant date.

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

The RSU activity for the years ended December 30, 2023 and December 31, 2022 for RSUs granted to the Company’s employees under the 2022 Plan was as follows:

		Weighted average grant
	Number of RSUs	date fair value per share
	In thousands	U.S. dollars
Outstanding as of December 25, 2021	—	$—
Granted	12,570	21
Forfeited	(6)	21
Outstanding as of December 31, 2022	12,564	21
Granted	6,782	40
Vested	(4,240)	21
Forfeited	(328)	26
Outstanding as of December 30, 2023	14,778	$30

As of December 30, 2023, the unrecognized compensation cost related to all unvested RSUs granted under the Company’s 2022 Plan, was $313 million, which is expected to be recognized as expense over a weighted-average period of 2.18 years.

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

With respect to Israeli employees, the 2006 Plan is designed to grant awards pursuant to the provision of Section 102 of the Israeli Income Tax Ordinance. In accordance with the capital gains treatment elected by the Company, the Company is not allowed for tax purposes to deduct the amounts credited to employees. This includes amounts recorded as salary benefits in the Company’s consolidated financial statements, in respect of equity granted to employees under the 2006 Plan, with the exception of the benefit component, if any, on the grant date.

Options

Outstanding and exercisable options for Intel’s common stock under Intel’s 2006 Plan as of December 30, 2023 were as follows:

	Outstanding			Exercisable
		Weighted average	Weighted		Weighted
	Number of	remaining	average	Number of	average
Exercise price	options	contractual life	exercise price	options	exercise price
U.S. dollars	In thousands	In years	U.S. dollars	In thousands	U.S. dollars
$ 4.0 - 21.6	59	2.1	$6.1	52	$4.0
$ 22.4 - 24.3	8	0.1	23.5	8	23.5
$55.2	68	0.2	55.2	68	55.2
Total	135	1.0	$31.7	128	$32.2

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The option activity for the years ended December 30, 2023, December 31, 2022, and December 25, 2021 for options granted to Company’s employees for Intel’s common stock was as follows:

		Weighted
		average	Weighted	Aggregated
	Number of	remaining	average	intrinsic
	options	contractual Life	exercise price	value(1)
	In thousands	In years	U.S. dollars	U.S. dollars in millions
Options outstanding as of December 26, 2020	6,391	2.4	$29.2	$114
Exercised	(2,807)	—	29.3	—
Forfeited	(6)	—	24.5	—
Options outstanding as of December 25, 2021	3,578	1.5	29.2	79
Exercised	(1,308)	—	32.8	—
Options outstanding as of December 31, 2022	2,270	0.8	27.1	1
Exercised	(36)	—	22.3	—
Expired	(2,099)	—	26.9	—
Options outstanding as of December 30, 2023	135	1.0	$31.7	$3
Options exercisable as of December 30, 2023	128	1.0	$32.2	$3

(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of Intel’s common stock. On December 30, 2023, December 31, 2022, and December 25, 2021, the Intel share prices were $50.25, $26.43, and $51.31, respectively. This represents the potential pre-tax amount receivable by the option holders had all option holders exercised their options as of such date.

(2)The remaining options expected to vest as of December 30, 2023 were 7 thousand options with an average weighted exercise price of $21.6.

RSUs

The RSU activity for the years ended December 30, 2023, December 31, 2022, and December 25, 2021 for RSUs granted to Company’s employees for Intel’s common stock was as follows:

		Weighted average grant
	Number of RSUs	date fair value per share
	In thousands	U.S. dollars
Outstanding as of December 26, 2020	4,339	$44.6
Granted	2,935	47.8
Vested	(1,761)	44.0
Forfeited	(235)	46.4
Outstanding as of December 25, 2021	5,278	46.5
Granted	3,758	43.7
Vested	(2,935)	45.9
Forfeited	(409)	48.1
Outstanding as of December 31, 2022	5,692	44.8
Vested	(2,690)	45.0
Forfeited	(291)	46.1
Outstanding as of December 30, 2023	2,711	$44.4

Unrecognized expenses

As of December 30, 2023, the unrecognized compensation cost related to stock options and RSUs granted under the Intel 2006 Plan was $82 million, which will be recognized over a weighted average period of 1.02 years.

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-based compensation expense summary (for both Mobileye and Intel Plans)

Expenses recognized

Share-based compensation expenses included in the consolidated statements of operations and comprehensive income (loss) were as follows:

	Year ended
	December 30,	December 31,	December 25,
U.S. dollars in millions	2023	2022	2021
Cost of revenue	$2	$2	$1
Research and development, net	212	153	77
Sales and marketing	7	5	4
General and administrative	31	14	15
Total share-based compensation	$252	$174	$97

NOTE 7  EARNINGS (LOSS) PER SHARE

Before the Mobileye IPO, Intel held directly or indirectly 100 shares of common stock of Mobileye, with a par value of $0.01 per share, that were issued and outstanding. Immediately prior to the Mobileye IPO, those 100 shares of common stock held by Intel were reclassified into 100 shares of Class B common stock with a par value of $0.01 per share. Concurrently, we issued to Intel an additional 749,999,900 shares of our Class B common stock pursuant to an agreement with Intel. Accordingly, as of the completion of the Mobileye IPO, we had 750,000,000 Class B shares, all held by Intel. Per ASC 260-10-55-12, this share amount is being retroactively utilized for the calculation of basic and diluted earnings (loss) per share (“EPS”) for periods prior to the Mobileye IPO.

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

On June 12, 2023, we completed the Secondary Offering, pursuant to which 38,500,000 shares of Class B common stock held by Intel were converted into an equal number of shares of Class A common stock. Accordingly, as of December 30, 2023, we have 711,500,000 Class B shares, all held by Intel, and 94,652,348 Class A shares, both of which are utilized for the calculation of basic and diluted EPS. The outstanding Class A shares also include shares issued upon vesting of outstanding RSUs, see note 6.

For the years ended December 30, 2023 and December 31, 2022, the computation of diluted earnings (loss) per share attributable to common stockholders does not include 5.9 million and 0.8 million potential common shares, respectively, related to restricted stock units granted under the 2022 Plan to the Company’s employees, as the effect of their inclusion would have been anti-dilutive.

The following table summarizes the calculation of basic and diluted earnings (loss) per share for the periods presented:

	Year ended
	December 30,	December 31,	December 25,
In millions, except per share amounts	2023	2022	2021

Numerator:
Net income (loss)	$(27)	$(82)	$(75)
Denominator:
Weighted average common shares - basic and diluted	805	759	750
Earnings (loss) per share:
Basic and diluted	$(0.03)	$(0.11)	$(0.10)

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8  INCOME TAXES

Loss before income taxes included in the consolidated statements of operations and comprehensive income (loss)

	Year ended
	December 30,	December 31,	December 25,
U.S. dollars in millions	2023	2022	2021
Income (loss) before taxes:
U.S	$(13)	$(49)	$(96)
Non-U.S	29	17	39
Total income (loss) before income taxes	$16	$(32)	$(57)

Benefit (provision) for income taxes included in the consolidated statements of operations and comprehensive income (loss)

Benefit (provision) for income taxes for the years ended December 30, 2023, December 31, 2022, and December 25, 2021 was comprised of the following:

	Year ended
	December 30,	December 31,	December 25,
U.S. dollars in millions	2023	2022	2021
Current income taxes:
U.S	$—	$—	$—
Non-U.S	(58)	(67)	(47)
Total current provision for income taxes	(58)	(67)	(47)

Deferred income taxes:
U.S.	(28)	(28)	(30)
Non-U.S.	43	45	59
Total deferred benefit (provision) for income taxes	15	17	29
Total benefit (provision) for income taxes	$(43)	$(50)	$(18)

Effective income tax rate reconciliation

The difference between the tax provision at the statutory federal income tax rate and the benefit (provision) for income taxes as a percentage of loss before income taxes (effective tax rate) for each year was as follows:

	Year ended
	December 30,	December 31,	December 25,
	2023	2022	2021

	%
Statutory federal income tax rate	21.0	21.0	21.0
Increase (reduction) in rate resulting from:
Foreign rate differential	2.7	(1.2)	(1.9)
Technology incentives – current	(568.7)	312.7	183.1
Technology incentives – deferred	461.5	(230.6)	(116.4)
U.S. branch taxation of foreign operations	243.9	(127.3)	(54.4)
Changes in uncertain tax position, net	42.1	16.1	(0.3)
Share-based compensation related adjustments	(2.4)	(0.5)	(13.7)
Changes in valuation allowance	43.1	(151.9)	(50.0)
Non-deductible expenses and other	25.4	(6.5)	1.0
Withholding taxes, net of credit	—	12.1	—
Effective tax rate	268.6	(156.1)	(31.6)

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In fiscal years ended 2023 and 2022, certain Israeli operations are taxable in the U.S. as branch activities due to restructuring activities prior to Mobileye IPO. As a result, these operations are taxed both in the U.S. and locally in Israel. For U.S. tax purposes, due to cumulative losses, deferred tax assets have not been benefited which results in a residual tax expense associated with a deferred tax liability recorded for goodwill.

The increase in the effective tax rate for the year ended December 30, 2023, as compared to the year ended December 31, 2022, is primarily driven by the jurisdictional composition of our taxable earnings based on operational results and an increase in unbenefited U.S. deferred tax assets subject to a valuation allowance.

In Israel, the Company benefits from a reduced tax rate under the Special Preferred Technological Enterprise status under the Law for the Encouragement of Capital Investments, 1959, or the Investment Law.

Under the Investment Law, income derived by Preferred Companies from ‘Special Preferred Technological Enterprises’ (as defined in the 2017 Amendment), would be subject to 6% tax rate on income deriving from intellectual property, subject to a number of conditions being fulfilled, including a minimal amount or ratio of annual research and development expenditures and research and development employees, as well as having at least 25% of annual income derived from exports. Special Preferred Technological Enterprise is defined as an enterprise which meets the aforementioned conditions and for which total consolidated revenue of its parent company and all subsidiaries are more than ILS 10 billion.

Deferred income taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and increase in unbenefited U.S. deferred tax assets subject to a valuation allowance.

Due to the fact that certain Israeli operations were taxable in the U.S. as branch activities, the Company recognized in the years ended December 30, 2023 and December 31, 2022 the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for U.S. income tax purposes which resulted in a net deferred tax liability after evaluation of deferred tax assets for realizability.

Significant components of the Company’s deferred tax assets and deferred tax liabilities were as follows:

	December 30,	December 31,
U.S. dollars in millions	2023	2022
Deferred tax assets:
Share-based compensation	$105	$89
Provisions for employee benefits	8	7
Net operating losses carryforward	103	142
Research and development expenses	455	283
Operating lease liabilities	12	13
Foreign tax credit and deferrals	13	33
Intangible assets	179	147
Other	15	3
Gross deferred tax assets	890	717
Valuation allowance	(579)	(533)
Total deferred tax assets	311	184
Deferred tax liabilities:
Intangible assets	(126)	(161)
Goodwill	(322)	(172)
Right of use assets	(11)	(13)
Total deferred tax liabilities	(459)	(346)
Net deferred tax liabilities	$(148)	$(162)

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in valuation allowance for deferred tax assets were as follows:

	Year ended
	December 30,	December 31,	December 25,
U.S. dollars in millions	2023	2022	2021
Valuation allowance at beginning of year	$533	$229	$—
Additions	—	—	185
Change in valuation allowance	46	304	44
Valuation allowance at end of year	$579	$533	$229

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

For purposes of these financial statements, the income tax expense and deferred tax balances have been prepared as if the Company filed income tax returns on the separate return method. As of December 30, 2023, the Company has U.S. net operating loss carryforwards of $144 million, subject to separate return limitation year rules, which were generated before the Company joined its Parent’s consolidated income tax return on July 17, 2021. The Company also has $139 million of separate return method net operating loss carryforwards that were generated after joining its Parent’s consolidated income tax filing group which have been utilized by its Parent. These net operating losses generated by the Company that have been utilized as part of the Parent consolidated income tax return filings but have not been utilized by the Company under the separate return method approach, have been reflected in these consolidated financial statements because the Company will recognize a benefit for the separate return method net operating losses when determined to be realizable.

The Company has a non-U.S. net operating loss carryforward of $183 million as of December 30, 2023. This net operating loss carryforward amount relates primarily to operations in Israel and has an indefinite carry-forward period.

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

Uncertain tax positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits related to uncertain tax positions was as follows:

	Year ended
	December 30,	December 31,	December 25,
U.S. dollars in millions	2023	2022	2021
Balance at the beginning of the year	$—	$4	$4
Changes in balances related to tax positions taken during current period	7	—	—
Settlements with taxing authorities	—	—	—
Lapse of statute of limitations	—	(4)	—
Balance at the end of the year	$7	$—	$4

If the remaining balance of unrecognized tax benefits were recognized in a future period, it would result in a tax benefit of $7 million as of December 30, 2023. The balance of uncertain tax positions, which also includes accrued penalties and interest, is included in other long-term liabilities on the consolidated balance sheets. There are no material changes anticipated in the uncertain tax positions in the next twelve months.

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company files income tax returns in the U.S., Israel, and in other certain foreign jurisdictions. The Company is no longer subject to U.S. and Israeli tax examinations for years prior to 2020 and 2018, respectively.

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

The total outstanding balance under the Bilateral Loan Arrangements was zero for both December 30, 2023 and December 31, 2022. Interest income recognized by the Company totaled $0 million, $18 million and $3 million for the years ended December 30, 2023, December 31, 2022 and December 25, 2021, respectively.

2.Stock Compensation Recharge Agreement

The Company entered into a stock compensation recharge agreement with Intel, which requires the Company to reimburse Intel for certain amounts relating to the value of share-based compensation provided to the Company’s employees for RSUs or stock options exercisable in Intel stock. The reimbursement amounts recorded as an adjustment to additional paid-in capital (and to parent net investment prior to the Mobileye IPO) in the consolidated statement of changes in equity were $100 million, $118 million and $162 million for the year ended December 30, 2023, December 31, 2022 and December 25, 2021, respectively. As for the inclusion of the Company’s employees in Intel’s equity incentive plan, see Note 6.

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

5.Lease agreements

Under lease agreements with Intel, the Company leases office space in Intel’s buildings. The costs are included in the consolidated statements of operations and comprehensive income (loss) primarily on a specific and direct attribution basis, as described in Note 2. The leasing costs for the years ended December 30, 2023, December 31, 2022 and December 25, 2021 were $4 million, $3 million and $1.5 million, respectively.

6.Other services to a related party

The Company reimbursed its Chief Executive Officer for reasonable travel related expenses incurred while conducting business on behalf of the Company. For the years ended December 30, 2023, December 31, 2022, and December 25, 2021, travel related reimbursements were $1.7 million, $1.0 million and $1.1 million, respectively.

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

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Administrative Services Agreement

Under the Administrative Services Agreement, Intel provides the Company with administrative and other services. The Company pays fees to Intel for the services rendered based on pricing per service agreed between the Company and Intel.

The initial term of the Administrative Services Agreement will expire two years from the completion of the Mobileye IPO and will be extended automatically for successive three-month terms unless one of the parties elects not to renew. We have the right to terminate any of the services provided by Intel under the Administrative Services Agreement at any time upon thirty days prior written notice of termination to Intel, or if Intel fails to perform any of its material obligations under the Administrative Services Agreement and such failure continues for at least thirty days after receipt by Intel of written notice of such failure from Mobileye.

The costs incurred under this agreement for the years ended December 30, 2023 and December 31, 2022 were $4 million and $3 million, respectively.

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Technology and Services Agreement has a term of two years, and will automatically renew for one-year renewal periods, unless the agreement is terminated for a party’s material breach, a party’s bankruptcy or insolvency, or advance notice of non-renewal is given. The amount incurred under this agreement for the years ended December 30, 2023 and December 31, 2022 were $5 million and $0.4 million, respectively.

LiDAR Product Collaboration Agreement

The LiDAR Product Collaboration Agreement provides the terms that will apply to the Company’s collaboration with Intel for the development and manufacture of a lidar sensor system for ADAS and AV in automobiles (“LiDAR Project”). On some of the LiDAR programs joint funding will apply between Intel and Mobileye until the end of 2027 whereby Mobileye will bear its own lidar sensor system development costs up to the first $40 million per year and Intel will bear up to $20 million per year of Mobileye’s lidar sensor system development costs that are greater than $40 million per year.

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

In 2023, Mobileye opted to pursue a different lidar technology, and as a result, Mobileye and Intel are no longer actively working on developing the LiDAR Project under the LiDAR Product Collaboration Agreement. Mobileye and Intel have begun negotiation of an amendment to the LiDAR Product Collaboration Agreement which contemplates the parties’ cessation of lidar development work and Mobileye’s potential, continued use of certain licenses granted by Intel under the LiDAR Product Collaboration Agreement. In connection with the foregoing, Mobileye would no longer be obligated to share its profits associated with the LiDAR Project with Intel, and Intel would no longer be obligated to provide development services for the LiDAR Project and fund Mobileye’s lidar investments beyond the $40 million per year threshold set forth in the LiDAR Product Collaboration Agreement. Final commercial terms for this amendment remain subject to further negotiation by Mobileye and Intel.

There were no amounts received or receivable from Intel under this agreement for the years ended December 30, 2023 and December 31, 2022.

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tax Sharing Agreement

The Tax Sharing Agreement establishes the respective rights, responsibilities and obligations of the Company and Intel after the completion of the Mobileye IPO with respect to tax matters, including the amount of cash the Company will pay to Intel for its share of the tax liability owed on the consolidated filings in which the Company or any of the Company’s subsidiaries are included, including audit or other tax proceedings. According to the terms of the Tax Sharing Agreement, the Company and Intel will calculate and agree to estimated amounts owed quarterly but final amounts will also be calculated and paid upon consolidated tax return filings. Amounts payable under the Tax Sharing Agreement will be recorded in the same manner as other contractual obligations entered into by the Company. As of December 30, 2023 and December 31, 2022, the related party payable to Intel, pursuant to the Tax Sharing Agreement, was $37 million and $34 million, respectively. The increase in the balance represents the net activity of estimating fiscal year 2023 amounts payable and finalizing 2022 amounts due upon filing of the US consolidated tax return with Intel.

NOTE 10  GOODWILL

The following table presents the carrying amount of goodwill by segment as of December 30, 2023 and December 31, 2022.

	As of
	December 30,	December 31,
U.S. dollars in millions	2023	2022
Mobileye	$10,784	$10,784
Other	111	111
Total	$10,895	$10,895

During the fourth quarters of 2023 and 2022, we completed our annual impairment assessments. In 2023, we performed a detailed quantitative analysis for the “Other” reporting unit. The quantitative assessment was performed by measuring the reporting unit’s fair value, and showed that no impairment was required.

The fair value was estimated using the expected present value of future cash flows and is categorized as Level 3 within the fair value hierarchy due to the use of unobservable inputs. The Company did not record any impairment of goodwill for any of the periods presented.

NOTE 11  IDENTIFIED INTANGIBLE ASSETS

	As of
	December 30, 2023			December 31, 2022
	Gross	Accumulated		Gross	Accumulated
U.S. dollars in millions	Assets	Amortization	Net	Assets	Amortization	Net
Developed technology	$3,705	$2,008	$1,697	$3,973	$1,870	$2,103
Customer relationships & brands	786	430	356	786	362	424
Total	$4,491	$2,438	$2,053	$4,759	$2,232	$2,527

Amortization expenses recorded for developed technology and customer relationships and brands were recorded in cost of revenue and sales and marketing, respectively, in the consolidated statements of operations and comprehensive income (loss) for each year presented. The Company did not record any impairment of intangible assets for any of the periods presented.

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amortization expenses recorded for these identified intangible assets and their weighted average useful lives:

	Year ended
				Weighted Average
U.S. dollars in millions	December 30, 2023	December 31, 2022	December 25, 2021	Useful Life
Developed technology	$406	$469	$419	10
Customer relationships & brands	68	75	90	12
Total amortization expenses	$474	$544	$509

The Company expects future amortization expenses for the next five years and thereafter to be as follows:

U.S. dollars in millions	2024	2025	2026	2027	2028	Thereafter	Total
Future Amortization Expenses	$444	$443	$332	$179	$176	$479	$2,053

NOTE 12  SEGMENT INFORMATION

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

Segment performance is the operating income reported excluding the amortization of acquisition-related intangible assets. The CODM uses segment performance to allocate resources (including employees and financial resources) to segments in the annual budget and forecasting process and also uses that measure to assess the segment performance. The measure of assets has not been disclosed for each segment as it is not regularly reviewed by the CODM.

The accounting policies of the individual segments are the same as those described in the Significant Accounting Policies in Note 2.

The following is segment results for each year:

	Year ended December 30, 2023
			Amounts not
			allocated to
U.S. dollars in millions	Mobileye	Other	segments	Consolidated
Revenues	$2,045	$34	$—	$2,079
Cost of revenues	620	6	406	1,032
Research and development, net	848	41	—	889
Sales and marketing	38	12	68	118
General and administrative	62	11	—	73
Segment performance	$477	$(36)	$(474)	$(33)
Interest income (expense) with related party, net				—
Other financial income (expense), net				49
Income (loss) before taxes on income				16
Share-based compensation	233	19	—	252
Depreciation of property and equipment	39	—	—	39

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31, 2022
			Amounts not
			allocated to
U.S. dollars in millions	Mobileye	Other	segments	Consolidated
Revenues	$1,843	$26	$—	$1,869
Cost of revenues	473	5	469	947
Research and development, net	747	42	—	789
Sales and marketing	34	11	75	120
General and administrative	34	12	4	50
Segment performance	$555	$(44)	$(548)	$(37)
Interest income (expense) with related party, net				(6)
Other financial income (expense), net				11
Income (loss) before taxes on income				(32)
Share-based compensation	158	16	—	174
Depreciation of property and equipment	23	—	—	23

	Year ended December 25, 2021
			Amounts not
			allocated to
U.S. dollars in millions	Mobileye	Other	segments	Consolidated
Revenues	$1,363	$23	$—	$1,386
Cost of revenues	308	4	419	731
Research and development, net	505	39	—	544
Sales and marketing	30	14	90	134
General and administrative	21	13	—	34
Segment performance	$499	$(47)	$(509)	$(57)
Interest income (expense) with related party, net				3
Other financial income (expense), net				(3)
Income (loss) before taxes on income				(57)
Share-based compensation	85	12	—	97
Depreciation of property and equipment	17	—	—	17

Total revenues based on the country that the product was shipped to were as follows:

	Year ended
	December 30,	December 31,	December 25,
U.S. dollars in millions	2023	2022	2021
China	640	551	270
USA	437	472	363
Germany	353	268	263
South Korea	164	115	107
United Kingdom	150	221	198
Poland	97	69	24
Hungary	94	87	66
Czech Republic	50	8	—
Singapore	21	25	42
Rest of World	73	53	53
Total	$2,079	$1,869	$1,386

We generate the majority of our revenue from the sale of our EyeQTM SoCs to OEMs through sales to Tier 1 automotive suppliers. EyeQTM SoC sales represented approximately 89%, 89%, and 94% of our revenue for each of the years ended December 30, 2023, December 31, 2022 and December 25, 2021, respectively.

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Major Customers

Revenue from major customers that amount to 10% or more of total revenue:

	Year ended
	December 30,	December 31,	December 25,
	2023	2022	2021
Percent of total revenues
Customer A	30%	38%	35%
Customer B	24%	18%	19%
Customer C	14%	15%	17%

Accounts receivable balances of major customers that amount to 10% or more of total accounts receivable balance:

	As of
	December 30,	December 31,
	2023	2022
Percent of total accounts receivables balance
Customer A	44%	32%
Customer B	10%	19%
Customer C	22%	25%

NOTE 13 SUBSEQUENT EVENTS

Share-based compensation

In January 2024, the Company’s compensation committee approved the issuance of restricted stock units to be issued under our 2022 Equity Incentive Plan. The total aggregate fair value of RSUs granted was $15.4 million, which constituted 596 thousand RSUs, which will vest over a service period of three years.

U.S. Class Action

Securities Litigation. On January 16, 2024, a putative class action captioned McAuliffe v. Mobileye Global Inc., et al., 1:24-CV-00310 (S.D.N.Y.), was filed in the United States District Court for the Southern District of New York against Mobileye and certain of its current and former officers, asserting violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with defendants’ alleged misstatements and omissions concerning the build-up of excess inventory by certain Tier 1 Mobileye customers. The complaint seeks unspecified damages and other relief on behalf of all persons and entities who purchased or otherwise acquired Mobileye securities between January 26, 2023 and January 3, 2024. We intend to defend the matter vigorously. No provision was recorded in the financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Because of its inherent limitations, disclosure controls and procedures and internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with US GAAP.

Management assessed our internal control over financial reporting as of December 30, 2023. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 30, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with US GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

The effectiveness of the Company’s internal control over financial reporting as of December 30, 2023 has been audited by Kesselman & Kesselman, Certified Public Accountants (Isr.), a member firm of PricewaterhouseCoopers International Limited, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information

During the three months ended December 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Mobileye securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1” trading arrangement. Further, during the three months ended December 30, 2023, the Company did not adopt or terminate any contract, instruction or written plan for the purchase or sale of Mobileye securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1” trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required to be disclosed by this item is incorporated herein by reference to the 2024 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 30, 2023.

Item 11. Executive Compensation.

The information required to be disclosed by this item is incorporated herein by reference to the 2024 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 30, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required to be disclosed by this item is incorporated herein by reference to the 2024 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 30, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required to be disclosed by this item is incorporated herein by reference to the 2024 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 30, 2023.

Item 14. Principal Accounting Fees and Services.

The information required to be disclosed by this item is incorporated herein by reference to the 2024 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 30, 2023.

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
4.1

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, As Amended (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K filed on March 9, 2023)

10.1	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s registration statement on Form S-1 filed on October 18, 2022)
10.2	Master Transaction Agreement between the Registrant and Intel Corporation, dated as of October 25, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K filed on March 9, 2023)
10.3

Administrative Services Agreement between the Registrant and Intel Corporation, dated as of October 25, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K filed on March 9, 2023)

10.4	Employee Matters Agreement between the Registrant and Intel Corporation, dated as of October 25, 2022 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K filed on March 9, 2023)
10.5

Technology and Services Agreement between the Registrant and Intel Corporation, dated as of October 25, 2022 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K filed on March 9, 2023)

10.6

LiDAR Product Collaboration Agreement between Mobileye Vision Technologies Ltd. and Intel Corporation, dated as of October 25, 2022 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K filed on March 9, 2023)

10.7	Tax Sharing Agreement between the Registrant and Intel Corporation, dated as of October 25, 2022 (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K filed on March 9, 2023)
10.8

Contribution and Subscription Agreement among the Registrant, Cyclops Holding Corporation and Intel Overseas Funding Corporation, dated as of October 25, 2022 (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K filed on March 9, 2023)

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

10.17†	Employment Agreement between the Registrant and Nimrod Nehushtan, dated May 2, 2017 (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K filed on March 9, 2023)
10.18

Stock Compensation Recharge Agreement, dated August 8, 2017, between Mobileye B.V. and its subsidiaries, on the one hand, and Intel, on the other hand (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company’s registration statement on Form S-1 filed on October 18, 2022)

10.19

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

21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of Kesselman & Kesselman, Certified Public Accountants (Isr.), a member firm of PricewaterhouseCoopers International Limited, an independent registered public accounting firm.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Policy Relating to Recovery of Erroneously Awarded Compensation
101*

The following financial statements from Mobileye Global Inc.’s Annual Report on Form 10-K for the year ended December 30, 2023, filed with the Securities and Exchange Commission on February 23, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

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

Mobileye Global Inc.

By:	/s/ Professor Amnon Shashua
	Name:	Professor Amnon Shashua
	Title:	Chief Executive Officer and President (As Principal Executive Officer)

By:	/s/ Moran Shemesh Rojansky
	Name:	Moran Shemesh Rojansky
	Title:	Chief Financial Officer (As Principal Financial and Accounting Officer)

Date: February 23, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Professor Amnon Shashua	Chief Executive Officer, President and Director (Principal Executive Officer)	February 23, 2024
Professor Amnon Shashua
/s/ Moran Shemesh Rojansky	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 23, 2024
Moran Shemesh Rojansky
/s/ Patrick P. Gelsinger	Chair of the Board of Directors	February 23, 2024
Patrick P. Gelsinger
/s/ Eyal Desheh	Director	February 23, 2024
Eyal Desheh
/s/ Jon M. Huntsman, Jr.	Director	February 23, 2024
Jon M. Huntsman, Jr.
/s/ Claire C. McCaskill	Director	February 23, 2024
Claire C. McCaskill
/s/ Christine Pambianchi	Director	February 23, 2024
Christine Pambianchi
/s/ Frank D. Yeary	Director	February 23, 2024
Frank D. Yeary
/s/ Saf Yeboah-Amankwah	Director	February 23, 2024
Saf Yeboah-Amankwah