Form 10-Q
period 2024-03-30
Mobileye Global Inc.
filed 2024-05-08
CIK 1910139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                 .

Commission file number 001-41541

Mobileye Global Inc.

(Exact name of registrant as specified in its charter)

Delaware	88-0666433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o Mobileye B.V. Har Hotzvim, 1 Shlomo Momo HaLevi Street Jerusalem 9777015, Israel	+972-2-541-7333
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Class A common stock, par value $0.01	MBLY	The Nasdaq Global Select Market

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

Yes ☐ No ☒

There were 94,901,460 shares of Class A common stock, $0.01 par value, outstanding at May 2, 2024.

MOBILEYE GLOBAL INC.

FORM 10-Q

For the quarterly period ended March 30, 2024

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

We have a 52- or 53-week fiscal year that ends on the last Saturday in December. Fiscal year 2023 was a 52-week fiscal year; fiscal year 2024 is also a 52-week fiscal year. Certain amounts, percentages, and other figures presented in this report have been subject to rounding adjustments. Accordingly, figures shown as totals, dollars, or percentage amounts of changes may not represent the arithmetic summation or calculation of the figures that precede them.

Part 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOBILEYE GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 30,	December 30,
U.S. dollars in millions	2024	2023
Assets
Current assets
Cash and cash equivalents	$1,223	$1,212
Trade accounts receivable, net	120	357
Inventories	456	391
Other current assets	132	106
Total current assets	1,931	2,066
Non-current assets
Property and equipment, net	454	447
Intangible assets, net	1,942	2,053
Goodwill	10,895	10,895
Other long-term assets	120	116
Total non-current assets	13,411	13,511
TOTAL ASSETS	$15,342	$15,577
Liabilities and Equity
Current liabilities
Accounts payable and accrued expenses	$166	$229
Employee related accrued expenses	91	87
Related party payable	39	39
Other current liabilities	33	48
Total current liabilities	329	403
Non-current liabilities
Long-term employee benefits	57	56
Deferred tax liabilities	142	148
Other long-term liabilities	51	46
Total non-current liabilities	250	250
TOTAL LIABILITIES	$579	$653
Equity
Class A common stock: $0.01 par value; 4,000,000,000 shares authorized; shares issued and outstanding: 94,731,407 as of March 30, 2024 and 94,652,348 as of December 30, 2023	1	1
Class B common stock: $0.01 par value; 1,500,000,000 shares authorized; shares issued and outstanding: 711,500,000 as of March 30, 2024 and December 30, 2023	7	7
Additional paid-in capital	14,943	14,886
Retained earnings (accumulated deficit)	(188)	30
TOTAL EQUITY	14,763	14,924
TOTAL LIABILITIES AND EQUITY	$15,342	$15,577

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MOBILEYE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three months ended
	March 30,	April 1,
U.S. dollars in millions, except per share amounts	2024	2023
Revenue	$239	$458
Cost of revenue	185	251
Gross profit	54	207
Research and development, net	243	235
Sales and marketing	34	33
General and administrative	15	20
Total operating expenses	292	288
Operating income (loss)	(238)	(81)
Other financial income (expense), net	17	8
Income (loss) before income taxes	(221)	(73)
Benefit (provision) for income taxes	3	(6)
Net income (loss)	$(218)	$(79)
Earnings (loss) per share attributed to Class A and Class B stockholders:
Basic and diluted	$(0.27)	$(0.10)
Weighted-average number of shares used in computation of earnings (loss) per share attributed to Class A and Class B stockholders (in millions):
Basic and diluted	806	802
Net income (loss)	(218)	(79)
Other comprehensive income (loss), net of tax	—	9
TOTAL COMPREHENSIVE INCOME (LOSS)	$(218)	$(70)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MOBILEYE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Common Stock
			Additional	Accumulated Other	Retained	Total
	Number of		paid-in	Comprehensive	Earnings	Shareholders’
U.S. dollars in millions, except per share amounts	shares	Amount	capital	Income (Loss)	(Accumulated Deficit)	Equity
Three Months Ended
Balance as of December 31, 2022	802	$9	$14,737	$(9)	$57	$14,794
Net income (loss)	—	—	—	—	(79)	(79)
Other comprehensive income (loss), net	—	—	—	9	—	9
Tax sharing agreement with Parent	—	—	(5)	—	—	(5)
Share-based compensation expense	—	—	72	—	—	72
Recharge to Parent for Share-based compensation	—	—	(4)	—	—	(4)
Balance as of April 1, 2023	802	$9	$14,800	$—	$(22)	$14,787

Balance as of December 30, 2023	806	8	14,886	—	30	14,924
Net income (loss)	—	—	—	—	(218)	(218)
Share-based compensation expense	—	—	62	—	—	62
Recharge to Parent for Share-based compensation	—	—	(5)	—	—	(5)
Balance as of March 30, 2024	806	$8	$14,943	$—	$(188)	$14,763

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MOBILEYE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended
	March 30,	April 1,
U.S. dollars in millions	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(218)	$(79)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	14	7
Share-based compensation	62	72
Amortization of intangible assets	111	133
Exchange rate differences on cash and cash equivalents	2	4
Deferred income taxes	(6)	(3)
Interest with related party, net	—	16
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts receivable	216	30
Decrease (increase) in other current assets	(25)	14
Decrease (increase) in inventories	(65)	(60)
Increase (decrease) in accounts payable, accrued expenses and related party payable	(62)	29
Increase (decrease) in employee-related accrued expenses and long term benefits	5	4
Increase (decrease) in other current liabilities	6	2
Decrease (increase) in other long term assets	(2)	2
Increase (decrease) in long-term liabilities	2	—
Net cash provided by operating activities	40	171
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(22)	(26)
Net cash used in investing activities	(22)	(26)
CASH FLOWS FROM FINANCING ACTIVITIES
Share-based compensation recharge	(4)	(3)
Net cash used in financing activities	(4)	(3)
Effect of foreign exchange rate changes on cash and cash equivalents	(2)	(4)
Increase in cash, cash equivalents and restricted cash	12	138
Balance of cash, cash equivalents and restricted cash, at beginning of year	1,226	1,035
Balance of cash, cash equivalents and restricted cash, at end of period	$1,238	$1,173
Supplementary non-cash investing and financing activities:
Non cash purchase of property and equipment	$12	$12
Non-cash share based compensation recharge	1	1
Tax sharing agreement with Parent	—	5
Supplemental cash flow information:
Cash received (paid) for income taxes, net of refunds	$(13)	$(15)

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

Intel Corporation (“Intel” or the “Parent”) directly or indirectly hold all of the Class B common stock of Mobileye, which as of March 30, 2024, represents approximately 88.3% of our outstanding common stock and 98.7% of the voting power of our common stock.

Operations in Israel

On October 7, 2023, Hamas launched a series of attacks on civilian and military targets in Southern and Central Israel, to which the Israel Defense Forces have responded. In addition, Hezbollah has attacked military and civilian targets in Northern Israel, to which Israel has responded. Further, on April 13, 2024, Iran launched a series of drone and missile strikes against Israel, to which Israel has responded. How long and how severe the current conflict in Gaza, Northern Israel or the broader region becomes is unknown at this time and any continued clash among Israel, Hamas, Hezbollah, Iran or other countries or militant groups in the region may escalate in the future into a greater regional conflict. To date our operations and financial results have not been materially affected, although as of May 1, 2024 approximately 4% of our employees have been called to reserve duty in the Israel Defense Forces. We expect that the current conflict in the Gaza Strip and the security escalation in Israel will not have a material impact on our business results in the short term. However, since this is an event beyond our control, its continuation or cessation may affect our expectations. We continue to monitor political and military developments closely and examine the consequences for our business, results of operations and financial condition.

Other events during the reporting period

On March 18, 2024, the Company announced the winding down of the Aftermarket Solutions Unit that provides retrofitted advanced driver assistance technology. This decision was made following a thorough review of this unit’s business prospects and investment needs showing that since automakers and other vehicle manufacturers have steadily increased the rate at which integrated ADAS solutions are installed on new vehicles, the demand and future addressable market for retrofitted ADAS solutions has declined. As a result, this division has seen its revenues decline meaningfully, and in recent years has not positively contributed to Mobileye’s profitability. The plan for winding down of the Aftermarket Solutions Unit includes a reduction in workforce of over 100 employees worldwide. The affected employees will be entitled to additional termination costs in the amount of approximately $4 million, which was recognized as an expense in the three months ended March 30, 2024.

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

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

We have a 52- or 53-week fiscal year that ends on the last Saturday in December. Fiscal year 2023 was a 52-week fiscal year; fiscal year 2024 is also a 52-week fiscal year.

The results of operations for the three months ended March 30, 2024 shown in this report are not necessarily indicative of the results to be expected for the full year ending 2024. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 30, 2023.

There have been no material changes in our significant accounting policies as described in our consolidated financial statements for the fiscal year ended December 30, 2023. For further detail, see Note 2 in the audited consolidated financial statements for the fiscal year ended December 30, 2023.

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

On an on-going basis, management evaluates its estimates, judgments, and assumptions. The most significant estimates and assumptions relate to useful lives of intangible assets, impairment assessment of intangible assets and goodwill and income taxes.

Cash, cash equivalents and restricted cash

The following is a reconciliation of the cash, cash equivalents and restricted cash as of each period end:

	As of
U.S. dollars in millions	March 30, 2024	December 30, 2023
Cash	$57	$58
Short term deposits	226	222
Money market funds	940	932
Restricted cash (within other current and other long-term assets)	15	14
Cash, cash equivalents and restricted cash	$1,238	$1,226

Fair value measurement

The carrying value of short term deposits classified as cash equivalents approximates their fair value due to the short maturity of these items.

The Company’s investment in money market funds is measured at fair value within Level 1 of the fair value hierarchy because they consist of financial assets for which quoted prices are available in an active market. Interest income related to money market funds for the three months ended March 30, 2024 and April 1, 2023, amounted to $12 million and $8 million respectively.

The carrying amounts of trade accounts receivable and accounts payable approximate fair value because of their generally short maturities.

Research and development, net

Research and development expenses are expensed as incurred, and consist primarily of personnel, facilities, equipment, and supplies for research and development activities.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Participation in expenses for research and development projects are recognized on the basis of the costs incurred and are netted against research and development expenses in the condensed consolidated statements of operations and comprehensive income (loss). Research and development reimbursements of $36 million and $17 million were offset against research and development costs in the three months ended March 30, 2024 and April 1, 2023, respectively.

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

During the fourth quarter of 2022, the Company de-designated its remaining cash flow hedges for forecasted operating expenses denominated in ILS and no longer participates in the hedging services agreement with Intel. As the hedged transactions and cash flows related to the outstanding instruments were expected to occur as originally forecasted, the associated gains and losses deferred in accumulated other comprehensive income (loss) on the Company’s consolidated balance sheet were reclassified into earnings in the same period or periods during which the originally hedged transactions affect earnings. Any subsequent changes in the fair value of the outstanding derivative instruments after the de-designation and termination of hedge accounting were immediately reflected in operating expenses.

The change in accumulated other comprehensive income (loss) relating to gains (losses) on derivatives used for hedging was as follows:

	Three Months Ended
U.S. dollars in millions	March 30, 2024	April 1, 2023
Amounts reclassified out of accumulated other comprehensive income (loss)	$—	$10
Tax effects	—	(1)
Other comprehensive income (loss), net	$—	$9

Income Tax

The provision for income tax consists of income taxes in the various jurisdictions where the Company is subject to taxation, primarily the United States and Israel. For interim periods, the Company recognizes an income tax benefit (provision) based on the estimated annual effective tax rate, calculated on a worldwide consolidated basis, expected for the entire year. The Company applies this rate to the year-to-date pre-tax income. The overall effective tax rate is influenced by valuation allowances on tax assets for which no benefit can be recognized due to the Company’s recent history of pretax losses sustained. Tax jurisdictions with forecasted pretax losses for the year for which no benefit can be recognized are excluded from the calculation of the worldwide estimated annual effective tax rate, and any associated tax provision or benefit for those jurisdictions is recorded separately.

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

The Company has entered into a Tax Sharing Agreement with its Parent that establishes the amount of cash payable for the Company’s share of the tax liability owed on consolidated tax return filings with its Parent. Any differences between taxes payable to the Company’s Parent under the Tax Sharing Agreement and the current tax provision computed on a separate return basis, is reflected as adjustments to additional paid-in capital in the condensed consolidated statement of changes in equity and financing activities within the condensed consolidated statement of cash flows (see also Note 7).

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

The Company performs ongoing credit evaluations of its customers and has not experienced any material losses in the periods presented. The Company recognizes an allowance for credit losses for any potential uncollectible amounts. The allowance is based on various factors, including historical experience, the age of the accounts receivable balances, credit quality of the customers, and other reasonable and supportable information. This allowance consists of an amount based on overall estimated exposure for the receivable portfolio and amounts identified for specific customers. Expected credit losses are recorded as general and administrative expenses in the Company’s condensed consolidated statement of operations and comprehensive income. As of March 30, 2024 and December 30, 2023, the credit loss allowance of trade accounts receivable was not material. For the three months ended March 30, 2024 and April 1, 2023 , the charge-offs and recoveries in relation to the credit losses were not material.

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

Dependence on a single supplier risk

The Company purchases all its System on Chip (“EyeQ™ SoC”) from a single supplier. Any issues that occur and persist in connection with the manufacture, delivery, quality, or cost of the assembly and testing of inventory could have a material adverse effect on the Company’s business, results of operations and financial condition. See below regarding a shortage in EyeQ™ SoC that the Company experienced during 2021 and 2022 and may experience in the future, including in ECUs for SuperVision™ and other components for our products.

Supply chain risk

During the fiscal years 2022 and 2021, due to global supply chain constraints and shortage of semiconductors, the Company’s sole supplier was not able to meet demand of the Company for EyeQ™ SoCs, causing a significant reduction in the Company’s inventory levels. Starting in late 2022 and early 2023, such supply chain constraints and shortage abated and during 2023, we successfully increased levels of EyeQ™ SoC inventory on hand, mitigating the potential for future supply constraints to cause a shortfall. However, in the event of a reoccurrence of supply chain constraints, and subject to the duration and severity thereof, we may be required to operate with minimal or no inventory of EyeQ™ SoCs or SuperVision™ ECUs on hand. The reoccurrence of shortages and supply chain constraints in EyeQ™ SoCs and ECUs for SuperVision™ and in components of our other products, may impair the Company’s ability to meet its customers’ requirements in a timely manner and may adversely affect the Company’s business, results of operations and financial condition. Moreover, to the extent that the global semiconductor shortage results in reduced production or production delays by automakers, those delays could result in reduced or delayed demand for the Company products. Sustaining the Company’s production trajectory require the readiness and solvency of its suppliers and vendors, a stable and motivated production workforce and ongoing government cooperation, including for travel and visa allowances, which governments may restrict. Although we cannot fully predict the length and the severity of the impact these pressures would have on a long-term basis, we do not anticipate that short-term supply chain constraints would materially adversely affect our results of operations, capital resources, sales, profits, and liquidity.

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

NOTE 3 - OTHER FINANCIAL STATEMENT DETAILS

1.	Inventories

	As of
U.S. dollars in millions	March 30, 2024	December 30, 2023
Raw materials	$44	$46
Work in process	1	1
Finished goods	411	344
Total inventories	$456	$391

Inventory write-downs and write-offs were not material for the periods presented in these condensed consolidated financial statements.

2.Property and equipment

	As of
U.S. dollars in millions	March 30, 2024	December 30, 2023
Computers, electronic equipment and software	$179	$167
Vehicles	15	14
Office furniture and equipment	11	11
Buildings	316	315
Leasehold improvements	38	37
Total property and equipment, gross	$559	$544
Less: accumulated depreciation	(105)	(97)
Total property and equipment, net	$454	$447

Depreciation expenses totaled $14 million and $7 million for the three months ended March 30, 2024 and April 1, 2023, respectively. During the three months ended March 30, 2024, the Company derecognized the cost and accumulated depreciation of fully depreciated assets in the amount of $6 million.

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

Restricted Stock Units

The RSUs activity for the three months ended March 30, 2024 for RSUs granted to Company’s employees under the 2022 Plan was as follows:

		Weighted average grant
	Number of RSUs	date fair value
	In thousands	U.S. dollars
Outstanding as of December 30, 2023	14,778	$29.5
Granted	596	25.9
Vested	(79)	38.6
Forfeited	(125)	31.2
Outstanding as of March 30, 2024	15,170	$29.3

As of March 30, 2024, the unrecognized compensation cost related to all unvested RSUs granted under the 2022 Plan, was $291 million, which is expected to be recognized as expense over a weighted-average period of 1.96 years.

Intel Plan

Prior to the Mobileye IPO, since 2017, employees of the Company had been incentivized and rewarded through the grant of Intel equity awards under Intel’s equity incentive plan which contains only a service condition. The equity awards granted generally vest over the course of three years from the grant date.

Options

Outstanding and exercisable options for Intel’s common stock under Intel’s plan as of March 30, 2024 were as follows:

	Outstanding			Exercisable
		Weighted average
	Number of	remaining	Weighted average	Number of	Weighted average
Exercise price	options	contractual life	exercise price	options	exercise price
U.S. dollars	In thousands	In years	U.S. dollars	In thousands	U.S. dollars
$ 4.0 - 21.6	59	1.8	$6.1	52	$4.0
Total	59	1.8	$6.1	52	$4.0

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The options activity for the three months ended March 30, 2024 for options granted to the Company’s employees for Intel’s common stock was as follows:

		Weighted average	Weighted	Aggregated
	Number of	remaining	average	intrinsic
	options	contractual Life	exercise price	value(1)
	In thousands	In years	U.S. dollars	U.S. dollars in millions
Options outstanding as of December 30, 2023	135	1.0	$31.7	$3
Exercised	(5)	—	24.3	—
Expired	(71)	—	53.6	—
Options outstanding as of March 30, 2024	59	1.8	$6.1	$2
Options exercisable as of March 30, 2024	52	1.8	$4.0	$2
(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of Intel’s ordinary shares. On March 30, 2024 and December 30, 2023, the share price was $44.17 and $50.25. This represents the potential pre-tax amount receivable by the option holders had all option holders exercised their options as of such date.
(2)	The remaining options expected to vest as of March 30, 2024 are 7 thousand options with an average weighted exercise price of $21.6.

RSUs

The RSUs activity for the three months ended March 30, 2024 for RSUs granted to the Company’s employees for Intel’s common stock was as follows:

		Weighted average
	Number of RSUs	grant date fair value
	In thousands	U.S. dollars
Outstanding as of December 30, 2023	2,711	$44.4
Vested	(101)	46.9
Forfeited	(35)	45.2
Outstanding as of March 30, 2024	2,575	$44.3

Unrecognized expenses

As of March 30, 2024, the unrecognized compensation cost related to stock options and RSUs granted under the Intel 2006 Plan was $59 million, which will be recognized over a weighted average period of 0.8 years.

Share-based compensation expense summary (for both Mobileye and Intel Plans)

Share-based compensation expenses included in the condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three months ended
U.S. dollars in millions	March 30, 2024	April 1, 2023
Cost of revenue	$—	$1
Research and development, net	53	60
Sales and marketing	2	2
General and administrative	7	9
Total share-based compensation	$62	$72

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 - EARNINGS (LOSS) PER SHARE

The following table summarizes the calculation of basic earnings (loss) per share for the periods presented:

	Three months ended
	March 30,	April 1,
In millions, except per share amounts	2024	2023
Numerator:
Net income (loss)	$(218)	$(79)
Denominator:
Weighted average common shares - basic and diluted	806	802
Earnings (loss) per share:
Basic and diluted	$(0.27)	$(0.10)

For the three months ended March 30, 2024 and April 1, 2023, the computation of diluted earnings (loss) per share attributable to common stockholders does not include potential common shares, related to restricted stock units granted under the 2022 plan to the Company’s employees, as the effect of their inclusion would have been anti-dilutive due to a net loss in the three months ended March 30, 2024 and April 1, 2023.

NOTE 6 - INCOME TAXES

The Company’s quarterly benefit (provision) for income taxes and the estimates of its annual effective tax rate, are subject to fluctuation due to several factors, principally including variability in overall pre-tax income and the mix of tax paying components to which such income relates.

The income tax benefit (provision) included in these condensed consolidated financial statements has been calculated using the separate return method, as if the Company had filed its own tax returns. Net operating losses generated by the Company that have been utilized as part of the Parent’s consolidated income tax return filings but have not been utilized by the Company under the separate return method approach, have been reflected in these condensed consolidated financial statements because the Company will recognize a benefit for the separate return method net operating losses when determined to be realizable, whether as a deduction against current taxable income in future periods or upon recognition of associated deferred tax assets based on valuation allowance assessments. As the Company has jurisdictions that have sustained recent losses based on the separate return method, a valuation allowance is required for deferred tax assets for which no benefit can be currently realized.

Benefit for income tax in the three months ended March 30, 2024, was $3 million compared to a provision for income tax of $(6) million in the three months ended April 1, 2023, mainly due to a higher loss before income taxes in the three months ended March 30, 2024 compared to prior year period.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 - RELATED PARTIES TRANSACTIONS

The Company has entered into a series of related party arrangements with Intel. For further description of the arrangements refer to Note 9 of the notes to the consolidated financial statements for the year ended December 30, 2023.

Stock Compensation Recharge Agreement

The Company entered into a stock compensation recharge agreement with Intel, which requires the Company to reimburse Intel for certain amounts, net of any related withholding tax, relating to the value of share-based compensation provided to the Company’s employees for RSUs or stock options exercisable in Intel stock. The reimbursement amounts recorded as an adjustment to additional paid-in capital in the condensed consolidated statement of changes in equity were $5 million and $4 million for the three months ended March 30, 2024 and April 1, 2023, respectively.

Lease agreements

Under lease agreements with Intel, the Company leases office space in Intel’s buildings. The costs are included in the condensed consolidated statements of operations and comprehensive income (loss) primarily on a specific and direct attribution basis. The leasing costs for the three months ended March 30, 2024 and April 1, 2023, were $0.6 million and $1.3 million, respectively.

Other services to a related party

The Company reimbursed its Chief Executive Officer for reasonable travel related expenses incurred while conducting business on behalf of the Company. Travel related reimbursements totaled $0.6 million and $0.7 million for three months ended March 30, 2024 and April 1, 2023, respectively.

Administrative Services Agreement

Under the Administrative Services Agreement, Intel provides the Company with administrative and other services. The Company pays fees to Intel for the services rendered based on pricing per service agreed between the Company and Intel.

The costs incurred under this agreement for the three months ended March 30, 2024 and April 1, 2023 were $1.5 million and $0.4 million, respectively.

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

The amount incurred under this agreement for the three months ended March 30, 2024 and April 1, 2023 was $1 million.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

There were no amounts received or receivable from Intel under this agreement for the three months ended March 30, 2024 and April 1, 2023.

Tax Sharing Agreement

The Tax Sharing Agreement establishes the respective rights, responsibilities and obligations of the Company and Intel after the completion of the Mobileye IPO with respect to tax matters, including the amount of cash the Company will pay to Intel for its share of the tax liability owed on the consolidated filings in which the Company or any of the Company’s subsidiaries are included, audit or other tax proceedings. As of March 30, 2024 and December 30, 2023, the related party payable to Intel, pursuant to the Tax Sharing Agreement, was $37 million.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 - IDENTIFIED INTANGIBLE ASSETS

	As of
U.S. dollars in millions	March 30, 2024			December 30, 2023
		Accumulated			Accumulated
	Gross Assets	Amortization	Net	Gross Assets	Amortization	Net
Developed technology	$3,705	$2,102	$1,603	$3,705	$2,008	$1,697
Customer relationships & brands	786	447	339	786	430	356
Total	$4,491	$2,549	$1,942	$4,491	$2,438	$2,053

The following table presents the amortization expenses recorded for these identified intangible assets and their weighted average useful lives:

	Three months ended
			Weighted
	March 30,	April 1,	Average
U.S. dollars in millions	2024	2023	Useful Life
Developed technology	$94	$116	10
Customer relationships & brands	17	17	12
Total amortization expenses	$111	$133

The Company expects future amortization expenses for the next five years and thereafter to be as follows:

	Remainder
U.S. dollars in millions	of 2024	2025	2026	2027	2028	Thereafter	Total
Future amortization expenses	$333	$443	$332	$179	$176	$479	$1,942

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

The accounting policies of the individual segments are the same as those described in the summary of significant accounting policies in Note 2 to the audited consolidated financial statements for the fiscal year ended December 30, 2023.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following are segment results for each period as follows:

	Three months ended March 30, 2024
			Amounts not
			allocated to
U.S. dollars in millions	Mobileye	Other	segments	Consolidated
Revenues	$231	$8	$—	$239
Cost of revenues	90	1	94	185
Research and development, net	234	9	—	243
Sales and marketing	15	2	17	34
General and administrative	12	3	—	15
Segment performance	$(120)	$(7)	$(111)	$(238)
Other financial income (expense), net				17
Income (loss) before taxes on income				(221)
Share-based compensation	58	4	—	62
Depreciation of property and equipment	14	—	—	14

	Three months ended April 1, 2023
			Amounts not
			allocated to
U.S. dollars in millions	Mobileye	Other	segments	Consolidated
Revenues	$450	$8	$—	$458
Cost of revenues	134	1	116	251
Research and development, net	224	11	—	235
Sales and marketing	13	3	17	33
General and administrative	17	3	—	20
Segment performance	$62	$(10)	$(133)	$(81)
Other financial income (expense), net				8
Income (loss) before taxes on income				(73)
Share-based compensation	66	6	—	72
Depreciation of property and equipment	7	—	—	7

Total revenues based on the country that the product was shipped to were as follows:

	Three months ended
	Mrach 30,	April 1,
U.S. dollars in millions	2024	2023
China	86	159
South Korea	47	40
Germany	39	83
USA	18	80
United Kingdom	13	31
Hungary	12	9
Czech Republic	5	16
Slovakia	5	—
Poland	4	22
Rest of World	10	18
Total	$239	$458

We generate the majority of our revenue from the sale of our EyeQTM SoCs to OEMs through sales to Tier 1 automotive suppliers. EyeQTM SoC sales represented approximately 72% and 88% of our revenue for each of the three months ended March 30, 2024 and April 1, 2023, respectively.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Major Customers

Revenue from major customers that amount to 10% or more of total revenue:

	Three months ended
	March 30,	April 1,
	2024	2023
Percent of total revenues:
Customer A	*	24%
Customer B	20%	30%
Customer C	*	12%
Customer D	14%	*
Customer E	19%	*
Customer F	19%	*
*Less than 10%

Accounts receivable balances of major customers that amount to 10% or more of total accounts receivable balance:

	As of
	March 30,	December 30,
	2024	2023
Percent of total accounts receivables balance:
Customer A	11%	44%
Customer B	13%	10%
Customer C	11%	22%
Customer D	13%	*
Customer F	25%	*
*Less than 10%

NOTE 10 - CONTINGENCIES

U.S. Class Action

On January 16, 2024, a putative class action captioned McAuliffe v. Mobileye Global Inc., et al., 1:24-CV-00310 (S.D.N.Y.), was filed in the United States District Court for the Southern District of New York against Mobileye and certain of its current and former officers, asserting violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with defendants’ alleged misstatements and omissions concerning the build-up of excess inventory by certain Tier 1 Mobileye customers. The complaint seeks unspecified damages and other relief on behalf of all persons and entities who purchased or otherwise acquired Mobileye securities between January 26, 2023 and January 3, 2024. We intend to defend the matter vigorously. No provision was recorded in the financial statements as of March 30, 2024.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

U.S. Derivative Action

On April 12, 2024, a derivative lawsuit was filed against the members of the Mobileye Board of Directors and Intel Corporation, in its capacity as Mobileye’s controlling shareholder.  Mobileye was also named as a nominal defendant.  The complaint principally asserts claims for breach of fiduciary duty and unjust enrichment based on alleged failures to take steps to prevent the Company from making allegedly false and misleading statements concerning the build-up of excess inventory by certain Tier 1 Mobileye customers.  The complaint also asserts a claim for violation of Section 14(a) of the Securities Exchange Act of 1934 based on alleged misstatements and omissions in Mobileye’s 2023 proxy statement.  The complaint seeks unspecified damages and other relief. We intend to defend the matter vigorously. No provision was recorded in the financial statements as of March 30, 2024.

NOTE 11 - SUBSEQUENT EVENTS

In April 2024, the Company’s compensation committee approved the issuance of restricted stock units to be issued under our 2022 Equity Incentive Plan. The total aggregate fair value of RSUs granted was $26.6 million, which consisted of 967 thousand RSUs, which will vest over a service period of three years.

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

As of March 30, 2024, our solutions had been installed in approximately 800 vehicle models (including local country, year, and other vehicle model variations), and our System-on-Chips (“SoCs”) had been deployed in approximately 170 million vehicles. We are actively working with more than 50 Original Equipment Manufacturers (“OEMs”) worldwide on the implementation of our ADAS solutions. In the three months ended March 30, 2024, we shipped approximately 3.6 million of our systems, the substantial majority of which were EyeQTM SoCs. This represents a decrease from the approximately 8.1 million of our systems that we shipped in the first three months of 2023, due to high excess inventory at our Tier 1 customers, as announced earlier this year.

We were founded in Israel in 1999. Our co-founder, Professor Amnon Shashua, is our President and Chief Executive Officer. In 2014, we completed an initial public offering as a foreign private issuer and traded under the symbol “MBLY” on the New York Stock Exchange.  Intel Corporation (“Intel”) acquired Mobileye for $15.3 billion in 2017, after which we became a wholly-owned subsidiary of Intel.  We completed the internal reorganization and design of our new public entity (the “Reorganization”) and our initial public offering (the “Mobileye IPO”) in October 2022.

Operations in Israel.

On October 7, 2023, Hamas launched a series of attacks on civilian and military targets in Southern Israel and Central Israel, to which the Israel Defense Forces have responded. In addition, Hezbollah has attacked military and civilian targets in Northern Israel, to which Israel has responded. Further, on April 13, 2024, Iran launched a series of drone and missile strikes against Israel, to which Israel has responded. How long and how severe the current conflict in Gaza, Northern Israel or the broader region becomes is unknown at this time and any continued clash among Israel, Hamas, Hezbollah, Iran or other countries or militant groups in the region may escalate in the future into a greater regional conflict.  To date, our operations have not been materially affected, although as of May 1, 2024 approximately 4.0% of our employees have been called to reserve duty in the Israel Defense Forces.  We expect that the current conflict in the Gaza Strip and the security escalation in Israel will not have a material impact on our business results in the short term. However, since this is an event beyond our control, its continuation or cessation may affect our expectations. We continue to monitor political and military developments closely and examine the consequences for our operations and assets.

Our Business Model

We currently derive substantially all of our revenue from our commercially deployed ADAS solutions, including our Premium ADAS solutions. In the future, propelled by our next generation of EyeQTM SoCs, our surround computer vision Mobileye SuperVision™ solution, productization of software-defined imaging radars and our True Redundancy™ architecture, we believe that we will be positioned to deliver an autonomous driving solution that can enable the mass adoption of AV.

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

We partner with STMicroelectronics, a leading supplier and innovator of semiconductor devices for automotive applications, in manufacturing, design, and research and development. We have co-developed six generations of our automotive grade SoC, EyeQTM, with STMicroelectronics, including EyeQTM5 and EyeQTM6. We have also established relationships with several suppliers, such as Quanta Computer, to develop and assemble our ECUs, including the design for our Mobileye SuperVision™, which includes our EyeQTM5 SoCs manufactured by STMicroelectronics.

Our close partnership with Intel exists on multiple fronts. As a result of our relationship with Intel, we have access to unique and differentiating technologies. For example, we may license certain technologies from Intel that support the development of our FMCW lidar, and the design and development of our software-defined radar, including Intel’s mmWave technologies. Additionally, we intend to explore a collaboration with Intel on a technology platform to integrate our EyeQTM SoC with Intel’s market leading central compute capability, with plans to utilize Intel Foundry Services’ advanced packaging capabilities. This potential platform is intended to enable functions essential to safety, entertainment, and cloud connectivity. Intel’s strength in government affairs and policy development around the world will continue to be of significant value to us as we collaborate with regulators who are preparing frameworks to enable commercial deployment of AVs.

Key Factors Affecting Our Performance

We believe there are several important factors that have affected and that we expect to continue to affect our results of operations:

Global demand for automotive vehicles. Our business performance is related to global automotive sales and automotive vehicle production by our OEM customers. Economic conditions in North America, Europe and Asia can have a large impact on the production volume of new vehicles, and, accordingly, have an impact on our revenue. Our OEM customers’ production can vary from period to period due to global demand, market conditions and competitive conditions, as well as other factors, including the long-term effects of the COVID-19 pandemic and the global semi-conductor shortage. While automotive production has now recovered to approximately 2019 levels, current uncertain economic conditions and inflation may contribute to a reduction in consumer demand. On the other hand, pent up demand from years of below peak production levels could lead to better than expected production. In addition to economic conditions, in prior periods, including during the supply chain crisis and semi-conductor shortage of 2021 and 2022, certain Tier 1 customers increased their orders for components and parts, including our solutions, to counteract the impact of supply chain shortages for auto parts. As a result, some demand for our solutions and the corresponding revenue from these customers were shifted to earlier time periods than otherwise would have occurred absent a general supply chain shortage and inflationary environment. As a result of our standard planning process for 2024, including discussions with our Tier 1 customers, we became aware in late 2023 of significant excess inventory at our customers. This as well as lower than expected production at certain OEMs during 2023 led to the decision by our Tier 1 customers to prioritize in the first quarter of 2024 the utilization of excess inventory on hand before using new shipments to meet the demand of OEMs. We estimate that our customers have used the vast majority of this excess customer inventory in the first quarter of 2024, in accordance with our expectations, and we expect that orders will normalize during the remainder of 2024, but there is no guarantee that they will do so. ADAS volumes have grown faster in recent years than the overall automotive market as ADAS penetration rates have increased, and we believe that we will continue to benefit from that trend. However, our revenue of $239 million in the three months ended March 30, 2024 was down 48% year-over-year, primarily due to the aforementioned utilization of excess inventory by our customers during the first quarter of 2024. Continued or future constraint on global automotive production resulting from supply chain shortages and the effects of economic uncertainty may be a limiting factor on our ability to increase revenue. We expect to continue to capitalize on our strong and collaborative relationships with OEMs and Tier 1s to expand our presence in key markets and capture the long-term growth opportunities in those markets.

Design wins with new and existing customers. Global OEMs are continuously looking for innovative ways to improve the customer appeal and safety of their vehicles. Additional program design wins for production programs are important to our future revenue growth.

However, the revenue generated by each design win and the time necessary to achieve a design win can vary significantly. To achieve program design wins, we must maintain our technological leadership and continue to deliver differentiated solutions versus our competition through investment in research and development. Together with Tier 1 automotive suppliers, we work closely with OEMs to understand their solution requirements and have built close long-term relationships with them extending across multiple generations of EyeQTM products, though there is no guarantee that our customers will purchase our solutions in any certain quantity or at any certain price even after we achieve design wins.

Investment in technology leadership and product development. We believe our ability to continue to develop and design highly advanced and cost-efficient ADAS and AV solutions will position us to extend our technology leadership and encourage greater adoption of our solutions by enabling greater levels of autonomy. We also believe that our roadmap for future generations of EyeQTM SoCs and advanced systems will ultimately power autonomous driving solutions. The EyeQTM family design further enables scalable ECU architectures, from supporting a variety of ADAS solution architectures to hosting the full workload of autonomous driving, while meeting stringent cost and power efficiency requirements. We expect that our development of software-defined imaging radar will provide a significant cost advantage by eliminating the need for multiple high-cost lidars around the vehicle and require only a single front-facing lidar, significantly lowering the overall cost of the required sensors compared to solutions that use lidar centric or lidar-only systems.

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

Solution mix, pricing, and product costs. Solution mix is among the most important factors affecting our revenue and gross margin, as our prices vary significantly across our solutions. The price of our solutions depends on the bundle of applications that are included in the specific product. Our solutions have different margin profiles. As we develop, bundle, and sell full systems that include third-party hardware beyond EyeQTM SoCs, we expect that our gross margin will decrease on a percentage basis because of the greater third-party hardware content. However, as a result of a higher expected selling price for such systems, we expect our gross profit per unit will increase on a dollar basis.

Average selling price (“ASP”) varies based on a solution’s applications and complexity. As a particular solution matures and unit volumes increase, we expect its ASP to decline. In addition, there are generally step-downs in pricing over periods of production as volumes ramp up. While individual solution ASPs may decline, we seek to continually offer new features and functionality and increase the value that our solutions offer to OEM customers as we target new design win opportunities manage the life cycles of existing solutions and create new ADAS categories with advanced features. We also are currently delivering full system solutions consisting of higher-function products such as SuperVisionTM which carry significantly higher prices as compared to our single EyeQTM SoC and cloud-enhanced ADAS products. We believe our differentiated and scalable solutions consistently enhanced by additional features can enable us to maintain or increase overall ASPs over time, as SuperVisionTM and other advanced solutions become a larger portion of our product mix.

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

Supply and manufacturing capacity. Our solutions are dependent on the global semiconductor supply chain. The continued and timely supply of input materials, the availability of manufacturing capacity, and packaging and testing services at reasonable prices impact our ability to meet customer demand. Supply chain disruptions, shortages of raw material, such as wafers and substrates, and manufacturing limitations could limit our ability to meet customer demand and result in delayed, reduced, or canceled orders. During 2021 and 2022, the semiconductor industry experienced widespread shortages of substrates and other components and available foundry manufacturing capacity. We entered 2022 with significantly lower inventories of our EyeQTM SoCs on our balance sheet as a result of the limited supply during 2021. Further, STMicroelectronics, our sole supplier of EyeQTM SoCs, was not able to meet our demand for EyeQTM SoCs during 2022, causing a further significant reduction in our company-owned inventory level.  Starting in late 2022 and early 2023, such supply chain disruptions, raw material shortages, and manufacturing limitations abated and during 2023, we successfully increased levels of EyeQTM SoC inventory on hand, mitigating the potential for future supply constraints to cause a shortfall of chips. However, in the event of a reoccurence of supply chain constraints, and subject to the duration and severity thereof, we may be required to operate with minimal or no inventory of EyeQTM SoCs or SuperVisionTM ECUs on hand. As a result, we are substantially reliant on timely shipments of EyeQTM SoCs from STMicroelectronics and ECUs from Quanta Computer (or other suppliers) to fulfill customer orders and if such a shortfall of chips of ECUs were to occur, we may be unable to offset future supply constraints through the use of inventory on hand. Our results of operations in the three months ended March 30, 2024 have not been impacted by any shortfall of chips. Our reliance on single or limited suppliers and vendors for certain components, equipment, and services and the aforementioned shortages of substrates and other components have led to increased supply chain risks and continue to stress our ability to meet the supply demands of our customers. To mitigate these supply chain constraints, management continues to monitor inventory levels on an ongoing basis. Although we cannot fully predict the length and the severity of the impact these pressures will have on a long-term basis, we do not anticipate that our current supply chain constraints would materially adversely affect our results of operations, capital resources, sales, profits, and liquidity on a long-term basis.

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

Components of Results of Operations

Revenue

We currently derive substantially all of our revenue from our commercially deployed ADAS solutions, including our Premium ADAS solutions. We generate the majority of our revenue from the sale of our EyeQTM SoCs to OEMs through sales to Tier 1 automotive suppliers that implement our product into vehicles, in which case our direct customer is the Tier 1 automotive supplier that is responsible for paying us for our products. Because of the complex nature of our products and the need to customize and validate a product and to integrate it into the OEM’s overall ADAS system, we also have strong direct relationships with the OEMs.

EyeQTM SoC sales represented approximately 72% and 88% of our revenue for the three months ended March 30, 2024 and April 1, 2023, respectively. Sales of our SuperVision™ product represented the majority of the remainder of our revenue for the three months ended  March 30, 2024 and April 1, 2023. Revenue from the sale of our EyeQTM products and SuperVision™ products is recognized at the time of product shipment from our facilities, as determined by the agreed-upon shipping terms. Our sales to any single Tier 1 automotive supplier typically cover more than one OEM and more than one production program from any OEM.

Cost of Revenue

Cost of revenue consists primarily of expenses associated with the manufacturing cost of our EyeQTM SoCs and our SuperVision™ product, and amortization of acquired intangible assets, identified as developed technology. Additional costs are royalty fees for the intellectual property that is included in the EyeQTM SoC, personnel-related expenses, logistics and insurance costs and allocated overhead costs. As we develop and sell full systems that include hardware beyond EyeQTM SoCs, we expect that our gross margin will decrease because of the greater hardware content included in our solutions. However, as a result of a higher expected selling price for such systems, we expect our gross profit per unit will increase on a dollar basis in future periods.

Research and Development Expenses, net

Research and development expenses primarily consist of expenses related to personnel-related expenses, including share-based compensation, facilities, equipment and supplies for research and development activities , material, parts and other prototype development, cloud computing services, consulting, and other professional services, including data labeling, quality assurance within the development programs, and allocated overhead costs.

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

We intend to continue our significant investment in research and development activities to attain our strategic objectives. Accordingly, we expect research and development expenses to increase in absolute dollars, but to gradually decrease as a percentage of total revenue, over time. In the near term, we expect that our research and development expenses will increase compared to 2023, also as a percentage of total revenue, mainly due to additional research and development headcount and higher direct expenses that we expect to incur in connection with the development of our new EyeQTM SoC generations, Premium Driver-Assist offerings and the productization of our AV solutions and active sensor suite.

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

General and Administrative Expenses

General and administrative expenses consist of personnel-related expenses, including share-based compensation of our executive, insurance costs, as well as legal and accounting fees, litigation expenses, and fees for professional and contract services.

We expect our general and administrative expenses to increase moderately in absolute dollars but to decrease as a percentage of total revenue as our business grows. The expected increase is mainly associated with  the costs related to being a public company, including the need to hire more personnel to support compliance with SEC rules and regulations, as well as increased premiums for directors’ and officers’ insurance and the increased use of share-based compensation for general and administrative personnel.

Other Financial Income (Expense), net

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

Results of Operations

The following table sets forth our results of operations in dollars and as a percentage of revenue for the periods indicated:

	Three months Ended
	March 30,		April 1,
	2024		2023
		% of		% of
U.S. dollars in millions	Amount	Revenue	Amount	Revenue
Revenue	$239	100%	$458	100%
Cost of revenue	185	77%	251	55%
Gross profit	54	23%	207	45%
Operating expenses:
Research and development, net	243	102%	235	51%
Sales and marketing	34	14%	33	7%
General and administrative	15	6%	20	4%
Total operating expenses	292	122%	288	63%
Operating income (loss)	$(238)	(100)%	$(81)	(18)%
Other financial income (expense), net	17	7%	8	2%
Income (loss) before income taxes	(221)	(92)%	(73)	(16)%
Benefit (provision) for income taxes	3	1%	(6)	(1)%
Net income (loss)	$(218)	(91)%	$(79)	(17)%

(1)	Includes amortization of acquired intangible assets, as follows:

	Three months Ended
	March 30,	April 1,
U.S. dollars in millions	2024	2023
Cost of revenue	$94	$116
Sales and marketing	17	17
Total amortization of acquired intangible assets	$111	$133

(2)	Includes share-based compensation expense, as follows:

	Three months Ended
	March 30,	April 1,
U.S. dollars in millions	2024	2023
Cost of revenue	$—	$1
Research and development, net	53	60
Sales and marketing	2	2
General and administrative	7	9
Total share-based compensation	$62	$72

Comparison of the Three Months ended March 30, 2024 and April 1, 2023

Revenue

In the three months ended March 30, 2024, revenue decreased by $219 million, or 48%, compared to the three months ended April 1, 2023, due to a decrease of $233 million, or 58%, in EyeQTM SoC revenue, primarily attributable to a 56% reduction in volume resulting from the usage of meaningful excess inventory at our previously accumulated Tier 1 customers to satisfy demand. This was partially offset by an increase of $14 million in SuperVisionTM related revenue. Average System Price, calculated as the sum of revenue related to EyeQTM and SuperVisionTM systems divided by the number of systems delivered, increased by approximately 13%, primarily due to the higher percentage of SuperVisionTM related revenue as compared to the first quarter of 2023.

Cost of Revenue

In the three months ended March 30, 2024, our cost of revenue decreased by $66 million, or 26%, compared to the three months ended April 1, 2023, primarily due to a decrease of $44 million in manufacturing costs, mainly resulting from the reduction in sales of EyeQTM systems, as well as a decrease of $22 million in amortization of intangible assets.

Gross Profit and margin

In the three months ended March 30, 2024, our gross profit decreased by $153 million, or 74%, compared to the three months ended April 1, 2023. This decrease was mainly driven by the decrease in sales of EyeQTM systems, attributable to the usage of meaningful inventory at our Tier 1 customers to satisfy demand.

Our gross margin decreased from 45% for the three months ended April 1, 2023, to 23% for the three months ended March 30, 2024. This decrease was primarily due to the increase in the percentage of revenue attributable to SuperVisionTM, as well as a higher impact of amortization of intangible assets as a percentage of revenue. In addition, there was an increase in the average cost of our EyeQTM SoC compared to the first quarter of 2023 since we entered 2023 with an opening balance of EyeQTM SoC inventory that we previously acquired at lower-than-current prices.

Research and Development Expenses, net

Research and development expenses, net, in the three months ended March 30, 2024, increased by $8 million, or 3%, compared to the three months ended April 1, 2023. This increase was primarily due to an increase in occupancy and related expenses associated with the occupancy of the new campus and additional sites. Average research and development headcount increased by 351 employees, however the related payroll expenses were mainly offset by ILS/USD foreign exchange rate impact and military duty reserve refunds from the state of Israel. In addition, an increase related to investments attributable to new product development and cloud computing services was offset by higher NRE reimbursements.

Sales and Marketing Expenses

Sales and marketing expenses in the three months ended March 30, 2024, increased by $1 million, or 3%, compared to the three months ended April 1, 2023.

General and Administrative Expenses

General and administrative expenses in the three months ended March 30, 2024, decreased by $5 million, or 25%, compared to the three months ended April 1, 2023. This decrease was primarily due to a decrease in share-based compensation expenses.

Other Financial Income (expense), net

Other financial income, net, in the three months ended March 30, 2024, was $17 million compared to $8 million in the three months ended April 1, 2023. This increase was mainly due to an increase of $6 million in interest earned on investment in money market funds and short term bank deposits, as well as an increase of $3 million derived from the impact of fluctuations in foreign exchange rates.

Benefit (Provision) for Income Tax

Benefit for income tax in the three months ended March 30, 2024, was $3 million compared to a provision for income tax of $(6) million in the three months ended April 1, 2023, mainly due to a higher loss before income taxes in the three months ended March 30, 2024 compared to prior year period.

Liquidity and Capital Resources

We believe we have sufficient sources of funding to meet our business requirements and plans for the next 12 months and in the longer term. Cash generated by operations is our primary source of liquidity for funding our strategic business requirements.

Our primary uses of funds have been for funding increases in headcount in our research and development departments, investments attributable to new product development, as well as for funding our capital expenditures. Our capital expenditures have related mainly to the construction of our new sites and campus, data storage and other computer related equipment and were $22 million and $26 million for the three months ended March 30, 2024 and April 1, 2023, respectively.

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

Cash Flows

The following table sets forth certain consolidated statements of cash flow data:

	Three months Ended
U.S. dollars in millions	March 30, 2024	April 1, 2023
Net cash provided by operating activities	$40	$171
Net cash used in investing activities	(22)	(26)
Net cash used in financing activities	(4)	(3)
Effect of foreign exchange rate changes on cash and cash equivalents	(2)	(4)
Increase in cash, cash equivalents and restricted cash	$12	$138

Operating activities

For the three months ended March 30, 2024 compared to the three months ended April 1, 2023, the $131 million decrease in cash provided by operating activities was mainly due to an increase of $139 million in net loss. The decrease in trade accounts receivable due to reduction in revenue, was largely offset by a decrease in accounts payable and an increase in other current assets.

Investing activities

Net cash used in investing activities in the three months ended March 30, 2024 and the three months ended April 1, 2023 was $22 million and $26 million, respectively, consisting of capital expenditures.

Financing activities

Net cash used in financing activities in the three months ended March 30, 2024 and the three months ended April 1, 2023 was $4 million and $3 million, respectively, consisting of share-based compensation recharge payments made to Intel.

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

Severance pay liability increased from $56 million as of December 30, 2023, to $57 million as of March 30, 2024.

Lease liabilities

We have lease agreements for vehicles and offices. We lease office space in various locations in Israel and around the world including USA, Germany and China. All leases are operating leases with fixed payment terms where some of the leases include annual increases to lease payments based on an index or a rate. Lease liabilities, representing the present value of future lease payments, have increased from $51 million as of December 30, 2023 to $55 million as of  March 30, 2024, reflecting mainly new lease contracts and amendments to existing agreements, partially offset by the progress in lease payments for existing arrangements.

Indebtedness

We have several bank guarantees aggregating approximately $12 million as of March 30, 2024 (denominated in New Israeli Shekels) mainly in connection with lease agreements and import of vehicles.

Non-GAAP Financial Measures

Our management uses Adjusted Gross Profit and Margin, Adjusted Operating Income and Margin and Adjusted Net Income, collectively, as key measures in operating our business. We use such non-GAAP financial measures to make strategic decisions, establish business plans and forecasts, identify trends affecting our business, and evaluate performance. For example, we use these non-GAAP financial measures to assess our pricing and sourcing strategy, in the preparation of our annual operating budget, and as a measure of our operating performance. We believe that these non-GAAP financial measures, when taken collectively, may be helpful to investors because they allow for greater transparency into what measures our management (and Intel’s management) uses in operating our business and measuring our performance, and enable comparison of financial trends and results between periods where items may vary independent of business performance. The non-GAAP financial measures are presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly titled non-GAAP measures used by other companies. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure presented in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, as well as our condensed consolidated financial statements and related notes included elsewhere in this report.

We believe excluding items that neither relate to the ordinary course of business nor reflect our underlying business performance, such as the amortization of intangible assets, enables management and our investors to compare our underlying business performance from period-to-period. Accordingly, we believe these adjustments facilitate a useful evaluation of our current operating performance and comparison to our past operating performance and provide investors with additional means to evaluate cost and expense trends. In addition, we also believe these adjustments enhance comparability of our financial performance against those of other technology companies.

Our non-GAAP financial measures reflect adjustments for amortization charges for our acquisition-related intangible assets, share-based compensation expense as well as the related income tax effects where applicable. We exclude amortization charges for our acquisition-related intangible assets for purposes of calculating certain non-GAAP measures, although revenue is generated, in part, by these intangible assets, to eliminate the impact of these non-cash charges that are inconsistent in size and are significantly impacted by the timing and valuation of our acquisitions. These amortization charges relate to intangible assets consisting of developed technology, customer relationships, and brands as a result of Intel’s acquisition of Mobileye in 2017 and the acquisition of Moovit in 2020. We believe that the exclusion of share-based compensation expense is appropriate because it eliminates the impact of non-cash expenses for equity-based compensation costs that are based upon valuation methodologies and assumptions that vary over time, and the amount of the expense can vary significantly between companies due to factors that are unrelated to their core operating performance and that can be outside of their control. Although we exclude share-based compensation expenses from our non-GAAP measures, equity compensation has been, and will continue to be, an important part of our future compensation strategy and a significant component of our future expenses, and may increase in future periods..

Adjusted Gross Profit and Margin

We define Adjusted Gross Profit as gross profit presented in accordance with GAAP, excluding amortization of acquisition related intangibles and share-based compensation expense. Adjusted Gross Margin is calculated as Adjusted Gross Profit divided by total revenue.

Set forth below is the reconciliation of gross profit to Adjusted Gross Profit and the calculations of gross margin and Adjusted Gross Margin:

	Three months Ended
	March 30, 2024		April 1, 2023
U.S. dollars in millions	Amount	% of Revenue	Amount	% of Revenue
Gross profit and margin	$54	23%	$207	45%
Add: Amortization of acquired intangible assets	94	39%	116	25%
Add: Share-based compensation expense	—	—%	1	—%
Adjusted gross profit and margin	$148	62%	$324	71%

Our Gross Margin (gross profit as a percentage of revenue) and Adjusted Gross Margin (adjusted gross profit as a percentage of revenue) reflect the high value-added nature of our solutions. As we develop and sell full systems that include hardware beyond EyeQTM SoCs, we expect that our Gross Margin and Adjusted Gross Margin will decrease because of the greater hardware content included in our solutions. However, as a result of a higher expected selling price for such systems, we expect our gross profit per unit will increase on a dollar basis.

Our Adjusted Gross Margin decreased from 71% for the three months ended April 1, 2023 to 62% for the three months ended March 30, 2024. The decrease was primarily due to the increase in the percentage of revenue attributable to SuperVisionTM. In addition there was an increase in the cost of our EyeQTM SoCs compared to the first quarter of 2023 since we entered 2023 with an opening balance of EyeQTM SoC inventory that we previously acquired at lower-than-current prices.

Adjusted Operating Income (Loss) and Margin

We define Adjusted Operating Income (loss) as operating income (loss) presented in accordance with GAAP, adjusted to exclude amortization of acquisition related intangibles and share-based compensation expense. Operating margin is calculated as operating income (loss) divided by total revenue, and Adjusted Operating Margin is calculated as Adjusted Operating Income (Loss) divided by total revenue.

Set forth below is the reconciliation of operating income (loss) to Adjusted Operating Income (Loss) and the calculations of Operating Margin and Adjusted Operating Margin:

	Three months Ended
	March 30, 2024		April 1, 2023
U.S. dollars in millions	Amount	% of Revenue	Amount	% of Revenue
Operating income (loss) and operating margin	$(238)	(100)%	$(81)	(18)%
Add: Amortization of acquired intangible assets	111	46%	133	29%
Add: Share-based compensation expense	62	26%	72	16%
Adjusted operating income (loss) and margin	$(65)	(27)%	$124	27%

Our Operating loss increased by $157 million in the three months ended March 30, 2024 compared to the three months ended April 1, 2023, mainly due to a decrease in revenue, partially offset by a decrease in share-based compensation and amortization expenses.

We had an Adjusted Operating Loss of $65 million in the three months ended March 30, 2024 compared to an Adjusted Operating Income of $124 million in the three months ended April 1, 2023, primarily due to the decrease in revenue.

Our Adjusted Operating Margin declined from a positive 27% for the three months ended April 1, 2023 to a negative (27)% for the three months ended March 30, 2024, primarily due to a lower Adjusted Gross Margin and operating expenses that were similar to the prior year, but significantly higher as a percentage of revenue, given the unusually low revenue base.

Adjusted Net Income (Loss)

We define Adjusted Net Income (Loss) as net income (loss) presented in accordance with GAAP, adjusted to exclude amortization of acquisition related intangibles and share-based compensation expense, as well as the related income tax effects. Income tax effects have been calculated using the applicable statutory tax rate for each adjustment taking into consideration the associated valuation allowance impacts. The adjustment for income tax effects consists primarily of the deferred tax impact of the amortization of acquired intangible assets.

Set forth below is the reconciliation of net income (loss) to Adjusted Net Income (Loss):

	Three months Ended
	March 30, 2024		April 1, 2023
U.S. dollars in millions	Amount	% of Revenue	Amount	% of Revenue
Net income (loss)	$(218)	(91)%	$(79)	(17)%
Add: Amortization of acquired intangible assets	111	46%	133	29%
Add: Share-based compensation expense	62	26%	72	16%
Less: Income tax effects	(10)	(4)%	(11)	(2)%
Adjusted net income (loss)	$(55)	(23)%	$115	25%

Our net loss increased by $139  million in the three months ended  March 30, 2024, compared the three months ended  April 1, 2023, primarily due to the decrease in revenue, partially offset by a decrease in both share-based compensation and amortization expenses of acquired intangible assets, as well as an increase in other financial income.

We had an Adjusted Net Loss of $55 in the three months ended  March 30, 2024 compared to an Adjusted Net Income of $115 in the three months ended  April 1, 2023, primarily due to the decrease in revenue.

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

Note 2, “Significant Accounting Policies” of the Notes to the condensed consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and in the Notes to the Consolidated Financial Statements in Part II, Item 8 of the 2023 Annual Report on Form 10-K, as filed with the SEC on February 23, 2024 (the “2023 Form 10-K”) describe the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. There have been no material changes to the Company’s critical accounting estimates since the 2023 Form 10-K.

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

●adverse conditions in Israel, including in connection with the Israeli military operations in response to the October 7, 2023 terrorist attacks, which may affect our operations and may limit our ability to produce and sell our solutions;
●any disruption in our operations by the obligations of our personnel to perform military service as a result of current or future military actions involving Israel; and
●other statements described in this report and under the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” in our 2023 Form 10-K.

The risk factors discussed under the section entitled “Risk Factors” included in our 2023 Form 10-K could cause our results to differ materially from those expressed in the forward-looking statements made in this Quarterly Report on Form 10-Q. There also may be other risks that are currently unknown to us or that we are unable to predict at this time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of foreign currency exchange rates and interest rates. There were no material changes to the information on market risk disclosure from our 2023 Form 10 - K.

Interest Rate Risk

Our investments in money market funds and short term deposits are subject to market risk due to changes in interest rates, which may affect our interest income and fair market value of our investments. To minimize this risk, we invest in institutional investors money market funds, which consist of high-grade securities, including U.S. treasury bonds. Our short term deposits are redeemable upon demand and held in banks domiciled in the U.S. and Europe, as well as in Israel. As of March 30, 2024 and December 30, 2023, our investment in money market funds was $940 million and $932 million, respectively and our short term deposits were $226 million and $222 million, respectively.

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

If the New Israeli Shekel had strengthened by 10% against the U.S. dollar, it would have decreased our cash flows by approximately $17 million in the three months ended March 30, 2024. The effect of a 10% change in the U.S. dollar / New Israeli Shekel exchange rate would not have had a material impact on our cash flows in the three months ended April 1, 2023 since in the first quarter of 2023 we were still affected by the hedging program with Intel.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of any system of controls and procedures is subject to certain limitations, and, as a result, there can be no assurance that our controls and procedures will detect all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of conducting our business, we have in the past and may in the future become involved in various legal actions and other claims. We may also become involved in other judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of our businesses. Some of these matters may involve claims of substantial amounts. In addition, from time to time, third parties may assert intellectual property infringement claims against us in the form of letters and other forms of communication. These legal proceedings may be subject to many uncertainties and there can be no assurance of the outcome of any individual proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on our business, financial condition and results of of operations, and could cause the market value of our common stock to decline.

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

U.S. Derivative Action

On April 12, 2024, a derivative lawsuit was filed against the members of the Mobileye Board of Directors and Intel Corporation, in its capacity as Mobileye’s controlling shareholder.  Mobileye was also named as a nominal defendant.  The complaint principally asserts claims for breach of fiduciary duty and unjust enrichment based on alleged failures to take steps to prevent the Company from making allegedly false and misleading statements concerning the build-up of excess inventory by certain Tier 1 Mobileye customers.  The complaint also asserts a claim for violation of Section 14(a) of the Securities Exchange Act of 1934 based on alleged misstatements and omissions in Mobileye’s 2023 proxy statement.  The complaint seeks unspecified damages and other relief. We intend to defend the matter vigorously. No provision was recorded in the financial statements.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors as disclosed in our 2023 Form 10-K. The risks described in the section entitled “Item 1A. Risk Factors” in our 2023 Form 10-K could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our Class A common stock could decline. These risk factors do not identify all risks that we face. Our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. Refer also to the other information set forth elsewhere herein, including the sections entitled “Forward-Looking Statements”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Condensed Financial Statements and related Notes thereto.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sale of Unregistered Securities

There were no sales of unregistered equity securities during the three months ended March 30, 2024.

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
101*

The following financial statements from Mobileye Global Inc.’s Quarterly Report on Form 10-Q for the three months ended March 30, 2024, filed with the Securities and Exchange Commission on May 8, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mobileye Global Inc.
Date: May 8, 2024
	By:	/s/ Professor Amnon Shashua
Professor Amnon Shashua
Chief Executive Officer, President and Director (Principal Executive Officer)

	By:	/s/ Moran Shemesh Rojansky
Moran Shemesh Rojansky
Chief Financial Officer (Principal Financial and Accounting Officer)