Form 10-Q
period 2024-06-29
Mobileye Global Inc.
filed 2024-08-07
CIK 1910139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2024

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

There were 99,548,127 shares of Class A common stock, $0.01 par value, outstanding at July 31, 2024.

MOBILEYE GLOBAL INC.

FORM 10-Q

For the quarterly period ended June 29, 2024

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

Part 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOBILEYE GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 29,	December 30,
U.S. dollars in millions	2024	2023
Assets
Current assets
Cash and cash equivalents	$1,203	$1,212
Trade accounts receivable, net	204	357
Inventories	485	391
Other current assets	115	106
Total current assets	2,007	2,066
Non-current assets
Property and equipment, net	456	447
Intangible assets, net	1,831	2,053
Goodwill	10,895	10,895
Other long-term assets	118	116
Total non-current assets	13,300	13,511
TOTAL ASSETS	$15,307	$15,577
Liabilities and Equity
Current liabilities
Accounts payable and accrued expenses	$171	$229
Employee related accrued expenses	91	87
Related party payable	53	39
Other current liabilities	31	48
Total current liabilities	346	403
Non-current liabilities
Long-term employee benefits	55	56
Deferred tax liabilities	137	148
Other long-term liabilities	50	46
Total non-current liabilities	242	250
Contingencies (see note 11)
TOTAL LIABILITIES	$588	$653
Equity
Class A common stock: $0.01 par value; 4,000,000,000 shares authorized; shares issued and outstanding: 97,736,898 as of June 29, 2024 and 94,652,348 as of December 30, 2023	1	1
Class B common stock: $0.01 par value; 1,500,000,000 shares authorized; shares issued and outstanding: 711,500,000 as of June 29, 2024 and December 30, 2023	7	7
Additional paid-in capital	14,985	14,886
Retained earnings (accumulated deficit)	(274)	30
TOTAL EQUITY	14,719	14,924
TOTAL LIABILITIES AND EQUITY	$15,307	$15,577

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MOBILEYE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three months ended		Six months ended
	June 29,	July 1,	June 29,	July 1,
U.S. dollars in millions, except per share amounts	2024	2023	2024	2023
Revenue	$439	$454	$678	$912
Cost of revenue	230	230	415	481
Gross profit	209	224	263	431
Research and development, net	256	211	499	446
Sales and marketing	28	29	62	62
General and administrative	19	17	34	37
Total operating expenses	303	257	595	545
Operating income (loss)	(94)	(33)	(332)	(114)
Other financial income (expense), net	13	15	30	23
Income (loss) before income taxes	(81)	(18)	(302)	(91)
Benefit (provision) for income taxes	(5)	(10)	(2)	(16)
Net income (loss)	$(86)	$(28)	$(304)	$(107)
Earnings (loss) per share attributed to Class A and Class B stockholders:
Basic and diluted	$(0.11)	$(0.04)	$(0.38)	$(0.13)
Weighted-average number of shares used in computation of earnings (loss) per share attributed to Class A and Class B stockholders (in millions):
Basic and diluted	806	805	806	803
Net income (loss)	(86)	(28)	(304)	(107)
Other comprehensive income (loss)	—	—	—	9
TOTAL COMPREHENSIVE INCOME (LOSS)	$(86)	$(28)	$(304)	$(98)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MOBILEYE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Common Stock			Accumulated	Retained
			Additional	Other	Earnings	Total
	Number of		paid-in	Comprehensive	(Accumulated	Shareholders’
U.S. dollars in millions, except per share amounts	shares	Amount	capital	Income (Loss)	deficit)	Equity
Three Months Ended
Balance as of March 30, 2024	806	$8	$14,943	$—	$(188)	$14,763
Net income (loss)	—	—	—	—	(86)	(86)
Share-based compensation expense	—	—	62	—	—	62
Recharge to Parent for Share-based compensation	—	—	(20)	—	—	(20)
Issuance of common stock under employee share-based compensation plans	3	—	—	—	—	—
Balance as of June 29, 2024	809	$8	$14,985	$—	$(274)	$14,719

Balance as of April 1, 2023	802	$9	$14,800	$—	$(22)	$14,787
Net income (loss)	—	—	—	—	(28)	(28)
Tax sharing agreement with Parent	—	—	5	—	—	5
Share-based compensation expense	—	—	55	—	—	55
Recharge to Parent for Share-based compensation	—	—	(18)	—	—	(18)
Issuance of common stock under employee share-based compensation plans	4	—	—	—	—	—
Secondary offering	—	*	—	—	—	*
Balance as of July 1, 2023	806	$8	$14,842	$—	$(50)	$14,800

Six Months Ended
Balance as of December 30, 2023	806	$8	$14,886	$—	$30	$14,924
Net income (loss)	—	—	—	—	(304)	(304)
Share-based compensation expense	—	—	124	—	—	124
Recharge to Parent for Share-based compensation	—	—	(25)	—	—	(25)
Issuance of common stock under employee share-based compensation plans	3	—	—	—	—	—
Balance as of June 29, 2024	809	$8	$14,985	$—	$(274)	$14,719

Balance as of December 31, 2022	802	$9	$14,737	$(9)	$57	$14,794
Net income (loss)	—	—	—	—	(107)	(107)
Other comprehensive income (loss), net	—	—	—	9	—	9
Share-based compensation expense	—	—	127	—	—	127
Recharge to Parent for Share-based compensation	—	—	(22)	—	—	(22)
Issuance of common stock under employee share-based compensation plans	4	—	—	—	—	—
Secondary offering	—	*	—	—	—	*
Balance as of July 1, 2023	806	$8	$14,842	$—	$(50)	$14,800

*Rounding of Class A and Class B share amounts due to Secondary offering.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MOBILEYE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended
	June 29,	July 1,
U.S. dollars in millions	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(304)	$(107)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	30	15
Share-based compensation	124	127
Amortization of intangible assets	222	251
Exchange rate differences on cash and cash equivalents	5	5
Deferred income taxes	(11)	(10)
Interest with related party, net	—	16
(Gains) losses on equity and debt investments, net	1	—
Other	(1)	—
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts receivable	133	29
Decrease (increase) in other current assets	8	21
Decrease (increase) in inventories	(94)	(150)
Increase (decrease) in accounts payable, accrued expenses and related party payable	(52)	3
Increase (decrease) in employee-related accrued expenses and long term benefits	3	(2)
Increase (decrease) in other current liabilities	5	(2)
Decrease (increase) in other long term assets	(2)	1
Increase (decrease) in other long term liabilities	3	—
Net cash provided by (used in) operating activities	70	197
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(46)	(58)
Purchases of debt and equity investments	(18)	—
Net cash provided by (used in) investing activities	(64)	(58)
CASH FLOWS FROM FINANCING ACTIVITIES
Share-based compensation recharge	(11)	(12)
Net cash provided by (used in) financing activities	(11)	(12)
Effect of foreign exchange rate changes on cash and cash equivalents	(5)	(5)
Increase (decrease) in cash, cash equivalents and restricted cash	(10)	122
Balance of cash, cash equivalents and restricted cash, at beginning of year	1,226	1,035
Balance of cash, cash equivalents and restricted cash, at end of period	$1,216	$1,157
Supplementary non-cash investing and financing activities:
Non-cash purchase of property and equipment	$10	$8
Non-cash share based compensation recharge	14	10
Supplemental cash flow information:
Cash received (paid) for income taxes, net of refunds	$(15)	$(29)
Interest received from related party	—	16

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

Intel Corporation (“Intel” or the “Parent”) directly or indirectly hold all of the Class B common stock of Mobileye, which as of June 29, 2024, represents approximately 87.9% of our outstanding common stock and 98.6% of the voting power of our common stock.

Operations in Israel

On October 7, 2023, Hamas launched a series of attacks on civilian and military targets in Southern and Central Israel, to which the Israel Defense Forces have responded. In addition, Hezbollah has attacked military and civilian targets in Northern Israel, to which Israel has responded. Further, on April 13, 2024, Iran launched a series of drone and missile strikes against Israel, to which Israel has responded. How long and how severe the current conflict in Gaza, Northern Israel or the broader region becomes is unknown at this time and any continued clash among Israel, Hamas, Hezbollah, Iran or other countries or militant groups in the region may escalate in the future into a greater regional conflict. To date our operations and financial results have not been materially affected, although as of July 31, 2024 approximately 3.6% of our employees have been called to reserve duty in the Israel Defense Forces. We expect that the current conflict in the Gaza Strip and the security escalation in Israel will not have a material impact on our business results in the short term. However, since this is an event beyond our control, its continuation or cessation may affect our expectations. We continue to monitor political and military developments closely and examine the consequences for our business, results of operations and financial condition.

Other events during the reporting period

On March 18, 2024, the Company announced the winding down of the Aftermarket Solutions Unit that provides retrofitted advanced driver assistance technology. This decision was made following a thorough review of this unit’s business prospects and investment needs showing that since automakers and other vehicle manufacturers have steadily increased the rate at which integrated ADAS solutions are installed on new vehicles, the demand and future addressable market for retrofitted ADAS solutions has declined. As a result, this division has seen its revenues decline meaningfully, and in recent years has not positively contributed to Mobileye’s profitability. The plan for winding down of the Aftermarket Solutions Unit includes a reduction in workforce of over 100 employees worldwide. The affected employees are entitled to additional termination costs in the amount of approximately $4 million, which was recognized as an expense in the six months ended June 29, 2024.

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

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

We have a 52- or 53-week fiscal year that ends on the last Saturday in December. Fiscal year 2023 was a 52 week fiscal year; fiscal year 2024 is also a 52 week fiscal year.

The results of operations for the three and six months ended June 29, 2024 shown in this report are not necessarily indicative of the results to be expected for the full year ending 2024. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 30, 2023.

There have been no material changes in our significant accounting policies as described in our consolidated financial statements for the fiscal year ended December 30, 2023, except as detailed below regarding accounting for investments. For further detail, see Note 2 in the audited consolidated financial statements for the fiscal year ended December 30, 2023.

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

Investments

Debt Investments

Marketable debt securities consist of highly liquid U.S. government bonds with maturities of up to six months when purchased. These debt investments are classified as Available For Sale investments and measured at fair value with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). We consider all highly liquid debt investments that are readily convertible into cash and have an original maturity of three months or less at the time of purchase to be cash equivalents. Debt investments with original maturities of greater than three months and less than one year, are classified within other current assets.

Available for sale debt investments are subject to a periodic impairment review. For investments in an unrealized loss position, we determine whether a credit loss exists. We recognize an allowance for credit losses, up to the amount of the unrealized loss when appropriate, and write down the amortized cost basis of the investment if it is more likely than not we will be required or we intend to sell the investment before recovery of its amortized cost basis.

Equity Investments

Equity investments consist of investments in marketable equity securities. Equity investments are measured and recorded at fair value with changes in fair value, whether realized or unrealized, recorded in the statement of operations. Equity investments are classified within other current assets.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Cash, cash equivalents and restricted cash

The following is a reconciliation of cash, cash equivalents and restricted cash as of each period end:

	As of
U.S. dollars in millions	June 29, 2024	December 30, 2023
Cash	$50	$58
Short term deposits	224	222
Money market funds	927	932
U.S. Government bonds	2	—
Restricted cash (within other current and other long-term assets)	13	14
Cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows	$1,216	$1,226

Fair value measurement

The carrying value of short term deposits classified as cash equivalents approximates their fair value due to the short maturity of these items.

The Company’s investment in money market funds is measured at fair value within Level 1 of the fair value hierarchy because they consist of financial assets for which quoted prices are available in an active market. Interest income related to money market funds for the three months ended June 29, 2024 and July 1, 2023 amounted to $12 million and $12 million, respectively; and $24 million and $20 million for the six months ended June 29, 2024 and July 1, 2023, respectively.

The Company’s investment in U.S. government bonds is measured at fair value within Level 1 of the fair value hierarchy because they consist of U.S. government bonds for which quoted prices are available in an active market.

The Company’s marketable equity investments are measured at fair value within Level 1 of the fair value hierarchy because they consist of investments in marketable equity securities for which quoted prices are available in an active market.

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

Participation in expenses for research and development projects are recognized on the basis of the costs incurred and are netted against research and development expenses in the condensed consolidated statements of operations and comprehensive income (loss). Research and development reimbursements of $12 million and $16 million were offset against research and development costs in the three months ended June 29, 2024 and July 1, 2023, respectively; and $48 million and $33 million were offset in the six months ended June 29, 2024 and July 1, 2023, respectively.

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

The change in accumulated other comprehensive income (loss) relating to gains (losses) on derivatives used for hedging was as follows:

	Three Months Ended		Six Months Ended
U.S. dollars in millions	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Amounts reclassified out of accumulated other comprehensive income (loss)	—	—	—	10
Tax effects	—	—	—	(1)
Other comprehensive income (loss), net	$—	$—	$—	$9

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

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, which include: short-term deposits, money market funds and U.S. government bonds; and also trade accounts receivable.

The majority of the Company’s cash and cash equivalents are invested in banks domiciled in the U.S. and Europe, as well as in Israel. Generally, these cash equivalents may be redeemed upon demand. Short term bank deposits are held in the aforementioned banks. The money market funds consist of institutional investor money market funds and are readily redeemable to cash, and the U.S. government bonds are also highly liquid. Accordingly, management believes that these bank deposits, money market funds and U.S. government bonds, have minimal credit risk.

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

The Company performs ongoing credit evaluations of its customers and has not experienced any material losses in the periods presented. The Company recognizes an allowance for credit losses for any potential uncollectible amounts. The allowance is based on various factors, including historical experience, the age of the accounts receivable balances, credit quality of the customers, and other reasonable and supportable information. This allowance consists of an amount based on overall estimated exposure for the receivable portfolio and amounts identified for specific customers. Expected credit losses are recorded as general and administrative expenses in the Company’s condensed consolidated statement of operations and comprehensive income. As of June 29, 2024 and December 30, 2023, the credit loss allowance of trade accounts receivable was not material. For the three and six months ended June 29, 2024 and July 1, 2023, the charge-offs and recoveries in relation to the credit losses were not material.

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

Dependence on a single supplier risk

The Company purchases all its System on Chip (“EyeQ™ SoC”) from a single supplier. Any issues that occur and persist in connection with the manufacture, delivery, quality, or cost of the assembly and testing of inventory could have a material adverse effect on the Company’s business, results of operations and financial condition. See below regarding a shortage in EyeQ™ SoCs that the Company experienced during 2021 and 2022 and may experience in the future, including in ECUs for SuperVision™ and other components for our products.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Supply chain risk

During the fiscal years 2022 and 2021, the semiconductor industry experienced widespread shortages of substrates and other components and available foundry manufacturing capacity. Furthermore, STMicroelectronics, the Company’s sole supplier, was not able to meet our demand for EyeQ™ SoCs during 2022, causing a significant reduction in the Company’s inventory levels. Starting in late 2022 and early 2023, such supply chain disruptions, raw material shortages and manufacturing limitations abated and during 2023, we successfully increased levels of EyeQ™ SoC inventory on hand, mitigating the potential for future supply constraints to cause a shortfall of chips. However, in the event of a reoccurrence of supply chain constraints, and subject to the duration and severity thereof, we may be required to operate with minimal or no inventory of EyeQ™ SoCs or SuperVision™ ECUs on hand. As a result, we are substantially reliant on timely shipments of EyeQTM SoCs from STMicroelectronics and ECUs from Quanta Computer (or other suppliers) to fulfill customer orders and if such a shortfall of chips of ECUs were to occur, we may be unable to offset future supply constraints through the use of inventory on hand. Our results of operations in the three and six months ended June 29, 2024 have not been impacted by any shortfall of chips. Although we cannot fully predict the length and the severity of the impact these pressures would have on a long-term basis, we do not anticipate that our current supply chain constraints would materially adversely affect our results of operations, capital resources, sales, profits, and liquidity on a long-term basis.

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

NOTE 3 - OTHER FINANCIAL STATEMENT DETAILS

Inventories

	As of
U.S. dollars in millions	June 29, 2024	December 30, 2023
Raw materials	$40	$46
Work in process	—	1
Finished goods	445	344
Total inventories	$485	$391

Inventory write-downs and write-offs totaled $1 million for the three and six months ended June 29, 2024 and were not material for the three and six months ended July 1, 2023.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Property and equipment

	As of
U.S. dollars in millions	June 29, 2024	December 30, 2023
Computers, electronic equipment and software	$192	$167
Vehicles	14	14
Office furniture and equipment	11	11
Buildings	319	315
Leasehold improvements	40	37
Total property and equipment, gross	$576	$544
Less: accumulated depreciation	(120)	(97)
Total property and equipment, net	$456	$447

Depreciation expenses totaled $16 million and $8 million for the three months ended June 29, 2024 and July 1, 2023, respectively; and $30 million and $15 million for the six months ended June 29, 2024 and July 1, 2023, respectively. During the six months ended June 29, 2024, the Company derecognized the cost and accumulated depreciation of fully depreciated assets in the amount of $7 million.

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

Restricted Stock Units

The RSUs activity for the six months ended June 29, 2024 for RSUs granted to Company’s employees under the 2022 Plan was as follows:

		Weighted average grant
	Number of RSUs	date fair value
	In thousands	U.S. dollars
Outstanding as of December 30, 2023	14,778	$29.5
Granted	1,571	26.9
Vested	(3,084)	22.4
Forfeited	(384)	30.8
Outstanding as of June 29, 2024	12,881	$30.9

The RSUs activity for the three months ended June 29, 2024 for RSUs granted to Company’s employees under the 2022 Plan was as follows:

		Weighted average grant
	Number of RSUs	date fair value
	In thousands	U.S. dollars
Outstanding as of March 30, 2024	15,170	$29.3
Granted	975	27.6
Vested	(3,005)	21.9
Forfeited	(259)	30.6
Outstanding as of June 29, 2024	12,881	$30.9

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of June 29, 2024, the unrecognized compensation cost related to all unvested RSUs granted under the 2022 Plan, was $274 million, which is expected to be recognized as expense over a weighted-average period of 1.95 years.

Intel Plan

Prior to the Mobileye IPO, since 2017, employees of the Company had been incentivized and rewarded through the grant of Intel equity awards under Intel’s equity incentive plan which contains only a service condition. The equity awards granted generally vest over the course of three years from the grant date.

Options

Outstanding and exercisable options for Intel’s common stock under Intel’s plan as of June 29, 2024 were as follows:

	Outstanding			Exercisable
		Weighted average
	Number of	remaining	Weighted average	Number of	Weighted average
Exercise price	options	contractual life	exercise price	options	exercise price
U.S. dollars	In thousands	In years	U.S. dollars	In thousands	U.S. dollars
$ 4.0 - 21.6	59	1.6	$6.1	52	$4.0
Total	59	1.6	$6.1	52	$4.0

The option activity for the six months ended June 29, 2024 for options granted to the Company’s employees for Intel’s common stock was as follows:

		Weighted average	Weighted	Aggregated
	Number of	remaining	average	intrinsic
	options	contractual Life	exercise price	value(1)
	In thousands	In years	U.S. dollars	U.S. dollars in millions
Options outstanding as of December 30, 2023	135	1.0	$31.7	$3
Exercised	(5)	—	24.3	—
Expired	(71)	—	53.6	—
Options outstanding as of June 29, 2024	59	1.6	$6.1	$1
Options exercisable as of June 29, 2024	52	1.6	$4.0	$1

The option activity for the three months ended June 29, 2024 for options granted to the Company’s employees for Intel’s common stock was as follows:

		Weighted average	Weighted	Aggregated
	Number of	remaining	average	intrinsic
	options	contractual Life	exercise price	value(1)
	In thousands	In years	U.S. dollars	U.S. dollars in millions
Options outstanding as of March 30, 2024	59	$1.8	$6.1	$2
Exercised	—	—	—	—
Expired	—	—	—	—
Options outstanding as of June 29, 2024	59	1.6	$6.1	$1
Options exercisable as of June 29, 2024	52	1.6	$4.0	$1
(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of Intel’s ordinary share. On June 29, 2024, Intel’s ordinary share price was $31.0. This represents the potential pre-tax amount receivable by the option holders had all option holders exercised their options as of such date.
(2)	The remaining options expected to vest as of June 29, 2024 are 7 thousand options with an average weighted exercise price of $21.6.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

RSUs

The RSUs activity for the six months ended June 29, 2024 for RSUs granted to the Company’s employees for Intel’s common stock was as follows:

		Weighted average
	Number of RSUs	grant date fair value
	In thousands	U.S. dollars
Outstanding as of December 30, 2023	2,711	$44.4
Vested	(735)	44.6
Forfeited	(63)	45.3
Outstanding as of June 29, 2024	1,913	$44.3

The RSUs activity for the three months ended June 29, 2024 for RSUs granted to the Company’s employees for Intel’s common stock was as follows:

		Weighted average
	Number of RSUs	grant date fair value
	In thousands	U.S. dollars
Outstanding as of March 30, 2024	2,575	$44.3
Vested	(634)	44.3
Forfeited	(28)	45.4
Outstanding as of June 29, 2024	1,913	$44.3

Unrecognized expenses

As of June 29, 2024, the unrecognized compensation cost related to stock options and RSUs granted under the Intel 2006 Plan was $38 million, which will be recognized over a weighted average period of 0.6 years.

Share-based compensation expense summary (for both Mobileye and Intel Plans)

Share-based compensation expenses included in the condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three months ended		Six months ended
U.S. dollars in millions	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Cost of revenue	$1	$1	$1	$2
Research and development, net	55	45	108	105
Sales and marketing	—	2	2	4
General and administrative	6	7	13	16
Total share-based compensation	$62	$55	$124	$127

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 - EARNINGS (LOSS) PER SHARE

The following table summarizes the calculation of basic earnings (loss) per share for the periods presented:

	Three months ended		Six months ended
	June 29,	July 1,	June 29,	July 1,
In millions, except per share amounts	2024	2023	2024	2023
Numerator:
Net income (loss)	$(86)	$(28)	$(304)	$(107)
Denominator:
Weighted average common shares - basic and diluted	806	805	806	803
Earnings (loss) per share:
Basic and diluted	(0.11)	(0.04)	(0.38)	(0.13)

For the three months ended June 29, 2024 and July 1, 2023, the computation of diluted earnings (loss) per share attributable to common stockholders does not include 15.4 million and 6.2 million potential common shares, respectively; and 15.2 million and 6.7 million potential common shares for the six months ended June 29, 2024 and July 1, 2023, respectively, related to restricted stock units granted under the 2022 plan to the Company’s employees, as the effect of their inclusion would have been anti-dilutive.

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

Provision for income tax in the six months ended June 29, 2024 was $2 million compared to a provision of $16 million in the six months ended July 1, 2023, mainly due to a higher loss before income taxes in the six months ended June 29, 2024 compared to prior year period.

Similarly, the provision for income tax in the three months ended June 29, 2024, was $5 million compared to a provision for income tax of $10 million in the three months ended July 1, 2023, mainly due to a greater loss before income taxes in the three months ended June 29, 2024 compared to prior year period.

NOTE 7 - RELATED PARTIES TRANSACTIONS

The Company has entered into a series of related party arrangements with Intel. For further description of the arrangements refer to Note 9 of the notes to the consolidated financial statements for the year ended December 30, 2023.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock Compensation Recharge Agreement

The Company entered into a stock compensation recharge agreement with Intel, which requires the Company to reimburse Intel for certain amounts, net of any related withholding tax, relating to the value of share-based compensation provided to the Company’s employees for RSUs or stock options exercisable in Intel stock. The reimbursement amounts recorded as an adjustment to additional paid-in capital in the condensed consolidated statement of changes in equity were $20 million and $18 million for the three months ended June 29, 2024 and July 1, 2023, respectively and $25 million and $22 million for the six months ended June 29, 2024 and July 1, 2023, respectively.

Lease agreements

Under lease agreements with Intel, the Company leases office space in Intel’s buildings. The costs are included in the condensed consolidated statements of operations and comprehensive income (loss) primarily on a specific and direct attribution basis. The leasing costs for the three months ended June 29, 2024 and July 1, 2023, were $0.6 million and $1.1 million, respectively and $1.2 million and $2.4 million for the six months ended June 29, 2024 and July 1, 2023, respectively.

Other services to a related party

The Company reimbursed its Chief Executive Officer for reasonable travel related expenses incurred while conducting business on behalf of the Company. Travel related reimbursements totaled $0.5 million and $0.5 million for the three months ended June 29, 2024 and July 1, 2023, respectively and $1.1 million and $1.2 million for the six months ended June 29, 2024 and July 1, 2023, respectively.

Administrative Services Agreement

Under the Administrative Services Agreement, Intel provides the Company with administrative and other services. The Company pays fees to Intel for the services rendered based on pricing per service agreed between the Company and Intel.

The costs incurred under this agreement for the three months ended June 29, 2024 and July 1, 2023 were $0.2 million and $0.8 million, respectively and $1.7 million and $1.2 million for the six months ended June 29, 2024 and July 1, 2023, respectively.

Technology and Services Agreement

The Technology and Services Agreement, provides a framework for the collaboration on technology projects and services between the Company and Intel (“Technology Projects”), and sets out the licenses granted by each party to its respective technology for the conduct of the Technology Projects, provisions relating to the ownership of certain existing technology, the allocation of rights in any new technology created in the course of the Technology Projects, and certain provisions applicable to the development of a certain radar product of the Company. The Technology and Services Agreement will not apply to projects for the development and manufacture of a Lidar sensor system for automobiles, for which the LiDAR Product Collaboration Agreement will apply. Pursuant to the Technology and Services Agreement, the Company and Intel will agree to statements of work with additional terms for Technology Projects.

The amount incurred under this agreement for the three months ended June 29, 2024 and July 1, 2023 were $1.1 million and $1.4 million, respectively and $2.2 million and $2.4 million for the six months ended June 29, 2024 and July 1, 2023, respectively.

LiDAR Product Collaboration Agreement

The LiDAR Product Collaboration Agreement, provides the terms that will apply to the Company’s collaboration with Intel for the development and manufacture of a Lidar sensor system for ADAS and AV in automobiles (“LiDAR Projects”). On some of the LiDAR programs joint funding will apply between Intel and Mobileye until the end of 2027 whereby Mobileye will bear its own Lidar sensor system development costs up to the first $40 million per year and Intel will bear up to $20 million per year of Mobileye’s Lidar sensor system development costs that are greater than $40 million per year.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

There were no amounts received or receivable from Intel under this agreement for the three and six months ended June 29, 2024.

Tax Sharing Agreement

The Tax Sharing Agreement establishes the respective rights, responsibilities and obligations of the Company and Intel after the completion of the Mobileye IPO with respect to tax matters, including the amount of cash the Company will pay to Intel for its share of the tax liability owed on the consolidated filings in which the Company or any of the Company’s subsidiaries are included, audit or other tax proceedings. As of June 29, 2024 and December 30, 2023, the related party payable to Intel, pursuant to the Tax Sharing Agreement was $37 million.

Intel Sublicense

In June 2024, Intel and its affiliates, including Mobileye, were granted a sublicense to certain patents relating to network-on-chip and other technologies (the “Sublicense”). In connection with Mobileye’s use of the Sublicense, Intel and Mobileye agreed that Mobileye would pay to Intel $0.3 million as Mobileye’s allocation of the consideration paid by Intel for the Sublicense.

NOTE 8 - IDENTIFIED INTANGIBLE ASSETS

	As of
	June 29, 2024			December 30, 2023
		Accumulated			Accumulated
U.S. dollars in millions	Gross Assets	Amortization	Net	Gross Assets	Amortization	Net
Developed technology	$3,705	$2,196	$1,509	$3,705	$2,008	$1,697
Customer relationships & brands	786	464	322	786	430	356
Total	$4,491	$2,660	$1,831	$4,491	$2,438	$2,053

The following table presents the amortization expenses recorded for these identified intangible assets and their weighted average useful lives:

	Three months ended		Six months ended
					Weighted
	June 29,	July 1,	June 29,	July 1,	Average
U.S. dollars in millions	2024	2023	2024	2023	Useful Life
Developed technology	$94	$101	$188	$217	10
Customer relationships & brands	17	17	34	34	12
Total amortization expenses	$111	$118	$222	$251

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company expects future amortization expenses for the next five years and thereafter to be as follows:

	Remainder
U.S. dollars in millions	of 2024	2025	2026	2027	2028	Thereafter	Total
Future amortization expenses	$222	$443	$332	$179	$176	$479	$1,831

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

The following are segment results for each period as follows:

	Three months ended June 29, 2024
			Amounts not
			allocated to
U.S. dollars in millions	Mobileye	Other	segments	Consolidated
Revenues	$428	$11	$—	$439
Cost of revenues	134	2	94	230
Research and development, net	246	10	—	256
Sales and marketing	5	6	17	28
General and administrative	17	2	—	19
Segment performance	$26	$(9)	$(111)	$(94)
Other financial income (expense), net				13
Income (loss) before taxes on income				(81)
Share-based compensation	59	3	—	62
Depreciation of property and equipment	16	—	—	16

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three months ended July 1, 2023
			Amounts not
			allocated to
U.S. dollars in millions	Mobileye	Other	segments	Consolidated
Revenues	$446	$8	$—	$454
Cost of revenues	127	2	101	230
Research and development, net	201	10	—	211
Sales and marketing	9	3	17	29
General and administrative	15	2	—	17
Segment performance	$94	$(9)	$(118)	$(33)
Other financial income (expense), net				15
Income (loss) before taxes on income				(18)
Share-based compensation	50	5	—	55
Depreciation of property and equipment	8	—	—	8

	Six months ended June 29, 2024
			Amounts not
			allocated to
U.S. dollars in millions	Mobileye	Other	segments	Consolidated
Revenues	$659	$19	$—	$678
Cost of revenues	224	3	188	415
Research and development, net	480	19	—	499
Sales and marketing	20	8	34	62
General and administrative	29	5	—	34
Segment performance	$(94)	$(16)	$(222)	$(332)
Other financial income (expense), net	—	—	—	30
Income (loss) before taxes on income	—	—	—	(302)
Share-based compensation	117	7	—	124
Depreciation of property and equipment	30	—	—	30

	Six months ended July 1, 2023
			Amounts not
			allocated to
U.S. dollars in millions	Mobileye	Other	segments	Consolidated
Revenues	$896	$16	$—	$912
Cost of revenues	261	3	217	481
Research and development, net	425	21	—	446
Sales and marketing	22	6	34	62
General and administrative	32	5	—	37
Segment performance	$156	$(19)	$(251)	$(114)
Other financial income (expense), net	—	—	—	23
Income (loss) before taxes on income	—	—	—	(91)
Share-based compensation	116	11	—	127
Depreciation of property and equipment	15	—	—	15

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Total revenues based on the country that the product was shipped to were as follows:

	Three months ended		Six months ended
	June 29,	July 1,	June 29,	July 1,
U.S. dollars in millions	2024	2023	2024	2023
China	113	110	199	269
USA	91	93	109	173
Germany	57	86	96	169
South Korea	45	41	92	81
United Kingdom	42	46	55	77
Poland	27	20	31	42
Hungary	23	25	35	34
Czech Republic	11	14	16	30
Portugal	9	—	9	—
Slovakia	5	—	10	—
Rest of World	16	19	26	37
Total	$439	$454	$678	$912

We generate the majority of our revenue from the sale of our EyeQTM SoCs to OEMs through sales to Tier 1 automotive suppliers. EyeQTM SoC sales represented approximately 86% and 92% of our revenue for each of the three months ended June 29, 2024 and July 1, 2023, respectively and 81% and 90% of our revenue for each of the six months ended June 29, 2024 and July 1, 2023, respectively.

Major Customers

Revenue from major customers that amount to 10% or more of total revenue:

	Three months ended		Six months ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Percent of total revenues:
Customer A	32%	32%	24%	28%
Customer B	15%	23%	17%	27%
Customer C	17%	14%	13%	13%
Customer D	*	*	11%	*
Customer E	10%	*	13%	*
Customer F	*	*	12%	*
*Less than 10%

Accounts receivable balances of major customers that amount to 10% or more of total accounts receivable balance:

	As of
	June 29,	December 30,
	2024	2023
Percent of total accounts receivables balance:
Customer A	46%	44%
Customer B	*	10%
Customer C	20%	22%
*Less than 10%

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10 - INVESTMENTS

Debt Investments

Debt investments include U.S. government bonds and money market funds. U.S. government bonds are for original maturities of up to six months and are classified as available for sale and measured at fair value with the related unrealized gains and losses included in other comprehensive income (expense), net. Money market funds, measured at fair value, consist of institutional investors money market funds and are readily redeemable to cash.

The following tables summarize the Company’s marketable debt securities:

	June 29, 2024
					Reported as
					Cash and cash	Other current
U.S. dollars in millions	Amortized cost	Unrealized gain	Unrealized loss	Fair value	equivalents	assets
U.S. government bonds	$10	$—	$—	$10	$2	$8
Money market funds	927	—	—	927	927	—
Total	$937	$—	$—	$937	$929	$8

	December 30, 2023
					Reported as
					Cash and cash	Other current
U.S. dollars in millions	Amortized cost	Unrealized gain	Unrealized loss	Fair value	equivalents	assets
Money market funds	$932	$—	$—	$932	$932	$—
Total	$932	$—	$—	$932	$932	$—

Equity Investments

The fair value of equity investments which were purchased during the period and classified within other current assets, was $9 million as of June 29, 2024. Unrealized gains and losses recorded in other financial income (expense), net for the three and six months ended June 29, 2024 amounted to $(1) million.

NOTE 11 - CONTINGENCIES

U.S. Class Action

On January 16, 2024, a putative class action captioned McAuliffe v. Mobileye Global Inc., et al., 1:24-CV-00310 (S.D.N.Y.), was filed in the United States District Court for the Southern District of New York against Mobileye and certain of its current and former officers, asserting violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with defendants’ alleged misstatements and omissions concerning the build-up of excess inventory by certain Tier 1 Mobileye customers. The complaint seeks unspecified damages and other relief on behalf of all persons and entities who purchased or otherwise acquired Mobileye securities between January 26, 2023 and January 3, 2024. On July 12, 2024, the court consolidated the McAuliffe case with a substantively identical case, Le v. Mobileye Global Inc., et al., 1:24-CV-01390 (S.D.N.Y.), appointed a lead plaintiff, and set an initial schedule for the consolidated case. We intend to defend the matter vigorously. No provision was recorded in the financial statements as of June 29, 2024.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

U.S. Derivative Action

On April 12, 2024, a derivative lawsuit was filed against the members of the Mobileye Board of Directors and Intel Corporation, in its capacity as Mobileye’s controlling shareholder. Mobileye was also named as a nominal defendant. The complaint principally asserts claims for breach of fiduciary duty and unjust enrichment based on alleged failures to take steps to prevent the Company from making allegedly false and misleading statements concerning the build-up of excess inventory by certain Tier 1 Mobileye customers. The complaint also asserts a claim for violation of Section 14(a) of the Securities Exchange Act of 1934 based on alleged misstatements and omissions in Mobileye’s 2023 proxy statement. The complaint seeks unspecified damages and other relief. Since May 24, 2024, the derivative action has been stayed by the court pending resolution of the anticipated motion to dismiss in the consolidated securities action.

On June 27, 2024, an additional derivative lawsuit was filed in the United States District Court for the Southern District of New York against certain members of the Mobileye Board of Directors, certain of Mobileye’s current and former officers, and Intel Corporation, in its capacity as Mobileye’s controlling shareholder. Mobileye was also named as a nominal defendant. On July 9, 2024, this derivative action was consolidated with the derivative action originally filed on April 12, 2024 and the consolidated derivative action was stayed by the court pending resolution of the anticipated motion to dismiss in the consolidated securities action. We intend to defend the derivative claims vigorously. No provision for the consolidated derivative action was recorded in the financial statements as of June 29, 2024.

NOTE 12 - SUBSEQUENT EVENTS

In July 2024, the Company’s compensation committee approved the issuance of restricted stock units to be issued under our 2022 Equity Incentive Plan. The total aggregate fair value of RSUs granted was $278 million, which consisted of 10,391 thousand RSUs, which will vest over a service period of three years.

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

As of June 29, 2024, our solutions had been installed in approximately 800 vehicle models (including local country, year, and other vehicle model variations), and our System-on-Chips (“SoCs”) had been deployed in approximately 180 million vehicles. We are actively working with more than 50 Original Equipment Manufacturers (“OEMs”) worldwide on the implementation of our ADAS solutions. In the six months ended June 29, 2024, we shipped approximately 11.2 million of our systems, the substantial majority of which were EyeQTM SoCs. This represents a decrease from the approximately 16.4 million of our systems that we shipped in the six months ended July 1, 2023.

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

Operations in Israel.

On October 7, 2023, Hamas launched a series of attacks on civilian and military targets in Southern Israel and Central Israel, to which the Israel Defense Forces have responded. In addition, Hezbollah has attacked military and civilian targets in Northern Israel, to which Israel has responded. Further, on April 13, 2024, Iran launched a series of drone and missile strikes against Israel, to which Israel has responded. How long and how severe the current conflict in Gaza, Northern Israel or the broader region becomes is unknown at this time and any continued clash among Israel, Hamas, Hezbollah, Iran or other countries or militant groups in the region may escalate in the future into a greater regional conflict. To date, our operations have not been materially affected, although as of July 31, 2024 approximately 3.6% of our employees have been called to reserve duty in the Israel Defense Forces. We expect that the current conflict in the Gaza Strip and the security escalation in Israel will not have a material impact on our business results in the short term. However, since this is an event beyond our control, its continuation or cessation may affect our expectations. We continue to monitor political and military developments closely and examine the consequences for our operations and assets.

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

Key Factors Affecting Our Performance

We believe there are several important factors that have affected and that we expect to continue to affect our results of operations:

Global demand for automotive vehicles. Our business performance is related to global automotive sales and automotive vehicle production by our OEM customers. Economic conditions in North America, Europe and Asia can have a large impact on the production volume of new vehicles, and, accordingly, have an impact on our revenue. Towards the end of the first half of 2024, global automotive production forecasts weakened, which disproportionately impacted our core customers, primarily due to their continued market share losses in China. We cannot be certain of the severity and length of the continued volatility and weakness in the global automotive market, including macro-factors impacting our sales to OEMs in China, and the extent of the adverse effect that such weakness and volatility will have on our results of operations, financial condition and business in the long term. Our OEM customers’ production can vary from period to period due to global demand, market conditions and competitive conditions, geopolitical issues including trade restrictions and tariffs, as well as other factors. For example, we expect a reduction in production estimates and orders from customers in the second half of 2024, primarily due to China related macro-factors. While automotive production has now recovered to approximately 2019 levels, current uncertain economic conditions and inflation may contribute to a reduction in consumer demand. On the other hand, pent up demand from years of below peak production levels could lead to better than expected production. In addition to economic conditions, in prior periods, including during the supply chain crisis and semi-conductor shortage of 2021 and 2022, certain Tier 1 customers increased their orders for components and parts, including our solutions, to counteract the impact of supply chain shortages for auto parts. As a result, some demand for our solutions and the corresponding revenue from these customers were shifted to earlier time periods than otherwise would have occurred absent a general supply chain shortage and inflationary environment. As a result of our standard planning process for 2024, including discussions with our Tier 1 customers, we became aware in late 2023 of significant excess inventory at our customers. This as well as lower than expected production at certain OEMs during 2023 led to the decision by our Tier 1 customers to prioritize in the first quarter of 2024 the utilization of excess inventory on hand before using new shipments to meet the demand of OEMs. We estimate that our customers have used the vast majority of this excess customer inventory in the first and second quarters of 2024, in accordance with our expectations, but there is no guarantee that orders will continue to normalize during the remainder of 2024. ADAS volumes have grown faster in recent years than the overall automotive market as ADAS penetration rates have increased, and we believe that we will continue to benefit from that trend. However, our revenue of $678 million in the six months ended June 29, 2024 was down (26)% year-over-year, primarily due to the aforementioned utilization of excess inventory by our customers during the first and second quarters of 2024. Continued or future constraint on global automotive production resulting from the effects of economic uncertainty, both global and in specific markets in which we operate, may be a limiting factor on our ability to increase revenue. We expect to continue to capitalize on our strong and collaborative relationships with OEMs and Tier 1s to expand our presence in key markets and capture the long-term growth opportunities in those markets.

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

The cost of input materials and manufacturing costs are significant factors affecting our gross margin. Material costs are affected by a variety of factors, including the availability of sufficient supply to meet market demand. For example, in late 2021, semiconductor fabrication costs increased as a result of a global supply shortage that began in 2020. We experienced increases in input costs in 2022 and 2023 as a result of supply chain shortages, including the global semiconductor shortage, and inflationary pressures. While we were largely successful in increasing our ASPs to reflect these cost increases, we experienced a reduction in percentage gross margin, as a result of these cost increases. Our gross margin has been and may continue to be affected by our ability to offset these and any future cost increases through realizing pricing increases on our solutions and achieving decreases in other production costs. We work closely with STMicroelectronics, Quanta Computer and other suppliers on a continuous basis to manage material costs, increase yields and improve manufacturing, assembly, and test costs.

Supply and manufacturing capacity. Our solutions are dependent on the global semiconductor supply chain. The continued and timely supply of input materials, the availability of manufacturing capacity, and packaging and testing services at reasonable prices impact our ability to meet customer demand. Supply chain disruptions, shortages of raw material, such as wafers and substrates, and manufacturing limitations could limit our ability to meet customer demand and result in delayed, reduced, or canceled orders. During 2021 and 2022, the semiconductor industry experienced widespread shortages of substrates and other components and available foundry manufacturing capacity. We entered 2022 with significantly lower inventories of our EyeQTM SoCs on our balance sheet as a result of the limited supply during 2021. Further, STMicroelectronics, our sole supplier of EyeQTM SoCs, was not able to meet our demand for EyeQTM SoCs during 2022, causing further a significant reduction in our company-owned inventory level. Starting in late 2022 and early 2023, such supply chain disruptions, raw material shortages, and manufacturing limitations abated and during 2023, we successfully increased levels of EyeQTM SoC inventory on hand, mitigating the potential for future supply constraints to cause a shortfall of chips. However, in the event of a reoccurrence of supply chain constraints, and subject to the duration and severity thereof, we may be required to operate with minimal or no inventory of EyeQTM SoCs or SuperVisionTM ECUs on hand. As a result, we are substantially reliant on timely shipments of EyeQTM SoCs from STMicroelectronics and ECUs from Quanta Computer (or other suppliers) to fulfill customer orders and if such a shortfall of chips of ECUs were to occur, we may be unable to offset future supply constraints through the use of inventory on hand. Our results of operations in the three and six months ended June 29, 2024 have not been impacted by any shortfall of chips. Our reliance on single or limited suppliers and vendors for certain components, equipment, and services and the aforementioned shortages of substrates and other components have led to increased supply chain risks and continue to stress our ability to meet the supply demands of our customers. To mitigate these supply chain constraints, management continues to monitor inventory levels on an ongoing basis. Although we cannot fully predict the length and the severity of the impact these pressures will have on a long-term basis, we do not anticipate that our current supply chain constraints would materially adversely affect our results of operations, capital resources, sales, profits, and liquidity on a long-term basis.

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

In addition, in connection with the Mobileye IPO, we established an equity incentive plan for purposes of granting share-based compensation awards to certain members of our senior management, to our non-employee directors and to employees, to incentivize their performance and align their interests with ours. Historically, grants of share-based compensation to our employees were made pursuant to Intel’s employee equity incentive plans, and such historical grants will continue based on their original vesting schedules. Equity compensation has been, and will continue to be, an important part of our future compensation strategy and a significant component of our future expenses, which we expect to increase over time.

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

Components of Results of Operations

Revenue

We currently derive substantially all of our revenue from our commercially deployed ADAS solutions including our Premium ADAS solutions. We generate the majority of our revenue from the sale of our EyeQTM SoCs to OEMs through sales to Tier 1 automotive suppliers that implement our product into vehicles, in which case our direct customer is the Tier 1 automotive supplier that is responsible for paying us for our products. Because of the complex nature of our products and the need to customize and validate a product and to integrate it into the OEM’s overall ADAS system, we also have strong direct relationships with the OEMs.

EyeQTM SoC sales represented approximately 86% and 92% of our revenue for the three months ended June 29, 2024 and July 1, 2023, respectively, and 81% and 90% of our revenue in the six months ended June 29, 2024 and July 1, 2023, respectively. Sales of our SuperVision™ product represented the majority of the remainder of our revenue for the three and six months ended June 29, 2024 and also for the three and six months ended July 1, 2023. Revenue from the sale of our EyeQTM products and SuperVision™ products is recognized at the time of product shipment from our facilities, as determined by the agreed-upon shipping terms. Our sales to any single Tier 1 automotive supplier typically cover more than one OEM and more than one production program from any OEM.

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

Research and Development Expenses, net

Research and development expenses primarily consist of expenses related to personnel related expenses, including share-based compensation, facilities, equipment and supplies for research and development activities, materials, parts and other prototype development, cloud computing services, consulting, and other professional services, including data labeling, quality assurance within the development programs, and allocated overhead costs.

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

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of expenses associated with the amortization of acquired intangible assets, comprised of customer relationships and brands, personnel-related expenses, including share-based compensation, of our sales force, as well as marketing expenses and allocated overhead costs.

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

We expect our general and administrative expenses to increase moderately in absolute dollars but to decrease as a percentage of total revenue as our business grows. The expected increase is mainly associated with the costs related to being a public company, including the need to hire more personnel to support compliance with SEC rules and regulations as well as increased premiums for directors’ and officers’ insurance and the increased use of share-based compensation for general and administrative personnel.

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

Realization of deferred tax assets is based on our judgment and various factors including reversal of deferred tax liabilities, the ability to generate future taxable income in jurisdictions where such assets have arisen, and potential tax planning strategies. The valuation allowance for the periods presented in our condensed consolidated financial statements primarily relate to U.S. branch deferred tax assets not currently expected to be realized given that we have sustained recent losses based on the separate return method.

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

Results of Operations

The following table sets forth our results of operations in dollars and as a percentage of revenue for the periods indicated:

	Three months Ended				Six months Ended
	June 29, 2024		July 1, 2023		June 29, 2024		July 1, 2023
		% of		% of		% of		% of
U.S. dollars in millions	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
Revenue	$439	100%	$454	100%	$678	100%	$912	100%
Cost of revenue	230	52%	230	51%	415	61%	481	53%
Gross profit	209	48%	224	49%	263	39%	431	47%
Operating expenses:
Research and development, net	256	58%	211	46%	499	74%	446	49%
Sales and marketing	28	6%	29	6%	62	9%	62	7%
General and administrative	19	4%	17	4%	34	5%	37	4%
Total operating expenses	303	69%	257	57%	595	88%	545	60%
Operating income (loss)	$(94)	(21)%	$(33)	(7)%	$(332)	(49)%	$(114)	(13)%
Other financial income (expense), net	13	3%	15	3%	30	4%	23	3%
Income (loss) before income taxes	(81)	(18)%	(18)	(4)%	(302)	(45)%	(91)	(10)%
Benefit (provision) for income taxes	(5)	(1)%	(10)	(2)%	(2)	—%	(16)	(2)%
Net income (loss)	$(86)	(20)%	$(28)	(6)%	$(304)	(45)%	$(107)	(12)%

(1)	Includes amortization of acquired intangible assets, as follows:

	Three months Ended		Six months Ended
U.S. dollars in millions	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Cost of revenue	$94	$101	$188	$217
Sales and marketing	17	17	34	34
Total amortization of acquired intangible assets	$111	$118	$222	$251

(2)	Includes share-based compensation expense, as follows:

	Three months ended		Six months ended
U.S. dollars in millions	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Cost of revenue	$1	$1	$1	$2
Research and development, net	55	45	108	105
Sales and marketing	—	2	2	4
General and administrative	6	7	13	16
Total share-based compensation	$62	$55	$124	$127

Comparison of the three and six months ended June 29, 2024 and July 1, 2023

Revenue

In the three months ended June 29, 2024, revenue decreased by $15 million, or 3%, compared to the three months ended July 1, 2023. This decrease in revenue was primarily due to a decrease of $40 million or 10% in EyeQTM SoC revenue mostly attributable to a 9% reduction in volume resulting from the usage of the remaining excess inventory at our previously accumulated Tier 1 customers to satisfy demand. This was mostly offset by an increase of $25 million in SuperVisionTM related revenue. Average System Price, calculated as the sum of revenue related to EyeQTM and SuperVisionTM systems divided by the number of systems delivered, increased by 5%, due to the higher percentage of SuperVisionTM related revenue as compared to the second quarter of 2023.

In the six months ended June 29, 2024, revenue decreased by $234 million, or 26%, compared to the six months ended July 1, 2023. This decrease was primarily due to a decrease of $274 million, or 33%, in EyeQTM SoC revenue attributable to a 32% decrease in volume resulting from the usage of meaningful excess inventory previously accumulated at our Tier 1 customers to satisfy demand. This was partially offset by an increase of $39 million in SuperVisionTM related revenue. Average System Price, calculated as the sum of revenue related to EyeQTM and SuperVisionTM systems divided by the number of systems delivered, increased by 7%, due to the higher percentage of SuperVisionTM related revenue as compared to the first half of 2023.

Cost of Revenue

In the three months ended June 29, 2024, our cost of revenue remained flat compared to the three months ended July 1, 2023. This is due to an increase of $11 million in manufacturing costs, mainly resulting from an increase in sales of SuperVisionTM systems, mostly offset by a reduction of $7 million in amortization of intangible assets.

In the six months ended June 29, 2024, our cost of revenue decreased by $66 million, or 14%, compared to the six months ended July 1, 2023. This decrease was primarily due to a net decrease of $33 million in manufacturing costs mainly resulting from the reduction in sales of EyeQTM SoC offset by the increase in sales of SuperVisionTM systems, as well as a decrease of $29 million in amortization of intangible assets.

Gross Profit and Margin

In the three months ended June 29 2024, our gross profit decreased by $15 million, or 7% compared to the three months ended July 1, 2023.

In the six months ended June 29 2024, our gross profit decreased by $168 million, or 39%, compared to the six months ended July 1, 2023.

The gross profit decrease in both periods was mainly driven by the decrease in sales of EyeQTM systems, attributable to the usage of meaningful inventory at our Tier 1 customers to satisfy demand.

In the three months ended June 29 2024, our gross margin has decreased to 48% compared to 49% in the three months ended July 1, 2023. This decrease was primarily due to the increase in the percentage of revenue attributable to SuperVisionTM. In addition, there was an increase in the average cost of our EyeQTM SoC compared to the second quarter of 2023 since we entered 2023 with an opening balance of EyeQTM SoC inventory that we previously acquired at lower-than-current prices. These were offset by the impact of the lower cost attributable to amortization of intangible assets as a percentage of revenue.

In the six months ended June 29, 2024, our gross margin has decreased by 8% to 39% compared to 47% in the six months ended July 1, 2023. This was mainly due to the increase in the percentage of revenue attributable to SuperVisionTM, as well as a higher impact of amortization of intangible assets as a percentage of revenue. In addition, there was an increase in the average cost of our EyeQTM SoC compared to the first half of 2023 since we entered 2023 with an opening balance of EyeQTM SoC inventory that we previously acquired at lower-than-current prices.

Research and Development Expenses, net

Research and development expenses, net, in the three months ended June 29, 2024, increased by $45 million, or 21%, compared to the three months ended July 1, 2023. This increase was primarily due to an increase in payroll and related expenses, resulting from an increase in average research and development headcount of 367 employees, including an increase in share-based compensation, which was partially offset by the depreciation of the New Israeli Shekel against the USD and military duty reserve refunds from the state of Israel. In addition, there was an increase related to investments attributable to new product development and cloud computing services and also an increase in depreciation costs associated with the new campus and additional sites.

Research and development expenses, net, in the six months ended June 29, 2024 increased by $53 million, or 12%, compared to the six months ended July 1, 2023. This increase was due to an increase in payroll and related expenses, resulting from an increase in average research and development headcount of 362 employees, including an increase in share-based compensation, which was partially offset by the depreciation of the New Israeli Shekel against the USD and military duty reserve refunds from the state of Israel. In addition, there was an increase related to investments attributable to new product development and cloud computing services that was partially offset by higher NRE reimbursements.

Sales and Marketing Expenses

Sales and marketing expenses in the three months ended June 29, 2024 decreased by $1 million, or 5%, compared to the three months ended July 1, 2023.

Sales and marketing expenses in the six months ended June 29, 2024 remained flat compared to the six months ended July 1, 2023.

General and Administrative Expenses

General and administrative expenses in the three months ended June 29, 2024 increased by $2 million, or 12%, compared to the three months ended July 1, 2023. This increase was mainly due to an increase in corporate expenses.

General and administrative expenses in the six months ended June 29, 2024 decreased by $3, or 8%, compared to the six months ended July 1, 2023. This decrease was mainly due to a decrease in share-based compensation expenses.

Other Financial Income (expense), net

Other financial income, net, in the three months ended June 29, 2024 decreased by $2 million, or 13%, compared to the three months ended July 1, 2023. This decrease was mainly due to exchange rate differences and fair value revaluation related to equity investments.

Other financial income, net, in the six months ended June 29, 2024 increased by $7 million, or 30%, compared to the six months ended July 1, 2023. This increase was mainly due to interest earned on investment in money market funds, as well as short term bank deposits.

Benefit (Provision) for Income Tax

In the three months ended June 29, 2024 provision for income tax decreased by $5 million, compared to the three months ended July 1, 2023. This decrease was mainly driven by a higher loss before income taxes in the three months ended June 29, 2024 compared to prior year period.

In the six months ended June 29, 2024, provision for income tax decreased by $14 million, compared to the six months ended July 1, 2023. This decrease was mainly due to a higher loss before income taxes in the six months ended June 29, 2024 compared to prior year period.

Liquidity and Capital Resources

We believe we have sufficient sources of funding to meet our business requirements and plans for the next 12 months and in the longer term. Cash generated by operations is our primary source of liquidity for funding our strategic business requirements.

Our primary uses of funds have been for funding increases in headcount in our research and development departments, investments attributable to new product development, as well as for funding our capital expenditures. Our capital expenditures have related mainly to the construction of our new sites and campus, data storage and other research and development projects related equipment and were $46 million and $58 million for the six months ended June 29, 2024 and July 1, 2023, respectively.

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

Cash Flows

The following table sets forth certain consolidated statements of cash flow data:

	Six months ended
U.S. dollars in millions	June 29, 2024	July 1, 2023
Net cash provided by operating activities	$70	$197
Net cash provided by (used in) investing activities	(64)	(58)
Net cash provided by (used in) financing activities	(11)	(12)
Effect of foreign exchange rate changes on cash and cash equivalents	(5)	(5)
Increase in cash, cash equivalents and restricted cash	$(10)	$122

Operating activities

For the six months ended June 29, 2024 compared to the six months ended July 1, 2023, the $127 million decrease in cash provided by operating activities was mainly due to an increase of $197 million in net loss, partially offset by the decrease in trade accounts receivable due to reduction in revenue.

Investing activities

Net cash used in investing activities in the six months ended June 29, 2024 was $64 million, consisting of capital expenditures and purchases of debt and equity investments.

Net cash used in investing activities in the six months ended July 1, 2023 was $58 million consisting of capital expenditures.

Financing activities

Net cash used in financing activities in the six months ended June 29, 2024 and the six months ended July 1, 2023 was $11 million and $12 million, respectively, consisting of share-based compensation recharge payments made to Intel.

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

Severance pay liability decreased from $56 million as of December 30, 2023, to $55 million as of June 29, 2024, reflecting mainly the impact of fluctuations in value due to foreign exchange differences between New Israeli Shekel and USD.

Lease liabilities

We have lease agreements for vehicles and offices. We lease office space in various locations in Israel and around the world including USA, Germany and China. All leases are operating leases with fixed payment terms where some of the leases include annual increases to lease payments based on an index or a rate. Lease liabilities, representing the present value of future lease payments, have increased from $51 million as of December 30, 2023 to $52 million as of June 29, 2024, reflecting mainly new lease contracts and amendments to existing agreements, partially offset by the progress in lease payments for existing arrangements.

Indebtedness

We have several bank guarantees aggregating approximately $12 million as of June 29, 2024 (denominated in New Israeli Shekels) mainly in connection with lease agreements and import of vehicles.

Non-GAAP Financial Measures

Our management uses Adjusted Gross Profit and Margin, Adjusted Operating Income and Margin and Adjusted Net Income, collectively, as key measures in operating our business. We use such non-GAAP financial measures to make strategic decisions, establish business plans and forecasts, identify trends affecting our business, and evaluate performance. For example, we use these non-GAAP financial measures to assess our pricing and sourcing strategy, in the preparation of our annual operating budget, and as a measure of our operating performance. We believe that these non-GAAP financial measures, when taken collectively, may be helpful to investors because they allow for greater transparency into what measures our management uses in operating our business and measuring our performance, and enable comparison of financial trends and results between periods where items may vary independent of business performance. The non-GAAP financial measures are presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly titled non-GAAP measures used by other companies. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure presented in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, as well as our condensed consolidated financial statements and related notes included elsewhere in this report.

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

Set forth below is the reconciliation of gross profit to Adjusted Gross Profit and the calculations of gross margin and Adjusted Gross Margin:

	Three months Ended				Six months Ended
	June 29, 2024		July 1, 2023		June 29, 2024		July 1, 2023
U.S. dollars in millions	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Gross profit and margin	$209	48%	$224	49%	$263	39%	$431	47%
Add: Amortization of acquired intangible assets	94	21%	101	22%	188	28%	217	24%
Add: Share-based compensation expense	1	—%	1	—%	1	—%	2	—%
Adjusted gross profit and margin	$304	69%	$326	72%	$452	67%	$650	71%

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

Our Adjusted Gross Margin decreased from 72% for the three months ended July 1, 2023 to 69% for the three months ended June 29, 2024 and from 71% for the six months ended July 1, 2023 to 67% for the six months ended June 29, 2024. The decrease in both periods was primarily due to the increase in the percentage of revenue attributable to SuperVisionTM. In addition there was an increase in the cost of our EyeQTM SoCs compared to the second quarter of 2023 since we entered 2023 with an opening balance of EyeQTM SoC inventory that we previously acquired at lower-than-current prices.

Adjusted Operating Income (Loss) and Margin

We define Adjusted Operating Income (loss) as operating income (loss) presented in accordance with GAAP, adjusted to exclude amortization of acquisition related intangibles, and share-based compensation expenses. Operating margin is calculated as operating income (loss) divided by total revenue, and Adjusted Operating Margin is calculated as Adjusted Operating Income (Loss) divided by total revenue.

Set forth below is the reconciliation of operating income (loss) to Adjusted Operating Income (Loss) and the calculations of Operating Margin and Adjusted Operating Margin:

	Three months Ended				Six months Ended
	June 29, 2024		July 1, 2023		June 29, 2024		July 1, 2023
U.S. dollars in millions	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Operating income (loss) and operating margin	$(94)	(21)%	$(33)	(7)%	$(332)	(49)%	$(114)	(13)%
Add: Amortization of acquired intangible assets	111	25%	118	26%	222	33%	251	28%
Add: Share-based compensation expense	62	14%	55	12%	124	18%	127	14%
Adjusted operating income and margin	$79	18%	$140	31%	$14	2%	$264	29%

The three months ended June 29, 2024 ended with an operating loss of $(94) million compared to a $(33) million operating loss in the three months ended July 1, 2023. The increase in operating loss was mainly due to an increase in operating expenses including share based compensation expenses and a slight decrease in revenue, partially offset by lower amortization expenses. The six months ended June 29, 2024 ended with an operating loss higher by $218 million compared to the six months ended July 1, 2023, mainly due to lower revenue and higher operating expenses partially offset by lower amortization.

Our Adjusted Operating Income decreased by $61 million in the three months ended June 29, 2024 compared to the three months ended July 1, 2023, mainly due to an increase in operating expenses and a slight reduction in revenue. Our Adjusted Operating Income decreased by $250 million in the six months ended June 29, 2024 compared to the six months ended July 1, 2023. The decrease was primarily due to higher operating expenses on an unusually low revenue base.

Our Adjusted Operating Margin decreased from 31% for the three months ended July 1, 2023 to 18% for the three months ended June 29, 2024 mainly due to higher operating expenses on a similar revenue base, in addition to the lower Adjusted Gross Margin. Our Adjusted Operating Margin decreased from 29% for the six months ended July 1, 2023 to 2% for the six months ended June 29, 2024. The decrease is mainly due to higher operating expenses on an unusually low revenue base, in addition to the lower Adjusted Gross Margin.

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

Set forth below is the reconciliation of net income (loss) to Adjusted Net Income (Loss):

	Three months Ended				Six months Ended
	June 29, 2024		July 1, 2023		June 29, 2024		July 1, 2023
U.S. dollars in millions	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Net income (loss)	$(86)	(20)%	$(28)	(6)%	$(304)	(45)%	$(107)	(12)%
Add: Amortization of acquired intangible assets	111	25%	118	26%	222	33%	251	28%
Add: Share-based compensation expense	62	14%	55	12%	124	18%	127	14%
Less: Income tax effects	(11)	(2)%	(10)	(2)%	(21)	(3)%	(21)	(2)%
Adjusted net income	$76	17%	$135	30%	$21	3%	$250	27%

Our net loss increased by $58 million in the three months ended June 29, 2024, compared to the three months ended July 1, 2023, primarily due to lower revenue and higher operating expenses, including share based compensation, offset by lower amortization expenses. Our net loss increased by $197 million in the six months ended June 29, 2024, compared to the six months ended July 1, 2023 primarily due to lower revenue and higher operating expenses partially offset by lower amortization and an increase in other financial income, net.

Our Adjusted Net Income decreased by $59 million in the three months ended June 29, 2024, compared to the three months ended July 1, 2023 mainly due to higher operating expense and lower revenue. Our adjusted net loss decreased by $229 million in the six months ended June 29, 2024, compared to the six months ended July 1, 2023. The decrease is primarily due to an unusually low revenue base and higher operating expenses, partially offset by an increase in other financial income.

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

Note 2, “Significant Accounting Policies” of the Notes to the condensed consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and in the Notes to the Consolidated Financial Statements in Part II, Item 8 of the 2023 Annual Report on Form 10-K, as filed with the SEC on February 23, 2024 (the “2023 Form 10-K”) describe the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. There have been no material changes to the Company’s critical accounting estimates since the 2023 Form 10-K. As noted in the 2023 Form 10-K critical accounting policies, we regularly test our goodwill and intangible assets to make a judgment on whether facts and circumstances indicate that the carrying amount may not be recoverable and an impairment may be required. These reviews can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines. As disclosed elsewhere in this report, recent industry and economic trends have adversely impacted our business and forecasts, and this could impact the results of our testing in the future if these trends continue.

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

●our ability to effectively compete in the markets in which we operate;
●future products and technology, and the expected availability and benefits of such products and technology;
●development of regulatory frameworks for current and future technology;
●changes in regulation and trade policy, including increased tariffs, in regions in which we operate, including the U.S., Europe and China;
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

Interest Rate Risk

Our investments in money market funds, U.S. government bonds and short term deposits are subject to market risk due to changes in interest rates, which may affect our interest income and fair market value of our investments. To minimize this risk, we invest in highly liquid short term U.S. government bonds and in institutional investors money market funds, which consist of high-grade securities. Our short term deposits are redeemable upon demand and held in banks domiciled in the U.S. and Europe, as well as in Israel. As of June 29, 2024 and December 30, 2023, our investment in money market funds was $927 million and $932 million, respectively; our U.S. government bonds were $10 million and $0 million, respectively; and our short term deposits were $224 million and $222 million, respectively.

The primary objectives of our investments in money market funds, U.S. government bonds and short term deposits is to fund our cash requirements in the ordinary course of business and preserve principal. We do not enter into investments for trading or speculative purposes.

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

If the New Israeli Shekel had strengthened by 10% against the U.S. dollar, it would have decreased our cash flows by approximately $32 million in the six months ended June 29, 2024. If the New Israeli Shekel had strengthened by 10% against the U.S. dollar, it would have decreased our cash flows by approximately $14 million in the six months ended July 1, 2023. This exposure to U.S. dollar / New Israeli Shekel exchange rates in comparative period results from the three months ended July 1, 2023, since in the first quarter of 2023 we were still affected by the hedging program with Intel and therefore the effect of the exchange rates would not have had a material impact on our cash flows.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 12, 2024, the court consolidated the McAuliffe case with a substantively identical case, Le v. Mobileye Global Inc., et al., 1:24-CV-01390 (S.D.N.Y.), appointed a lead plaintiff, and set an initial schedule for the consolidated case. We intend to defend the matter vigorously. No provision was recorded in the financial statements as of June 29, 2024.

U.S. Derivative Action

On April 12, 2024, a derivative lawsuit was filed against the members of the Mobileye Board of Directors and Intel Corporation, in its capacity as Mobileye’s controlling shareholder. Mobileye was also named as a nominal defendant. The complaint principally asserts claims for breach of fiduciary duty and unjust enrichment based on alleged failures to take steps to prevent the Company from making allegedly false and misleading statements concerning the build-up of excess inventory by certain Tier 1 Mobileye customers. The complaint also asserts a claim for violation of Section 14(a) of the Securities Exchange Act of 1934 based on alleged misstatements and omissions in Mobileye’s 2023 proxy statement. The complaint seeks unspecified damages and other relief. Since May 24, 2024, the derivative action has been stayed by the court pending resolution of the anticipated motion to dismiss in the consolidated securities action.

On June 27, 2024, an additional derivative lawsuit was filed in the United States District Court for the Southern District of New York against certain members of the Mobileye Board of Directors, certain of Mobileye’s current and former officers, and Intel Corporation, in its capacity as Mobileye’s controlling shareholder. Mobileye was also named as a nominal defendant. On July 9th, this derivative action was consolidated with the derivative action originally filed on April 12, 2024 and the consolidated derivative action was stayed by the court pending resolution of the anticipated motion to dismiss in the consolidated securities action. We intend to defend the derivative claims vigorously. No provision for the consolidated derivative action was recorded in the financial statements as of June 29, 2024.

U.S. Patent Litigation

On January 26, 2024, Facet Technology Corp. (“Facet”) sued Mobileye in the U.S. District Court for the Eastern District of Texas for allegedly infringing two patents. Captioned Facet Technology Corp. v. Mobileye Global, Inc., the complaint alleges that certain Mobileye products directly and indirectly infringe both patents. The complaint seeks unspecified damages, a permanent injunction, and attorneys’ fees and costs. We have moved to dismiss the complaint for improper venue and await a ruling. In the meantime, we intend to defend the matter vigorously. No provision was recorded in the financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sale of Unregistered Securities

There were no sales of unregistered equity securities during the three months ended June 29, 2024.

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
101*

The following financial statements from Mobileye Global Inc.’s Quarterly Report on Form 10-Q for the three months ended June 29, 2024, filed with the Securities and Exchange Commission on August 7, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mobileye Global Inc.
Date: August 7, 2024
	By:	/s/ Professor Amnon Shashua
Professor Amnon Shashua
Chief Executive Officer, President and Director (Principal Executive Officer)

	By:	/s/ Moran Shemesh Rojansky
Moran Shemesh Rojansky
Chief Financial Officer (Principal Financial and Accounting Officer)