Form 10-Q
period 2024-09-28
Mobileye Global Inc.
filed 2024-10-31
CIK 1910139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2024

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

There were 99,548,127 shares of Class A common stock, $0.01 par value, outstanding at October 24, 2024.

MOBILEYE GLOBAL INC.

FORM 10-Q

For the quarterly period ended September 28, 2024

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

Part 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOBILEYE GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 28,	December 30,
U.S. dollars in millions	2024	2023
Assets
Current assets
Cash and cash equivalents	$1,293	$1,212
Trade accounts receivable, net	223	357
Inventories	457	391
Other current assets	126	106
Total current assets	2,099	2,066
Non-current assets
Property and equipment, net	461	447
Intangible assets, net	1,720	2,053
Goodwill	8,200	10,895
Other long-term assets	123	116
Total non-current assets	10,504	13,511
TOTAL ASSETS	$12,603	$15,577
Liabilities and Equity
Current liabilities
Accounts payable and accrued expenses	$166	$229
Employee related accrued expenses	105	87
Related party payable	53	39
Other current liabilities	38	48
Total current liabilities	362	403
Non-current liabilities
Long-term employee benefits	62	56
Deferred tax liabilities	50	148
Other long-term liabilities	51	46
Total non-current liabilities	163	250
Contingencies (see note 11)
TOTAL LIABILITIES	$525	$653
Equity
Class A common stock: $0.01 par value; 4,000,000,000 shares authorized; shares issued and outstanding: 99,548,127 as of September 28, 2024 and 94,652,348 as of December 30, 2023	1	1
Class B common stock: $0.01 par value; 1,500,000,000 shares authorized; shares issued and outstanding: 711,500,000 as of September 28, 2024 and December 30, 2023	7	7
Additional paid-in capital	15,059	14,886
Retained earnings (accumulated deficit)	(2,989)	30
TOTAL EQUITY	12,078	14,924
TOTAL LIABILITIES AND EQUITY	$12,603	$15,577

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MOBILEYE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three months ended		Nine months ended
	September 28,	September 30,	September 28,	September 30,
U.S. dollars in millions, except per share amounts	2024	2023	2024	2023
Revenue	$486	$530	$1,164	$1,442
Cost of revenue	249	258	664	739
Gross profit	237	272	500	703
Research and development, net	303	218	802	664
Sales and marketing	28	28	90	90
General and administrative	18	18	52	55
Goodwill impairment	2,695	—	2,695	—
Total operating expenses	3,044	264	3,639	809
Operating income (loss)	(2,807)	8	(3,139)	(106)
Other financial income (expense), net	14	15	44	38
Income (loss) before income taxes	(2,793)	23	(3,095)	(68)
Benefit (provision) for income taxes	78	(6)	76	(22)
Net income (loss)	$(2,715)	$17	$(3,019)	$(90)
Earnings (loss) per share attributed to Class A and Class B stockholders:
Basic	$(3.35)	$0.02	$(3.74)	$(0.11)
Diluted	$(3.35)	$0.02	$(3.74)	$(0.11)
Weighted-average number of shares used in computation of earnings (loss) per share attributed to Class A and Class B stockholders (in millions):
Basic	811	806	808	804
Diluted	811	810	808	804
Net income (loss)	(2,715)	17	(3,019)	(90)
Other comprehensive income (loss)	—	—	—	9
TOTAL COMPREHENSIVE INCOME (LOSS)	$(2,715)	$17	$(3,019)	$(81)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MOBILEYE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Common Stock
				Accumulated	Retained
			Additional	Other	Earnings	Total
	Number of		paid-in	Comprehensive	(Accumulated	Shareholders’
U.S. dollars in millions, except number of shares	shares	Amount	capital	Income (Loss)	deficit)	Equity
Three Months Ended
Balance as of June 29, 2024	809	$8	$14,985	$—	$(274)	$14,719
Net income (loss)	—	—	—	—	(2,715)	(2,715)
Share-based compensation expense	—	—	79	—	—	79
Recharge to Parent for Share-based compensation	—	—	(5)	—	—	(5)
Issuance of common stock under employee share-based compensation plans	2	—	—	—	—	—
Balance as of September 28, 2024	811	$8	$15,059	$—	$(2,989)	$12,078

Balance as of July 1, 2023	806	$8	$14,842	$—	$(50)	$14,800
Net income (loss)	—	—	—	—	17	17
Share-based compensation expense	—	—	63	—	—	63
Recharge to Parent for Share-based compensation	—	—	(7)	—	—	(7)
Balance as of September 30, 2023	806	$8	$14,898	$—	$(33)	$14,873

Nine Months Ended
Balance as of December 30, 2023	806	$8	$14,886	$—	$30	$14,924
Net income (loss)	—	—	—	—	(3,019)	(3,019)
Share-based compensation expense	—	—	203	—	—	203
Recharge to Parent for Share-based compensation	—	—	(30)	—	—	(30)
Issuance of common stock under employee share-based compensation plans	5	—	—	—	—	—
Balance as of September 28, 2024	811	$8	$15,059	$—	$(2,989)	$12,078

Balance as of December 31, 2022	802	$9	$14,737	$(9)	$57	$14,794
Net income (loss)	—	—	—	—	(90)	(90)
Other comprehensive income (loss), net	—	—	—	9	—	9
Share-based compensation expense	—	—	190	—	—	190
Recharge to Parent for Share-based compensation	—	—	(29)	—	—	(29)
Issuance of common stock under employee share-based compensation plans	4	—	—	—	—	—
Secondary offering	—	*	—	—	—	*
Balance as of September 30, 2023	806	$8	$14,898	$—	$(33)	$14,873

*Rounding of Class A and Class B share amounts due to Secondary offering.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MOBILEYE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended
	September 28,	September 30,
U.S. dollars in millions	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,019)	$(90)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	46	24
Share-based compensation	203	190
Amortization of intangible assets	333	362
Goodwill impairment	2,695	—
Exchange rate differences on cash and cash equivalents	2	9
Deferred income taxes	(98)	(13)
Interest with related party, net	—	16
Other	1	(1)
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts receivable	113	6
Decrease (increase) in other current assets	7	16
Decrease (increase) in inventories	(66)	(241)
Increase (decrease) in accounts payable, accrued expenses and related party payable	(55)	21
Increase (decrease) in employee-related accrued expenses and long term benefits	24	(12)
Increase (decrease) in other current liabilities	10	(5)
Decrease (increase) in other long term assets	(5)	3
Increase (decrease) in other long term liabilities	5	—
Net cash provided by (used in) operating activities	196	285
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(68)	(75)
Purchases of debt and equity investments	(32)	—
Maturities and sales of debt and equity investments	2	—
Net cash provided by (used in) investing activities	(98)	(75)
CASH FLOWS FROM FINANCING ACTIVITIES
Share-based compensation recharge	(16)	(29)
Net cash provided by (used in) financing activities	(16)	(29)
Effect of foreign exchange rate changes on cash and cash equivalents	(2)	(9)
Increase (decrease) in cash, cash equivalents and restricted cash	80	172
Balance of cash, cash equivalents and restricted cash, at beginning of year	1,226	1,035
Balance of cash, cash equivalents and restricted cash, at end of period	$1,306	$1,207
Supplementary non-cash investing and financing activities:
Non-cash purchase of property and equipment	$9	$5
Non-cash share based compensation recharge	14	—
Supplemental cash flow information:
Cash received (paid) for income taxes, net of refunds	$(20)	$(45)
Interest received from related party	—	16

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

Intel Corporation (“Intel” or the “Parent”) directly or indirectly hold all of the Class B common stock of Mobileye, which as of September 28, 2024, represents approximately 87.7% of our outstanding common stock and 98.6% of the voting power of our common stock.

Operations in Israel

On October 7, 2023, Hamas launched a series of attacks on civilian and military targets in Southern and Central Israel, to which the Israel Defense Forces have responded. In addition, both Hezbollah and the Houthi movement have attacked military and civilian targets in Northern Israel, to which Israel has responded, including through increased air and ground operations in Lebanon. In addition, the Houthi movement has attacked international shipping lanes in the red sea. Further, on April 13, 2024, and on October 1, 2024, Iran launched a series of drone and missile strikes against Israel, to which Israel has responded. How long and how severe the current conflict in Gaza, Northern Israel, Lebanon or the broader region becomes is unknown at this time and any continued clash among Israel, Hamas, Hezbollah, Iran or other countries or militant groups in the region may escalate in the future into a greater regional conflict. To date our operations and financial results have not been materially affected, although as of October 24, 2024 approximately 8.3% of our employees have been called to reserve duty in the Israel Defense Forces. We expect that the current conflict in the Gaza Strip, Lebanon and the security escalation in Israel will not have a material impact on our business results in the short term. However, since this is an event beyond our control, its continuation or cessation may affect our expectations. We continue to monitor political and military developments closely and examine the consequences for our business, results of operations and financial condition.

Other events during the reporting period

On March 18, 2024, the Company announced the winding down of the Aftermarket Solutions Unit that provides retrofitted advanced driver assistance technology. This decision was made following a thorough review of this unit’s business prospects and investment needs showing that since automakers and other vehicle manufacturers have steadily increased the rate at which integrated ADAS solutions are installed on new vehicles, the demand and future addressable market for retrofitted ADAS solutions has declined. As a result, this division has seen its revenues decline meaningfully, and in recent years has not positively contributed to Mobileye’s profitability. The plan for winding down of the Aftermarket Solutions Unit resulted in a reduction in workforce of over 100 employees worldwide. The termination costs are in the amount of approximately $4 million, which was recognized as an expense in the nine months ended September 28, 2024.

On September 9, 2024, the Company announced the winding down of the Lidar R&D Unit by the end of 2024 and the cessation of internal development of next-generation frequency modulated continuous wave (FMCW) lidars for use in autonomous and highly automated driving systems. The decision was based on a variety of factors, including substantial progress on the Company’s EyeQTM6-based computer vision perception, increased clarity on the performance of the Company’s internally developed imaging radar, and continued better-than-expected cost reductions in third-party time-of-flight lidar units. The plan for winding down of the Lidar R&D Unit includes a reduction in workforce of approximately 90 employees worldwide. The affected employees are entitled to additional termination costs in the amount of approximately $4.6 million which was recognized as an R&D expense in the three months ended September 28, 2024.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The results of operations for the three and nine months ended September 28, 2024 shown in this report are not necessarily indicative of the results to be expected for the full year ending 2024. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 30, 2023.

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

On an on-going basis, management evaluates its estimates, judgments, and assumptions. The most significant estimates and assumptions relate to useful lives of intangible assets, impairment assessment of intangible assets and goodwill and income taxes. A change in estimates, including a change in the overall market value of the Company, could require reassessments of the items noted above.

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

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Equity Investments

Equity investments consist of investments in marketable equity securities. Equity investments are measured and recorded at fair value with changes in fair value, whether realized or unrealized, recorded in the statement of operations. Equity investments are classified within other current assets.

Cash, cash equivalents and restricted cash

The following is a reconciliation of cash, cash equivalents and restricted cash as of each period end:

	As of
U.S. dollars in millions	September 28, 2024	December 30, 2023
Cash	$65	$58
Short term deposits	294	222
Money market funds	934	932
Restricted cash (within other current and other long-term assets)	13	14
Cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows	$1,306	$1,226

Fair value measurement

The carrying value of short term deposits classified as cash equivalents approximates their fair value due to the short maturity of these items.

The Company’s investment in money market funds is measured at fair value within Level 1 of the fair value hierarchy because they consist of financial assets for which quoted prices are available in an active market. Interest income related to money market funds for the three months ended September 28, 2024 and September 30, 2023 amounted to $12 million and $15 million, respectively; and $36 million and $35 million for the nine months ended September 28, 2024 and September 30, 2023, respectively.

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

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Participation in expenses for research and development projects are recognized on the basis of the costs incurred and are netted against research and development expenses in the condensed consolidated statements of operations and comprehensive income (loss). Research and development reimbursements of $24 million and $24 million were offset against research and development costs in the three months ended September 28, 2024 and September 30, 2023, respectively; and $72 million and $57 million were offset in the nine months ended September 28, 2024 and September 30, 2023, respectively.

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

The change in accumulated other comprehensive income (loss) relating to gains (losses) on derivatives used for hedging was as follows:

	Three Months Ended		Nine Months Ended
U.S. dollars in millions	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Amounts reclassified out of accumulated other comprehensive income (loss)	—	—	—	10
Tax effects	—	—	—	(1)
Other comprehensive income (loss), net	$—	$—	$—	$9

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

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company performs ongoing credit evaluations of its customers and has not experienced any material losses in the periods presented. The Company recognizes an allowance for credit losses for any potential uncollectible amounts. The allowance is based on various factors, including historical experience, the age of the accounts receivable balances, credit quality of the customers, and other reasonable and supportable information. This allowance consists of an amount based on overall estimated exposure for the receivable portfolio and amounts identified for specific customers. Expected credit losses are recorded as general and administrative expenses in the Company’s condensed consolidated statement of operations and comprehensive income. As of September 28, 2024 and December 30, 2023, the credit loss allowance of trade accounts receivable was not material. For the three and nine months ended September 28, 2024 and September 30, 2023, the charge-offs and recoveries in relation to the credit losses were not material.

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

NOTE 3 - OTHER FINANCIAL STATEMENT DETAILS

Inventories

	As of
U.S. dollars in millions	September 28, 2024	December 30, 2023
Raw materials	$39	$46
Work in process	—	1
Finished goods	418	344
Total inventories	$457	$391

Inventory write-downs and write-offs totaled $1 million and $2 million for the three and nine months ended September 28, 2024 and were not material for the three and nine months ended September 30, 2023.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Property and equipment

	As of
U.S. dollars in millions	September 28, 2024	December 30, 2023
Computers, electronic equipment and software	$206	$167
Vehicles	15	14
Office furniture and equipment	11	11
Buildings	323	315
Leasehold improvements	42	37
Total property and equipment, gross	$597	$544
Less: accumulated depreciation	(136)	(97)
Total property and equipment, net	$461	$447

Depreciation expenses totaled $16 million and $9 million for the three months ended September 28, 2024 and September 30, 2023, respectively; and $46 million and $24 million for the nine months ended September 28, 2024 and September 30, 2023, respectively. During the nine months ended September 28, 2024, the Company derecognized the cost and accumulated depreciation of fully depreciated assets in the amount of $7 million.

NOTE 4 - EQUITY

A.	Share-based compensation plans

Mobileye Plan

Following the Mobileye IPO in October 2022, the Company’s employees are incentivized and rewarded through the grant of the Company’s equity awards under the Mobileye Global Inc. 2022 Equity Incentive Plan (“the 2022 Plan”), which are granted for Class A shares and vest upon the satisfaction of a service-based vesting condition, mostly over service periods of three years.

Restricted Stock Units

The RSUs activity for the nine months ended September 28, 2024 for RSUs granted to Company’s employees under the 2022 Plan was as follows:

		Weighted average grant
	Number of RSUs	date fair value
	In thousands	U.S. dollars
Outstanding as of December 30, 2023	14,778	$29.5
Granted	11,957	26.8
Vested	(4,896)	29.0
Forfeited	(618)	30.2
Outstanding as of September 28, 2024	21,221	$28.1

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The RSUs activity for the three months ended September 28, 2024 for RSUs granted to Company’s employees under the 2022 Plan was as follows:

		Weighted average grant
	Number of RSUs	date fair value
	In thousands	U.S. dollars
Outstanding as of June 29, 2024	12,881	$30.9
Granted	10,386	26.8
Vested	(1,812)	40.4
Forfeited	(234)	29.3
Outstanding as of September 28, 2024	21,221	$28.1

As of September 28, 2024, the unrecognized compensation cost related to all unvested RSUs granted under the 2022 Plan, was $454 million, which is expected to be recognized as expense over a weighted-average period of 2.22 years.

Intel Plan

Prior to the Mobileye IPO, since 2017, employees of the Company had been incentivized and rewarded through the grant of Intel equity awards under Intel’s equity incentive plan which contains only a service condition. The equity awards granted generally vest over the course of three years from the grant date.

Options

Outstanding and exercisable options for Intel’s common stock under Intel’s plan as of September 28, 2024 were as follows:

	Outstanding			Exercisable
		Weighted average
	Number of	remaining	Weighted average	Number of	Weighted average
Exercise price	options	contractual life	exercise price	options	exercise price
U.S. dollars	In thousands	In years	U.S. dollars	In thousands	U.S. dollars
$ 4.0 - 21.6	58	1.3	$5.8	55	$4.8
Total	58	1.3	$5.8	55	$4.8

The option activity for the nine months ended September 28, 2024 for options granted to the Company’s employees for Intel’s common stock was as follows:

		Weighted
		average	Weighted	Aggregated
	Number of	remaining	average	intrinsic
	options	contractual Life	exercise price	value(1)
	In thousands	In years	U.S. dollars	U.S. dollars in millions
Options outstanding as of December 30, 2023	135	1.0	$31.7	$3
Exercised	(6)	—	23.9	—
Expired	(71)	—	53.6	—
Options outstanding as of September 28, 2024	58	1.3	$5.8	$1
Options exercisable as of September 28, 2024	55	1.3	$4.8	$1

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The option activity for the three months ended September 28, 2024 for options granted to the Company’s employees for Intel’s common stock was as follows:

		Weighted
		average	Weighted	Aggregated
	Number of	remaining	average	intrinsic
	options	contractual Life	exercise price	value(1)
	In thousands	In years	U.S. dollars	U.S. dollars in millions
Options outstanding as of June 29, 2024	59	$1.6	$6.1	$1
Exercised	(1)	—	21.6	—
Expired	—	—	—	—
Options outstanding as of September 28, 2024	58	1.3	$5.8	$1
Options exercisable as of September 28, 2024	55	1.3	$4.8	$1
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of Intel’s ordinary share. On September 28, 2024, Intel’s ordinary share price was $23.9. This represents the potential pre-tax amount receivable by the option holders had all option holders exercised their options as of such date.
(2)The remaining options expected to vest as of September 28, 2024 are 3 thousand options with an average weighted exercise price of $21.6.

RSUs

The RSUs activity for the nine months ended September 28, 2024 for RSUs granted to the Company’s employees for Intel’s common stock was as follows:

		Weighted average
	Number of RSUs	grant date fair value
	In thousands	U.S. dollars
Outstanding as of December 30, 2023	2,711	$44.4
Vested	(886)	43.9
Forfeited	(92)	44.5
Outstanding as of September 28, 2024	1,733	$44.7

The RSUs activity for the three months ended September 28, 2024 for RSUs granted to the Company’s employees for Intel’s common stock was as follows:

		Weighted average
	Number of RSUs	grant date fair value
	In thousands	U.S. dollars
Outstanding as of June 29, 2024	1,913	$44.3
Vested	(151)	40.2
Forfeited	(29)	42.8
Outstanding as of September 28, 2024	1,733	$44.7

Unrecognized expenses

As of September 28, 2024, the unrecognized compensation cost related to stock options and RSUs granted under the Intel 2006 Plan was $19 million, which will be recognized over a weighted average period of 0.3 years.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Share-based compensation expense summary (for both Mobileye and Intel Plans)

Share-based compensation expenses included in the condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three months ended		Nine months ended
U.S. dollars in millions	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Cost of revenue	$—	$—	$1	$2
Research and development, net	70	53	178	158
Sales and marketing	2	2	4	6
General and administrative	7	8	20	24
Total share-based compensation	$79	$63	$203	$190

NOTE 5 - EARNINGS (LOSS) PER SHARE

The following table summarizes the calculation of basic earnings (loss) per share for the periods presented:

	Three months ended		Nine months ended
	September 28,	September 30,	September 28,	September 30,
In millions, except per share amounts	2024	2023	2024	2023
Numerator:
Net income (loss)	$(2,715)	$17	$(3,019)	$(90)
Denominator:
Weighted average common shares - basic	811	806	808	804
Dilutive effect of equity incentive awards	—	4	—	—
Weighted average common shares - diluted	811	810	808	804
Earnings (loss) per share:
Basic	(3.35)	0.02	(3.74)	(0.11)
Diluted	(3.35)	0.02	(3.74)	(0.11)

For the three months ended September 28, 2024 and September 30, 2023, the computation of diluted earnings (loss) per share attributable to common stockholders does not include 20.4 million and 5.5 million potential common shares, respectively; and 17.0 million and 14.9 million potential common shares for the nine months ended September 28, 2024 and September 30, 2023, respectively, related to restricted stock units granted under the 2022 plan to the Company’s employees, as the effect of their inclusion would have been anti-dilutive.

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

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Benefit for income tax in the nine months ended September 28, 2024 was $76 million compared to a provision of $22 million in the nine months ended September 30, 2023, mainly due to the deferred tax effect of goodwill impairment to the Mobileye reporting unit and a higher loss before income taxes in the nine months ended September 28, 2024 compared to prior year period.

The benefit for income tax in the three months ended September 28, 2024, was $78 million compared to a provision for income tax of $6 million in the three months ended September 30, 2023, mainly due to the deferred tax effect of goodwill impairment to the Mobileye reporting unit.

NOTE 7 - RELATED PARTIES TRANSACTIONS

The Company has entered into a series of related party arrangements with Intel. For further description of the arrangements refer to Note 9 of the notes to the consolidated financial statements for the year ended December 30, 2023.

Stock Compensation Recharge Agreement

The Company entered into a stock compensation recharge agreement with Intel, which requires the Company to reimburse Intel for certain amounts, net of any related withholding tax, relating to the value of share-based compensation provided to the Company’s employees for RSUs or stock options exercisable in Intel stock. The reimbursement amounts recorded as an adjustment to additional paid-in capital in the condensed consolidated statement of changes in equity were $5 million and $7 million for the three months ended September 28, 2024 and September 30, 2023, respectively and $30 million and $29 million for the nine months ended September 28, 2024 and September 30, 2023, respectively.

Lease agreements

Under lease agreements with Intel, the Company leases office space in Intel’s buildings. The costs are included in the condensed consolidated statements of operations and comprehensive income (loss) primarily on a specific and direct attribution basis. The leasing costs for the three months ended September 28, 2024 and September 30, 2023, were $0.9 million and $1.2 million, respectively and $2.1 million and $3.6 million for the nine months ended September 28, 2024 and September 30, 2023, respectively.

Other services to a related party

The Company reimbursed its Chief Executive Officer for reasonable travel related expenses incurred while conducting business on behalf of the Company. Travel related reimbursements totaled $0.3 million and $0.5 million for the three months ended September 28, 2024 and September 30, 2023, respectively and $1.4 million and $1.7 million for the nine months ended September 28, 2024 and September 30, 2023, respectively.

Administrative Services Agreement

Under the Administrative Services Agreement, Intel provides the Company with administrative and other services. The Company pays fees to Intel for the services rendered based on pricing per service agreed between the Company and Intel.

The costs incurred under this agreement for the three months ended September 28, 2024 and September 30, 2023 were $0.6 million and $1.7 million, respectively and $2.3 million and $2.9 million for the nine months ended September 28, 2024 and September 30, 2023, respectively.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The amount incurred under this agreement for the three months ended September 28, 2024 and September 30, 2023 were $1.1 million and $1.4 million, respectively and $3.3 million and $3.8 million for the nine months ended September 28, 2024 and September 30, 2023, respectively.

LiDAR Product Collaboration Agreement

The LiDAR Product Collaboration Agreement provided the terms that applied to the Company’s collaboration with Intel for the development and manufacture of a Lidar sensor system for ADAS and AV in automobiles (“LiDAR Projects”). On some of the LiDAR programs joint funding applied between Intel and Mobileye until the end of 2027 whereby Mobileye would bear its own Lidar sensor system development costs up to the first $40 million per year and Intel would bear up to $20 million per year of Mobileye’s Lidar sensor system development costs that are greater than $40 million per year.

The LiDAR Product Collaboration Agreement further provided that Intel would manufacture certain components for the Company to market and sell as part of a FMCW (frequency-modulated continuous wave) lidar sensor system solely for external environment sensing for ADAS and AV in automobiles. The price for the components Intel would manufacture for the Company would have been based on a cost-plus model. In addition, the agreement also included a profit-sharing model under which Mobileye would pay Intel a share of the gross profit for each LiDAR sensor system or components thereof, based on Intel technology, sold by Mobileye.

On September 9, 2024, Mobileye announced the cessation of further internal development of FMCW lidar and the wind down of the Lidar R&D Unit. In connection with Mobileye’s decision, Mobileye and Intel terminated the LiDAR Product Collaboration Agreement as of October 2, 2024.

There were no amounts received or receivable from Intel under this agreement for the three and nine months ended September 28, 2024.

Tax Sharing Agreement

The Tax Sharing Agreement establishes the respective rights, responsibilities and obligations of the Company and Intel after the completion of the Mobileye IPO with respect to tax matters, including the amount of cash the Company will pay to Intel for its share of the tax liability owed on the consolidated filings in which the Company or any of the Company’s subsidiaries are included, audit or other tax proceedings. On August 14, 2024, Mobileye and Intel entered into an Amended and Restated Tax Sharing Agreement, which incorporated certain clarifying amendments into the original Tax Sharing Agreement. As of September 28, 2024 and December 30, 2023, the related party payable to Intel, pursuant to the Tax Sharing Agreement was $37 million.

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

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 - IDENTIFIED INTANGIBLE ASSETS

	As of
	September 28, 2024			December 30, 2023
		Accumulated			Accumulated
U.S. dollars in millions	Gross Assets	Amortization	Net	Gross Assets	Amortization	Net
Developed technology	$3,705	$2,290	$1,415	$3,705	$2,008	$1,697
Customer relationships & brands	786	481	305	786	430	356
Total	$4,491	$2,771	$1,720	$4,491	$2,438	$2,053

The following table presents the amortization expenses recorded for these identified intangible assets and their weighted average useful lives:

	Three months ended		Nine months ended
					Weighted
	September 28,	September 30,	September 28,	September 30,	Average
U.S. dollars in millions	2024	2023	2024	2023	Useful Life
Developed technology	$94	$94	$282	$311	10
Customer relationships & brands	17	17	51	51	12
Total amortization expenses	$111	$111	$333	$362

The Company expects future amortization expenses for the next five years and thereafter to be as follows:

	Remainder
U.S. dollars in millions	of 2024	2025	2026	2027	2028	Thereafter	Total
Future amortization expenses	$111	$443	$332	$179	$176	$479	$1,720

During the third quarter of 2024, we performed an impairment assessment of intangible assets and concluded that the sum of the expected future undiscounted cash flows expected to be generated by the intangible assets is substantially above their carrying amount and therefore no impairment was identified.

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

Segment performance is the operating income/(loss) reported excluding the amortization of acquisition-related intangible assets and impairment of goodwill. The CODM uses segment performance to allocate resources (including employees and financial resources) to segments in the annual budget and forecasting process and also uses that measure to assess the segment performance. The measure of assets has not been disclosed for each segment as it is not regularly reviewed by the CODM.

The accounting policies of the individual segments are the same as those described in the summary of significant accounting policies in Note 2 to the audited consolidated financial statements for the fiscal year ended December 30, 2023.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following are segment results for each period as follows:

	Three months ended September 28, 2024
			Amounts not
			allocated to
U.S. dollars in millions	Mobileye	Other	segments	Consolidated
Revenues	$475	$11	$—	$486
Cost of revenues	153	2	94	249
Research and development, net	295	8	—	303
Sales and marketing	7	4	17	28
General and administrative	17	1	—	18
Goodwill impairment	—	—	2,695	2,695
Segment performance	$3	$(4)	$(2,806)	$(2,807)
Other financial income (expense), net	—	—	—	14
Income (loss) before taxes on income	—	—	—	(2,793)
Share-based compensation	77	2	—	79
Depreciation of property and equipment	16	—	—	16

	Three months ended September 30, 2023
			Amounts not
			allocated to
U.S. dollars in millions	Mobileye	Other	segments	Consolidated
Revenues	$521	$9	$—	$530
Cost of revenues	163	1	94	258
Research and development, net	208	10	—	218
Sales and marketing	8	3	17	28
General and administrative	15	3	—	18
Segment performance	$127	$(8)	$(111)	$8
Other financial income (expense), net	—	—	—	15
Income (loss) before taxes on income	—	—	—	23
Share-based compensation	59	4	—	63
Depreciation of property and equipment	9	—	—	9

	Nine months ended September 28, 2024
			Amounts not
			allocated to
U.S. dollars in millions	Mobileye	Other	segments	Consolidated
Revenues	$1,134	$30	$—	$1,164
Cost of revenues	377	5	282	664
Research and development, net	775	27	—	802
Sales and marketing	27	12	51	90
General and administrative	46	6	—	52
Goodwill impairment	—	—	2,695	2,695
Segment performance	$(91)	$(20)	$(3,028)	$(3,139)
Other financial income (expense), net	—	—	—	44
Income (loss) before taxes on income	—	—	—	(3,095)
Share-based compensation	194	9	—	203
Depreciation of property and equipment	46	—	—	46

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Nine months ended September 30, 2023
			Amounts not
			allocated to
U.S. dollars in millions	Mobileye	Other	segments	Consolidated
Revenues	$1,417	$25	$—	$1,442
Cost of revenues	424	4	311	739
Research and development, net	633	31	—	664
Sales and marketing	30	9	51	90
General and administrative	47	8	—	55
Segment performance	$283	$(27)	$(362)	$(106)
Other financial income (expense), net	—	—	—	38
Income (loss) before taxes on income	—	—	—	(68)
Share-based compensation	175	15	—	190
Depreciation of property and equipment	24	—	—	24

Total revenues based on the country that the product was shipped to were as follows:

	Three months ended		Nine months ended
	September 28,	September 30,	September 28,	September 30,
U.S. dollars in millions	2024	2023	2024	2023
China	108	154	307	423
USA	114	122	223	295
Germany	88	98	184	267
South Korea	58	37	150	118
United Kingdom	32	31	87	108
Poland	21	22	52	64
Hungary	25	30	60	64
Czech Republic	11	11	27	41
Portugal	10	—	19	—
Rest of World	19	25	55	62
Total	$486	$530	$1,164	$1,442

We generate the majority of our revenue from the sale of our EyeQTM SoCs to OEMs through sales to Tier 1 automotive suppliers. EyeQTM SoC sales represented approximately 86% and 89% of our revenue for each of the three months ended September 28, 2024 and September 30, 2023, respectively and 83% and 90% of our revenue for each of the nine months ended September 28, 2024 and September 30, 2023, respectively.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Major Customers

Revenue from major customers that amount to 10% or more of total revenue:

	Three months ended		Nine months ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Percent of total revenues:
Customer A	28%	27%	26%	28%
Customer B	19%	26%	18%	26%
Customer C	17%	15%	15%	14%
Customer D	*	*	10%	*
Customer E	11%	*	12%	*
Customer F	*	*	10%	*
*Less than 10%

Accounts receivable balances of major customers that amount to 10% or more of total accounts receivable balance:

	As of
	September 28,	December 30,
	2024	2023
Percent of total accounts receivables balance:
Customer A	38%	44%
Customer B	15%	10%
Customer C	21%	22%
Customer D	10%	*
*Less than 10%

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

The following tables summarize the Company’s marketable debt securities:

	September 28, 2024
					Reported as
					Cash and cash	Other current
U.S. dollars in millions	Amortized cost	Unrealized gain	Unrealized loss	Fair value	equivalents	assets
U.S. government bonds	$20	$—	$—	$20	$—	$20
Money market funds	934	—	—	934	934	—
Total	$954	$—	$—	$954	$934	$20

	December 30, 2023
					Reported as
					Cash and cash	Other current
U.S. dollars in millions	Amortized cost	Unrealized gain	Unrealized loss	Fair value	equivalents	assets
Money market funds	$932	$—	$—	$932	$932	$—
Total	$932	$—	$—	$932	$932	$—

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Equity Investments

The fair value of equity investments which were purchased during the period and classified within other current assets, was $10 million as of September 28, 2024. Unrealized gains recorded in other financial income (expense), net for the three and nine months ended September 28, 2024 amounted to $1 million and zero million, respectively.

NOTE 11 - CONTINGENCIES

U.S. Class Action

On January 16, 2024, a putative class action captioned McAuliffe v. Mobileye Global Inc., et al., 1:24-CV-00310 (S.D.N.Y.), was filed in the United States District Court for the Southern District of New York against Mobileye and certain of its current and former officers, asserting violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with defendants’ alleged misstatements and omissions concerning the build-up of excess inventory by certain Tier 1 Mobileye customers. The complaint seeks unspecified damages and other relief on behalf of all persons and entities who purchased or otherwise acquired Mobileye securities between January 26, 2023 and January 3, 2024. On July 12, 2024, the court consolidated the McAuliffe case with a substantively identical case, Le v. Mobileye Global Inc., et al., 1:24-CV-01390 (S.D.N.Y.), appointed a lead plaintiff, and set an initial schedule for the consolidated case. On September 13, 2024, the lead plaintiff filed an amended complaint, which among other actions named another current officer as a defendant and modified the class period to January 26, 2023 until August 8, 2024. On October 25, 2024, Mobileye and the other named defendants jointly filed a motion to dismiss. We intend to defend the matter vigorously. No provision was recorded in the financial statements as of September 28, 2024.

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

On June 27, 2024, an additional derivative lawsuit was filed in the United States District Court for the Southern District of New York against certain members of the Mobileye Board of Directors, certain of Mobileye’s current and former officers, and Intel Corporation, in its capacity as Mobileye’s controlling shareholder. Mobileye was also named as a nominal defendant. On July 9, 2024, this derivative action was consolidated with the derivative action originally filed on April 12, 2024 and the consolidated derivative action was stayed by the court pending resolution of the anticipated motion to dismiss in the consolidated securities action. We intend to defend the derivative claims vigorously. No provision for the consolidated derivative action was recorded in the financial statements as of September 28, 2024.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 12 - GOODWILL

The following table presents the carrying amount of goodwill by segment as of September 28, 2024 and December 30, 2023.

U.S. dollars in millions	Mobileye	Other	Total
December 30, 2023	$10,784	$111	$10,895
Impairment	(2,695)	—	(2,695)
September 28, 2024	$8,089	$111	$8,200

During the third quarter of 2024, the Company performed an interim quantitative goodwill impairment analysis for the “Mobileye” reporting unit, due to a recent decline (from August) in the price of the Company’s Class A common stock, and corresponding market capitalization, as well as macroeconomic and industry factors. The quantitative assessment was performed by measuring the reporting unit’s fair value (which substantially constitutes the entire value of the Company) using the income approach, based on the expected present value of estimated future cash flows.

The fair value measurement is categorized as Level 3 within the fair value hierarchy due to the use of unobservable inputs such as financial projections, terminal growth rate, and discount rate.  The results of the impairment analysis indicated that the carrying value of the Mobileye reporting unit was in excess of its fair value. Therefore, the Company has recorded a non-cash impairment loss of $2,695 million ($2,613 million, net of tax), under “goodwill impairment” in the Condensed Consolidated Statements of Operations.

No impairment was identified for the “other” reporting unit.

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

As of September 28, 2024, our solutions had been installed in approximately 800 vehicle models (including local country, year, and other vehicle model variations), and our System-on-Chips (“SoCs”) had been deployed in approximately 190 million vehicles. We are actively working with more than 50 Original Equipment Manufacturers (“OEMs”) worldwide on the implementation of our ADAS solutions. In the nine months ended September 28, 2024, we shipped approximately 19.8 million of our systems, the substantial majority of which were EyeQTM SoCs. This represents a decrease from the approximately 25.9 million of our systems that we shipped in the nine months ended September 30, 2023.

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

Operations in Israel.

On October 7, 2023, Hamas launched a series of attacks on civilian and military targets in Southern Israel and Central Israel, to which the Israel Defense Forces have responded. In addition, both Hezbollah and the Houthi movement have attacked military and civilian targets in Israel, to which Israel has responded, including through increased air and ground operations in Lebanon. In addition, the Houthi movement has attacked international shipping lanes in the Red Sea. Further, on April 13, 2024 and on October 1, 2024, Iran launched a series of drone and missile strikes against Israel, to which Israel has responded. How long and how severe the current conflict in Gaza, Northern Israel, Lebanon or the broader region becomes is unknown at this time and any continued clash among Israel, Hamas, Hezbollah, Iran or other countries or militant groups in the region may escalate in the future into a greater regional conflict. To date, our operations have not been materially affected, although as of October 24, 2024 approximately 8.3% of our employees have been called to reserve duty in the Israel Defense Forces. We expect that the current conflict in the Gaza Strip, Lebanon and the security escalation in Israel will not have a material impact on our business results in the short term. However, since these are events beyond our control, their continuation or cessation may affect our expectations. We continue to monitor political and military developments closely and examine the consequences for our operations and assets.

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

Our close partnership with Intel exists on multiple fronts. As a result of our relationship with Intel, we have access to unique and differentiating technologies. For example, we may license certain technologies from Intel that support the design and development of our software-defined radar, including Intel’s mmWave technologies. Additionally, we intend to explore a collaboration with Intel on a technology platform to integrate our EyeQTM SoC with Intel’s market leading central compute capability, with plans to utilize Intel Foundry Services’ advanced packaging capabilities. This potential platform is intended to enable functions essential to safety, entertainment, and cloud connectivity. Intel’s strength in government affairs and policy development around the world will continue to be of significant value to us as we collaborate with regulators who are preparing frameworks to enable commercial deployment of AVs.

Key Factors Affecting Our Performance

We believe there are several important factors that have affected and that we expect to continue to affect our results of operations:

Global demand for automotive vehicles. Our business performance is related to global automotive sales and automotive vehicle production by our OEM customers. Economic conditions in North America, Europe and Asia can have a large impact on the production volume of new vehicles, and, accordingly, have an impact on our revenue. Our OEM customers’ production can vary from period to period due to global demand, market conditions and competitive conditions, geopolitical issues including trade restrictions and tariffs, as well as other factors. For example, towards the end of the first half of 2024, global automotive production forecasts weakened, which disproportionately impacted our core customers, primarily due to their continued market share losses in China. We cannot be certain of the severity and length of the continued volatility and weakness in the global automotive market, including macro-factors impacting our sales to OEMs in China, and the extent of the adverse effect that such weakness and volatility will have on our results of operations, financial condition and business in the long term. While automotive production has now recovered to approximately 2019 levels, current uncertain economic conditions and inflation may contribute to a reduction in consumer demand. In addition to economic conditions, in prior periods, including during the supply chain crisis and semi-conductor shortage of 2021 and 2022, certain Tier 1 customers increased their orders for components and parts, including our solutions, to counteract the impact of supply chain shortages for auto parts. As a result, some demand for our solutions and the corresponding revenue from these customers were shifted to earlier time periods than otherwise would have occurred absent a general supply chain shortage and inflationary environment. As a result of our standard planning process for 2024, including discussions with our Tier 1 customers, we became aware in late 2023 of significant excess inventory at our customers. This as well as lower than expected production at certain OEMs during 2023 led to the decision by our Tier 1 customers to prioritize in the first quarter of 2024 the utilization of excess inventory on hand before using new shipments to meet the demand of OEMs. We estimate that our customers used the vast majority of this excess customer inventory in the first and second quarters of 2024, in accordance with our expectations, but there is no guarantee that orders will continue to normalize. ADAS volumes have grown faster in recent years than the overall automotive market as ADAS penetration rates have increased, and we believe that we will continue to benefit from that trend. However, our revenue of $1,164 million in the nine months ended September 28, 2024 was down 19% year-over-year, primarily due to the aforementioned utilization of excess inventory by our customers during the first half of 2024. Continued or future constraint on global automotive production resulting from the effects of economic uncertainty, both global and in specific markets in which we operate, may be a limiting factor on our ability to increase revenue. We expect to continue to capitalize on our strong and collaborative relationships with OEMs and Tier 1s to expand our presence in key markets and capture the long-term growth opportunities in those markets.

Design wins with new and existing customers. Global OEMs are continuously looking for innovative ways to improve the customer appeal and safety of their vehicles. Additional program design wins for production programs are important to our future revenue growth. However, the revenue generated by each design win and the time necessary to achieve a design win can vary significantly. To achieve program design wins, we must maintain our technological leadership and continue to deliver differentiated solutions versus our competition, including in-house technologies developed by our customers, through investment in research and development. Together with Tier 1 automotive suppliers, we work closely with OEMs to understand their solution requirements and have built close long-term relationships with them extending across multiple generations of EyeQTM products, though there is no guarantee that our customers will purchase our solutions in any certain quantity or at any certain price even after we achieve design wins. For example, in the third quarter of 2024 Zeekr announced their decision to utilize their in-house system instead of SuperVisionTM for at least a major portion of production for their 001 model going forward.

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

EyeQTM SoC sales represented approximately 86% and 89% of our revenue for the three months ended September 28, 2024 and September 30, 2023, respectively, and 83% and 90% of our revenue in the nine months ended September 28, 2024 and September 30, 2023, respectively. Sales of our SuperVision™ product represented the majority of the remainder of our revenue for the three and nine months ended September 28, 2024 and also for the three and nine months ended September 30, 2023. Revenue from the sale of our EyeQTM products and SuperVision™ products is recognized at the time of product shipment from our facilities, as determined by the agreed-upon shipping terms. Our sales to any single Tier 1 automotive supplier typically cover more than one OEM and more than one production program from any OEM.

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

Goodwill Impairment

Goodwill impairment expenses consist of a non-cash impairment loss recognized for the goodwill of the "Mobileye" reporting unit in the three and nine months ended September 28, 2024, as a result of the impairment analysis the Company performed during the third quarter of 2024.

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

Results of Operations

The following table sets forth our results of operations in dollars and as a percentage of revenue for the periods indicated:

	Three months Ended				Nine months Ended
	September 28, 2024		September 30, 2023		September 28, 2024		September 30, 2023
		% of		% of		% of		% of
U.S. dollars in millions	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
Revenue	$486	100%	$530	100%	$1,164	100%	$1,442	100%
Cost of revenue	249	51%	258	49%	664	57%	739	51%
Gross profit	237	49%	272	51%	500	43%	703	49%
Operating expenses:
Research and development, net	303	62%	218	41%	802	69%	664	46%
Sales and marketing	28	6%	28	5%	90	8%	90	6%
General and administrative	18	4%	18	3%	52	4%	55	4%
Goodwill impairment	2,695	555%	—	—%	2,695	232%	—	—%
Total operating expenses	3,044	626%	264	50%	3,639	313%	809	56%
Operating income (loss)	$(2,807)	(578)%	$8	2%	$(3,139)	(270)%	$(106)	(7)%
Other financial income (expense), net	14	3%	15	3%	44	4%	38	3%
Income (loss) before income taxes	(2,793)	(575)%	23	4%	(3,095)	(266)%	(68)	(5)%
Benefit (provision) for income taxes	78	16%	(6)	(1)%	76	7%	(22)	(2)%
Net income (loss)	$(2,715)	(559)%	$17	3%	$(3,019)	(259)%	$(90)	(6)%
(1)	Includes amortization of acquired intangible assets, as follows:

	Three months Ended		Nine months Ended
U.S. dollars in millions	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Cost of revenue	$94	$94	$282	$311
Sales and marketing	17	17	51	51
Total amortization of acquired intangible assets	$111	$111	$333	$362
(2)	Includes share-based compensation expense, as follows:

	Three months ended		Nine months Ended
U.S. dollars in millions	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Cost of revenue	$—	$—	$1	$2
Research and development, net	70	53	178	158
Sales and marketing	2	2	4	6
General and administrative	7	8	20	24
Total share-based compensation	$79	$63	$203	$190

Comparison of the three and nine months ended September 28, 2024 and September 30, 2023

Revenue

In the three months ended September 28, 2024, revenue decreased by $44 million, or 8%, compared to the three months ended September 30, 2023. This decrease in revenue was primarily due to a decrease of $51 million or 11% in EyeQTM SoC revenue mostly attributable to a 9% reduction in volume resulting from a reduction in units shipped to China OEM's, as well as modest declines in overall global vehicle production. Average System Price, calculated as the sum of revenue related to EyeQTM SoC and SuperVisionTM systems divided by the number of systems delivered, decreased by 1%, due to a modestly unfavorable mix of EyeQTM feature bundles as compared to the third quarter of 2023.

In the nine months ended September 28, 2024, revenue decreased by $278 million, or 19%, compared to the nine months ended September 30, 2023. This decrease was primarily due to a decrease of $325 million, or 25%, in EyeQTM SoC revenue attributable mainly to a 24% decrease in volume resulting from the usage of meaningful excess inventory previously accumulated at our Tier 1 customers to satisfy demand in the first half of 2024. This was partially offset by an increase of $39 million in SuperVisionTM related revenue. Average System Price, calculated as the sum of revenue related to EyeQTM and SuperVisionTM systems divided by the number of systems delivered, increased by 4%, due to the higher percentage of SuperVisionTM related revenue as compared to the first nine months ended September 30, 2023.

Cost of Revenue

In the three months ended September 28, 2024, our cost of revenue decreased by $9 million, or 3% compared to the three months ended September 30, 2023. This is due to a decrease of $9 million in manufacturing costs, mainly resulting from a decrease in sales of EyeQTM SoC, as well as a cost reduction in manufacturing of SuperVisionTM systems.

In the nine months ended September 28, 2024, our cost of revenue decreased by $75 million, or 10%, compared to the nine months ended September 30, 2023. This decrease was primarily due to a decrease of $42 million in manufacturing costs mainly resulting from the decrease in sales of EyeQTM SoC and a cost reduction in SuperVisionTM systems, as well as a decrease of $29 million in amortization of intangible assets.

Gross Profit and Margin

In the three months ended September 28 2024, our gross profit decreased by $35 million, or 13% compared to the three months ended September 30, 2023. This decrease was primarily due to the reduction in sales of EyeQTM systems, partially offset by an increase in gross profit of SuperVisionTM systems, given the reduction in manufacturing costs.

In the nine months ended September 28 2024, our gross profit decreased by $203 million, or 29%, compared to the nine months ended September 30, 2023. This decrease was primarily due to reduction in sales of EyeQTM systems, partially offset by an increase in  sales of SuperVisionTM systems, as well as a decrease in amortization of intangible assets.

In the three months ended September 28 2024, our gross margin has decreased to 49% compared to 51% in the three months ended September 30, 2023. This decrease was primarily due to the impact of the flat cost attributable to amortization of intangible assets as a percentage of revenue, as well as higher EyeQ-related costs per unit given a different mix of EyeQ generations sold. This was partially offset by an increased profitability of our SuperVisionTM systems given the reduction in manufacturing costs.

In the nine months ended September 28, 2024, our gross margin has decreased to 43% compared to 49% in the nine months ended September 30, 2023. This was mainly due to the increase in the percentage of revenue attributable to SuperVisionTM, as well as a higher impact of amortization of intangible assets as a percentage of revenue. In addition, there was an increase in the average cost of our EyeQTM SoC compared to the nine months ended September 30, 2023 since we entered 2023 with an opening balance of EyeQTM SoC inventory that we previously acquired at lower-than-current prices.

Research and Development Expenses, net

Research and development expenses, net, in the three months ended September 28, 2024, increased by $85 million, or 39%, compared to the three months ended September 30, 2023. This increase was primarily due to an increase in payroll and related expenses, resulting from an increase in average research and development headcount of 369 employees, including an increase in share-based compensation, which was partially offset by military duty reserve refunds from the state of Israel. In addition, there was an increase related to investments attributable to new product development and also an increase in depreciation costs associated with the new campus and additional sites.

Research and development expenses, net, in the nine months ended September 28, 2024 increased by $138 million, or 21%, compared to the nine months ended September 30, 2023. This increase was mainly due to an increase in payroll and related expenses, resulting from an increase in average research and development headcount of 362 employees, including an increase in share-based compensation, which was partially offset by the military duty reserve refunds from the state of Israel. In addition, there was an increase related to investments attributable to new product development and also an increase in depreciation costs associated with the new campus and additional sites, partially offset by higher NRE reimbursements.

Sales and Marketing Expenses

Sales and marketing expenses remained flat in both the three and nine months ended September 28, 2024 compared to the three and nine months ended September 30, 2023.

General and Administrative Expenses

General and administrative expenses remained flat in the three months ended September 28, 2024  compared to the three months ended September 30, 2023.

General and administrative expenses in the nine months ended September 28, 2024 decreased by $3 million or 5%, compared to the nine months ended September 30, 2023. This decrease was mainly due to a decrease in share-based compensation expenses.

Goodwill Impairment

Goodwill impairment expenses were $2,695 million in the three and nine months ended September 28, 2024 and zero in the three and nine months ended September 30, 2023. During the third quarter of 2024, the Company performed an interim quantitative goodwill impairment analysis for the "Mobileye" reporting unit, resulting in a non-cash impairment loss. For further details, refer to Note 12 to the Condensed Consolidated Financial Statements included in this report.

Other Financial Income (expense), net

Other financial income, net, in the three months ended September 28, 2024 decreased by $1 million, or 7%, compared to the three months ended September 30, 2023. This decrease was mainly due to exchange rate differences expense, partially offset by interest earned on short term bank deposits and fair value revaluation of equity investments.

Other financial income, net, in the nine months ended September 28, 2024 increased by $6 million, or 16%, compared to the nine months ended September 30, 2023. This increase was mainly due to interest earned on short term bank deposits and a slight increase in interest earned on investment in money market funds.

Benefit (Provision) for Income Tax

In the three months ended September 28, 2024 benefit for income tax was $78 million, compared to a $6 million provision for income tax in the three months ended September 30, 2023. The change is mainly due to the deferred tax effect of goodwill impairment to the Mobileye reporting unit.

In the nine months ended September 28, 2024, benefit for income tax was $76 million, compared to a $22 million provision for income tax in the nine months ended September 30, 2023. The change is mainly due to the deferred tax effect of goodwill impairment to the Mobileye reporting unit, as well as higher loss before income taxes.

Liquidity and Capital Resources

We believe we have sufficient sources of funding to meet our business requirements and plans for the next 12 months and in the longer term. Cash generated by operations is our primary source of liquidity for funding our strategic business requirements.

Our primary uses of funds have been for funding increases in headcount in our research and development departments, investments attributable to new product development, as well as for funding our capital expenditures. Our capital expenditures have related mainly to data storage and other research and development projects related equipment and the construction of our new sites and campus and were $68 million and $75 million for the nine months ended September 28, 2024 and September 30, 2023, respectively.

To fund our cash requirements in the ordinary course of business, we anticipate that we will continue to primarily rely on operating cash flows, supplemented by our total cash and cash equivalents. We expect our total capital expenditures for 2024 to be relatively flat compared to our total capital expenditures in 2023. We continue to invest in equipment related to the development of our next generation products. Our future capital requirements will depend on many factors, including our growth rate and the timing and extent of operating expenses.

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

Cash Flows

The following table sets forth certain consolidated statements of cash flow data:

	Nine months ended
U.S. dollars in millions	September 28, 2024	September 30, 2023
Net cash provided by operating activities	$196	$285
Net cash provided by (used in) investing activities	(98)	(75)
Net cash provided by (used in) financing activities	(16)	(29)
Effect of foreign exchange rate changes on cash and cash equivalents	(2)	(9)
Increase in cash, cash equivalents and restricted cash	$80	$172

Operating activities

For the nine months ended September 28, 2024 compared to the nine months ended September 30, 2023, the $89 million decrease in cash provided by operating activities was mainly due to an increase of $2,929 million in net loss, partially offset by $2,695 million of non-cash goodwill impairment loss as well as a decrease in accounts receivable due to reduction in revenue and a lower increase in inventories compared to prior year period during which the company rebuilt its strategic inventory of EyeQ chips.

Investing activities

Net cash used in investing activities in the nine months ended September 28, 2024 was $98 million, consisting mostly of capital expenditures and purchases of debt and equity investments.

Net cash used in investing activities in the nine months ended September 30, 2023 was $75 million consisting of capital expenditures.

Financing activities

Net cash used in financing activities in the nine months ended September 28, 2024 and the nine months ended September 30, 2023 was $16 million and $29 million, respectively, consisting of share-based compensation recharge payments made to Intel.

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

Severance pay liability increased from $56 million as of December 30, 2023, to $62 million as of September 28, 2024, reflecting mainly the impact of annual salary increases.

Lease liabilities

We have lease agreements for vehicles and offices. We lease office space in various locations in Israel and around the world including USA, Germany and China. All leases are operating leases with fixed payment terms where some of the leases include annual increases to lease payments based on an index or a rate. Lease liabilities, representing the present value of future lease payments, have increased from $51 million as of December 30, 2023 to $53 million as of September 28, 2024, reflecting mainly new lease contracts and amendments to existing agreements, partially offset by the progress in lease payments for existing arrangements.

Indebtedness

We have several bank guarantees aggregating approximately $10 million as of September 28, 2024 (denominated in New Israeli Shekels) mainly in connection with lease agreements and import of vehicles.

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

Our non-GAAP financial measures reflect adjustments for amortization charges for our acquisition-related intangible assets, share-based compensation expense, impairment of goodwill as well as the related income tax effects where applicable. We exclude amortization charges for our acquisition-related intangible assets for purposes of calculating certain non-GAAP measures, although revenue is generated, in part, by these intangible assets, to eliminate the impact of these non-cash charges that are inconsistent in size and are significantly impacted by the timing and valuation of our acquisitions. These amortization charges relate to intangible assets consisting of developed technology, customer relationships, and brands as a result of Intel’s acquisition of Mobileye in 2017 and the acquisition of Moovit in 2020. We believe that the exclusion of share-based compensation expense is appropriate because it eliminates the impact of non-cash expenses for equity-based compensation costs that are based upon valuation methodologies and assumptions that vary over time, and the amount of the expense can vary significantly between companies due to factors that are unrelated to their core operating performance and that can be outside of their control. Although we exclude share-based compensation expenses from our non-GAAP measures, equity compensation has been, and will continue to be, an important part of our future compensation strategy and a significant component of our future expenses, and may increase in future periods. We believe that the exclusion of goodwill impairment is appropriate because it does not reflect our core operating performance, and excluding such non-cash impairment loss facilitates a useful evaluation of our performance and comparisons to past operating results.

Adjusted Gross Profit and Margin

We define Adjusted Gross Profit as gross profit presented in accordance with GAAP, excluding amortization of acquisition related intangibles, and share-based compensation expense. Adjusted Gross Margin is calculated as Adjusted Gross Profit divided by total revenue.

Set forth below is the reconciliation of gross profit to Adjusted Gross Profit and the calculations of gross margin and Adjusted Gross Margin:

	Three months Ended				Nine months Ended
	September 28, 2024		September 30, 2023		September 28, 2024		September 30, 2023
U.S. dollars in millions	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Gross profit and margin	$237	49%	$272	51%	$500	43%	$703	49%
Add: Amortization of acquired intangible assets	94	19%	94	18%	282	24%	311	22%
Add: Share-based compensation expense	—	—%	—	—%	1	—%	2	—%
Adjusted gross profit and margin	$331	68%	$366	69%	$783	67%	$1,016	70%

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

Our Adjusted Gross Margin decreased from 69% for the three months ended September 30, 2023 to 68% for the three months ended September 28, 2024, primarily due to higher EyeQ-related costs per unit given a different mix of EyeQ generations sold.  In addition, an increase in the percentage of revenue attributable to SuperVisionTM was partially offset by an increase in SuperVisionTM gross margin given the reduction in manufacturing costs.

Our Adjusted Gross Margin decreased from 70% for the nine months ended September 30, 2023 to 67% for the nine months ended September 28, 2024. The decrease was primarily due to the increase in the percentage of revenue attributable to SuperVisionTM. In addition there was an increase in the cost of our EyeQTM SoCs compared to the nine months ended September 30, 2023 since we entered 2023 with an opening balance of EyeQTM SoC inventory that we previously acquired at lower-than-current prices. This cost increase was partially offset by an increase in  SuperVisionTM gross margin given the reduction in manufacturing costs.

Adjusted Operating Income (Loss) and Margin

We define Adjusted Operating Income (loss) as operating income (loss) presented in accordance with GAAP, adjusted to exclude amortization of acquisition related intangibles, share-based compensation expenses and impairment of goodwill. Operating margin is calculated as operating income (loss) divided by total revenue, and Adjusted Operating Margin is calculated as Adjusted Operating Income (Loss) divided by total revenue.

Set forth below is the reconciliation of operating income (loss) to Adjusted Operating Income (Loss) and the calculations of Operating Margin and Adjusted Operating Margin:

	Three months Ended				Nine months Ended
	September 28, 2024		September 30, 2023		September 28, 2024		September 30, 2023
U.S. dollars in millions	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Operating income (loss) and operating margin	$(2,807)	(578)%	$8	2%	$(3,139)	(270)%	$(106)	(7)%
Add: Amortization of acquired intangible assets	111	23%	111	21%	333	29%	362	25%
Add: Share-based compensation expense	79	16%	63	12%	203	17%	190	13%
Add: goodwill impairment	2,695	555%	—	—%	2,695	232%	—	—%
Adjusted operating income and margin	$78	16%	$182	34%	$92	8%	$446	31%

The three months ended September 28, 2024 ended with an operating loss of $2,807 million compared to a $8 million operating income in the three months ended September 30, 2023. The increase in operating loss was mainly due to the goodwill impairment loss recognized this quarter.

The nine months ended September 28, 2024 ended with an operating loss higher by $3,033 million compared to the nine months ended September 30, 2023, mainly due to the goodwill impairment loss recognized this quarter.

Our Adjusted Operating Income decreased by $104 million in the three months ended September 28, 2024 compared to the three months ended September 30, 2023, and by $354 million in the nine months ended September 28, 2024 compared to the nine months ended September 30, 2023. The decrease in both periods was mainly due to an increase in operating expenses and a reduction in revenue.

Our Adjusted Operating Margin decreased from 34% for the three months ended September 30, 2023 to 16% for the three months ended September 28, 2024. Our Adjusted Operating Margin decreased from 31% for the nine months ended September 30, 2023 to 8% for the nine months ended September 28, 2024. The decrease in both periods is mainly due to higher operating expenses on a lower revenue base, in addition to the lower Adjusted Gross Margin.

Adjusted Net Income (Loss)

We define Adjusted Net Income (Loss) as net income (loss) presented in accordance with GAAP, adjusted to exclude amortization of acquisition related intangibles, share-based compensation expense, and impairment of goodwill as well as the related income tax effects. Income tax effects have been calculated using the applicable statutory tax rate for each adjustment taking into consideration the associated valuation allowance impacts. The adjustment for income tax effects consists primarily of the deferred tax impact of the amortization of acquired intangible assets and impairment of goodwill.

Set forth below is the reconciliation of net income (loss) to Adjusted Net Income (Loss):

	Three months Ended				Nine months Ended
	September 28, 2024		September 30, 2023		September 28, 2024		September 30, 2023
U.S. dollars in millions	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Net income (loss)	$(2,715)	(559)%	$17	3%	$(3,019)	(259)%	$(90)	(6)%
Add: Amortization of acquired intangible assets	111	23%	111	21%	333	29%	362	25%
Add: Share-based compensation expense	79	16%	63	12%	203	17%	190	13%
Add: Expenses related to the IPO	—	—%	—	—%	—	—%	—	—%
Add: goodwill impairment	2,695	555	—	—	2,695	232	—	—%
Less: Income tax effects	(93)	(19)%	(10)	(2)%	(114)	(10)%	(31)	(2)%
Adjusted net income	$77	16%	$181	34%	$98	8%	$431	30%

The three months ended September 28, 2024 ended with a net loss of $2,715 million compared to a $17 million net income in three months ended September 30, 2023. Our net loss increased by $2,929 million in the nine months ended September 28, 2024, compared to the nine months ended September 30, 2023. The increase in net loss in both periods is mainly due to the goodwill impairment loss recognized this quarter.

Our Adjusted Net Income decreased by $104 million in the three months ended September 28, 2024, compared to the three months ended September 30, 2023. Our Adjusted Net Income decreased by $333 million in the nine months ended September 28, 2024, compared to the nine months ended September 30, 2023. The decrease in both periods is primarily due to higher operating expense and lower revenue.

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

During the third quarter of 2024, the Company performed an interim quantitative goodwill impairment analysis for the "Mobileye" reporting unit due to the recent decline in the share price of the Company's Class A common stock and the corresponding decline in market capitalization, as well as macroeconomic and industry factors. The quantitative impairment test estimates the fair value of the reporting unit using an income approach. Significant inputs and assumptions incorporated in the valuation include business projections, estimated costs, terminal growth rate, and discount rate based on the reporting unit’s weighted average cost of capital.

The Company also assesses the reasonableness of the estimated fair value of the reporting unit by comparison to its market capitalization, including consideration of expected acquirer synergies, control premium, and the current market.

The results of the impairment analysis indicate that the fair value of the Mobileye reporting unit is below its carrying amount and therefore a non-cash impairment loss of $2,695 million ($2,613 million, net of tax), was recognized in the Condensed Consolidated Statements of Operations.

A 1% increase in the discount rate and a 0.5% decrease in terminal growth rate would result in an additional impairment of $1,493 million and $465 million, respectively.

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

Interest Rate Risk

Our investments in money market funds, U.S. government bonds and short term deposits are subject to market risk due to changes in interest rates, which may affect our interest income and fair market value of our investments. To minimize this risk, we invest in highly liquid short term U.S. government bonds and in institutional investors money market funds, which consist of high-grade securities. Our short term deposits are redeemable upon demand and held in banks domiciled in the U.S. and Europe, as well as in Israel. As of September 28, 2024 and December 30, 2023, our investment in money market funds was $934 million and $932 million, respectively; our U.S. government bonds were $20 million and $0 million, respectively; and our short term deposits were $294 million and $222 million, respectively.

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

If the New Israeli Shekel had strengthened by 10% against the U.S. dollar, it would have decreased our cash flows by approximately $51 million in the nine months ended September 28, 2024. If the New Israeli Shekel had strengthened by 10% against the U.S. dollar, it would have decreased our cash flows by approximately $29 million in the nine months ended September 30, 2023. This exposure to U.S. dollar / New Israeli Shekel exchange rates in comparative period results from the second and third quarters of 2023, since in the first quarter of 2023 we were still affected by the hedging program with Intel and therefore the effect of the exchange rates would not have had a material impact on our cash flows.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 12, 2024, the court consolidated the McAuliffe case with a substantively identical case, Le v. Mobileye Global Inc., et al., 1:24-CV-01390 (S.D.N.Y.), appointed a lead plaintiff, and set an initial schedule for the consolidated case. On September 13, 2024, the lead plaintiff filed an amended complaint, which among other actions named another current officer as a defendant and modified the class period to January 26, 2023 until August 8, 2024. On October 25, 2024, Mobileye and the other named defendants jointly filed a motion to dismiss. We intend to defend the matter vigorously. No provision was recorded in the financial statements as of September 28, 2024.

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

On June 27, 2024, an additional derivative lawsuit was filed in the United States District Court for the Southern District of New York against certain members of the Mobileye Board of Directors, certain of Mobileye’s current and former officers, and Intel Corporation, in its capacity as Mobileye’s controlling shareholder. Mobileye was also named as a nominal defendant. On July 9th, this derivative action was consolidated with the derivative action originally filed on April 12, 2024 and the consolidated derivative action was stayed by the court pending resolution of the anticipated motion to dismiss in the consolidated securities action. We intend to defend the derivative claims vigorously. No provision for the consolidated derivative action was recorded in the financial statements as of September 28, 2024.

U.S. Patent Litigation

On January 26, 2024, Facet Technology Corp. (“Facet”) sued Mobileye in the U.S. District Court for the Eastern District of Texas for allegedly infringing two patents. Captioned Facet Technology Corp. v. Mobileye Global, Inc., the complaint alleges that certain Mobileye products directly and indirectly infringe both patents. The complaint seeks unspecified damages, a permanent injunction, and attorneys’ fees and costs. We have moved to dismiss the complaint for improper venue and await a ruling. We intend to defend the matter vigorously. No provision was recorded in the financial statements as of September 28, 2024.

Item 1A. Risk Factors

There have been no material changes to the risk factors as disclosed in our 2023 Form 10-K. The risks described in the section entitled “Item 1A. Risk Factors” in our 2023 Form 10-K could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our Class A common stock could decline. These risk factors do not identify all risks that we face. Our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. Refer also to the other information set forth elsewhere herein, including the sections entitled “Forward-Looking Statements”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and our Consolidated Condensed Financial Statements and related Notes thereto.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sale of Unregistered Securities

There were no sales of unregistered equity securities during the three months ended September 28, 2024.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.7	Amended and Restated Tax Sharing Agreement between Mobileye Global Inc. and Intel Corporation dated August 14, 2024.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer of Mobileye Global Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the Chief Financial Officer of Mobileye Global Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

The following financial statements from Mobileye Global Inc.’s Quarterly Report on Form 10-Q for the three months ended September 28, 2024, filed with the Securities and Exchange Commission on October 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mobileye Global Inc.
Date: October 31, 2024
	By:	/s/ Professor Amnon Shashua
Professor Amnon Shashua
Chief Executive Officer, President and Director (Principal Executive Officer)

	By:	/s/ Moran Shemesh Rojansky
Moran Shemesh Rojansky
Chief Financial Officer (Principal Financial and Accounting Officer)