Form 10-K
period 2024-12-28
Mobileye Global Inc.
filed 2025-02-13
CIK 1910139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001-41501

Mobileye Global Inc.

(Exact name of registrant as specified in its charter)

DE	88-0666433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o Mobileye B.V. Har Hotzvim, 1 Shlomo Momo HaLevi Street Jerusalem, Israel	9777015
(Address of principal executive offices)	(Zip Code)
+972-2-541-7333 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.01 par value per share	MBLY	Nasdaq Global Select Market

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

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 29, 2024, based upon the closing price of the common stock as reported by the Nasdaq Global Select Market on June 29, 2024, was $2.69 billion. 100,226,477 shares of Class A common stock and 711,500,000 shares of Class B common stock were outstanding as of January 31,2025.

Portions of the Mobileye Global Inc. 2025 definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 28, 2024, are incorporated by reference in Part III of this Form 10-K.

Mobileye Global Inc.

i

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

Forward-looking statements contained in this Annual Report on Form 10-K may include, but are not limited to, statements about:

●	future business, social and environmental performance, goals and measures;
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

We have a 52- or 53-week fiscal year that ends on the last Saturday in December. Fiscal years 2024 and 2023 were 52-week fiscal years; fiscal year 2022 was a 53-week fiscal year. The additional week in fiscal year 2022 was added to the first quarter, which consisted of 14 weeks. Any references to our performance for the years 2024, 2023 and 2022 are references to our fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively, and all references to our financial condition as of the end of 2024 and 2023 are references to the end of such fiscal years. Certain amounts, percentages, and other figures presented in this report have been subject to rounding adjustments. Accordingly, figures shown as totals, dollars, or percentage amounts of changes may not represent the arithmetic summation or calculation of the figures that precede them.

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

While today ADAS is central to the advancement of automotive safety, we believe that an evolutionary path toward fully autonomous vehicles is the future of mobility. While still nascent, full autonomy - where a human is not actively engaged in driving the vehicle for extended periods of time - requires the autonomous driving solution to be capable of navigating any environment in any condition at any time. The ability to drive autonomously not only requires a substantial amount of data, but also a robust technology platform that optimizes both precision (i.e., safety) and recall (i.e., availability) without compromise, and can withstand the validation and audit process of global regulatory bodies. Further, the autonomous driving solution needs to be produced at a cost that makes it affordable. We are building our technology platform to address these fundamental and significant challenges in order to enable a full spectrum of solutions, from ADAS to autonomous driving, with several incremental steps in between.

We believe that our industry-leading technology platform, built upon over 20 years of research, development, data collection and validation, and purpose-built software and hardware design, gives us a differentiated ability to not only deliver excellent safety ratings and maintain a leadership position with our ADAS solutions, but also to make the mass deployment of autonomous driving solutions a reality. We also believe that the breadth of our solutions, combined with our global customer base, represents a significant market opportunity for us. Our platform is efficient and modular by design, enabling our customers to productize our most advanced solutions today and then leverage those investments to launch even more advanced systems in a modular and incremental manner. Our solutions are also highly customizable, which allows our customers to benefit from the core technology supporting our advanced solutions while also augmenting and differentiating their offerings.

We have experienced significant growth since our founding. For 2024, 2023 and 2022, our revenue was $1.7 billion, $2.1 billion and $1.9 billion, respectively, representing a year-over-year decrease of 20% in 2024 compared to 2023 primarily due to a significant drawdown of excess inventory at our Tier 1 customers and a reduction in volumes shipped to China in 2024. We currently derive substantially all of our revenue from our commercially deployed ADAS solutions. We recorded net losses of $3,090 million, $27 million and $82 million in 2024, 2023 and 2022, respectively, with the net loss in 2024 primarily being the result of recording a $2,695 million ($2,613 million, net of tax) non-cash impairment of goodwill in the third quarter of 2024. Our Adjusted Net Income for 2024, 2023 and 2022 was $205 million, $659 million and $605 million, respectively. Adjusted Net Income is a non-GAAP financial measure; see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” for a reconciliation of Adjusted Net Income to Net Income (Loss). The adjustments to reconcile Net Income (Loss) with Adjusted Net Income are related to amortization of intangible assets, stock-based compensation expenses, impairment of goodwill, expenses related to the initial public offering of Mobileye in October 2022 (the “Mobileye IPO”) and related income tax effects where applicable. The amortization of intangible assets consisting of developed technology, customer relationships and brands, is primarily a result of Intel’s acquisition of Mobileye in 2017 and, to a lesser extent, the acquisition of Moovit in 2020.

As of December 28, 2024, our solutions have been installed in approximately 1,200 vehicle models (including local country, year, and other vehicle model variations), and our System-on-Chips (“SoCs”) have been deployed in over 200 million vehicles. We are actively working with more than 50 Original Equipment Manufacturers (“OEMs”) worldwide on the implementation of our ADAS solutions. For the year ended December 28, 2024, we shipped approximately 29.0 million of our EyeQ™ SoC and SuperVision™ systems, of which the substantial majority were EyeQ™ SoCs. This represents a decrease from approximately 37.4 million systems that we shipped in 2023, and approximately 33.7 million systems that we shipped in 2022, primarily due to a significant drawdown of excess inventory at our Tier 1 customers and a reduction in volumes shipped to China in 2024.

Over 200M Systems Shipped

35M
25M
15M
5M
2.7M
4.4M
6.4M
8.7M
12.4M
17.5M
19.3M
28.1M
33.7M
37.4M
29.0M
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024

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

Our Technology Platform is Built to Enable the Full-Stack of Autonomous Solutions

Our technology platform, which includes our software and hardware intellectual property, leverages our decades of experience as a technology leader for sensing and perception solutions for the automotive industry and our focused efforts to build highly scalable, compute-efficient and cost-efficient autonomous solutions. Our technologies are foundational to the development and deployment of our ADAS and AV capabilities. Our platform is built on five fundamental pillars:

●Computer Vision Processing. Mobileye’s history as a cutting-edge deployer of AI-based solutions in the real world starts with our expertise in computer vision processing. ADAS solutions are responsible for saving lives and must meet very high-performance metrics with extreme levels of efficiency, as well as pass increasing oversight from regulatory bodies. “Good enough” is simply not acceptable. The precision requirements for advanced solutions in the Premium ADAS and AV segments are even more exacting. We are a technology leader for computer vision technology for ADAS, largely through front camera solutions, and we have continuously enhanced our leadership position through our ability to meet the extreme performance, accuracy, and cost metrics of our OEM customers. In recent years, we have expanded our capability to enable creation of a 360-degree world-view through the processing of multiple cameras placed around the vehicle to support our portfolio of advanced solutions. Our products primarily use monocular camera processing that works accurately alone, or together with radar and lidar for redundancy. The software supporting camera processing is diverse, including end-to-end neural network processing (both 2- and 3-dimensional) and model-based techniques, among other approaches, This compound AI system structure leads to internal redundancies within the camera-based perception system that enhances precision through design. We have been responsible for many “industry first” launches using monocular vision processing, and have enhanced our computer vision capabilities over time to include multiple cameras such as the trifocal camera configuration (three cameras with different fields of view placed side-by-side facing forward), which has been in series production since 2018, and the 11-camera configuration on our Mobileye SuperVision™ solution, which was launched in late 2021.
●Road Experience Management™. Our Road Experience Management™ (“REM™”) technology generates high-precision maps to support advanced ADAS and autonomous vehicle systems from crowd-sourced data that is uploaded and analyzed in the cloud from REM™-equipped production ADAS solutions deployed on vehicles on the road. REM™ is a cloud-based system that leverages the broad installed-base of REM™-equipped vehicles to build Mobileye Roadbook™, our crowd-sourced, high-precision definition maps of roads from around the world. Our REM™ mapping system harvests small packets of Road Segment Data from various vehicle models produced by our partner OEMs that are equipped with special processing software that extracts only the relevant information necessary to support increasing levels of ADAS and autonomous driving. In 2024 alone, we collected 29.6 billion miles of road data from, based on our estimates, 3 million REM™-enabled vehicles worldwide. The Road Segment Data is uploaded to the cloud where our software automatically creates and updates a detailed and accurate model of the road. Our REM™ mapping system seamlessly creates high-precision maps from such Road Segment Data in the cloud at centimeter-level detail, which are then delivered to the edge and integrated with our computer vision engines to provide vehicles with real-time intelligence, including situational awareness, context, and foresight. Mobileye Roadbook™ was designed to provide the driving solution with a pre-aggregated representation of relevant static and slowly changing elements of the environment (road geometry, boundaries, and semantics) and temporary events such as construction zones and road debris, at a high refresh rate.

The Richness of REM™ AV Maps

Main attributes of REM™ AV maps provided in any road type:

+ Drivable paths
+ Road edge
+ Traffic light and Traffic sign to lane association
+ Yield and priority
+ Crosswalks and crosswalks relevancy
+ Stopping points and stop lines
+ Common and legal speed per lane
+ Construction areas
+ Toll areas and lane type

●Compound Artificial Intelligence Systems, including True Redundancy™. Our Compound AI structure supports precision, recall, and overall efficiency by design. While recent advancements in transformer-based architectures and Generative AI create efficiencies in learning-based systems, which Mobileye makes full use of, it also introduces shortfalls such as lack of abstraction, shortcut-learning problem, alignment issues (i.e., learning from common but incorrect data), and the long-tail problem (i.e., identifying and fixing edge cases one by one). Inevitably this approach is intended to drive high recall at the expense of precision. This inherently introduces significant risk when it comes to the complexity of real-world driving scenarios. Our solution, which aligns with the latest developments in Generative AI even in non safety-critical applications includes insertion of abstractions and an architecture with multiple levels of redundancies that support a quadratic improvement in precision through design. Insertion of abstractions can successfully convert large sets of out-of-distribution edge cases to in-distribution without the need for iterative network re-training with more and more data. Additionally, our structure includes redundancies within the computer vision stack, the fusion of mapping with real-time perception, the fusion of decomposable and end-to-end architectures, and True Redundancy™ - the fusion of independent world-views produced by separate vision and radar/lidar-based subsystems.

True Redundancy™ - The Idea Behind Lidar and Radar Development

2023 Lidar / radar subsystem

- Time-of-Flight Lidar – 360° coverage
- Advanced stock radars - 360 ° coverage
- Need both to build a sensing state

Radar
Long range Lidar
Short range Lidar

2025 Lidar / imaging radar subsystem

- 360° imaging radar cocoon and only one front facing Lidar
- Significant cost reduction that will unlock consumer hands-off/eyes-off at scale
- The enabler: "Drive by" imaging radar capabilities

Imaging radar
Lidar

When it comes to safety, our multi-faceted high-level fusion structure is governed by a Primary / Guardian / Fallback methodology (“PGF”) which can handle “majority-rule” as well as non-binary discrepancies. This technology approach supports a quadratic improvement in precision through a framework in which the system only fails if two subsystems fail concurrently. It is a critical enabler of our goal of building a fully autonomous driving-system that can be validated as safer than human-driven vehicles, devoid of unreasonable risks, and deployed in a cost-efficient manner. This approach separates our system from competitors that utilize a monolithic approach.

●Next Generation Imaging Radars. A solution targeted to complement the camera-based system with a sensor that has nearly fully-independent failure modes, supports high precision and to reduce the need for multiple expensive lidar sensors, supports cost-efficiency, a major component of recall. The in-house development of imaging radar is a key enabler of our goal of building a cost-effective fully autonomous driving-system. Our radar is expected to deliver rich point-cloud models like those customary of lidar, with far higher resolution and significantly more dynamic range than traditional radar. During 2024, these goals were validated through widespread testing of our B-sample hardware by a number of OEMs. These radars differ from legacy radar and other imaging radar development as, backed by advanced processing algorithms, they can enable an independent “sensing state” with independent failure modes than the camera-based system which supports a quadratic improvement in mean-time-between failure. Our choice to focus on the evolution of the radar modality is also related to its cost structure which is significantly below lidar sensors. We believe our custom designed imaging radars address not only the performance, but also the cost limitations of lidar-centric solutions for mass AV deployment. We have selected multiple manufacturers for this solution which is approaching start of production.
●Our Family of Purpose-Built EyeQ™ SoCs. Fundamental to our leadership position in ADAS and our ambitions to develop the most cost-efficient, high-performing AV solutions, our EyeQ™ SoCs incorporate a set of proprietary compute-acceleration models to enhance the accuracy, quality, and functional safety of our perception solutions, while minimizing the power consumption to address the requirements of the automotive market. The EyeQ™ family design also enables a scalable Electronic Control Unit (“ECU”) architecture, thereby supporting a variety of ADAS and autonomous vehicle solution architectures that meet the functional safety requirements of our customers. These solutions range from base, windshield mounted ECUs to multi-SoC central compute ECUs supported currently by EyeQ™5 High and in the near future EyeQ™6 High, which can be deployed in a scalable way to support a full suite of Premium ADAS and AV solutions.

Efficiency of our inference silicon design is a core enabler of the overall efficiency of our system, and is critical in applications like automotive which highly value packaging size and power consumption. Designing an efficient silicon architecture requires optimizing the competing factors of efficiency and flexibility. We accomplish this through the development a variety of accelerators, each of which are designed to perform specific tasks that either most favor efficiency, flexibility, or a combination of both. Successful design has led to a 10-times improvement in frames-per-second processing for EyeQ™6 High, as compared to EyeQ™5 High, despite only double the headline processing power (i.e., TOPS) and 25% higher power consumption. Based on competitive benchmarking, the EyeQ™6 High is significantly more efficient than more general purpose SoC’s that are much higher headline processing power, in terms of frames-per-second, latency, and cost. We continue to believe that, as AV solutions continue to develop, efficiency of inference silicon will be one of the most significant purchasing criteria and Mobileye has inherent advantages in this area.

Our EyeQ™5 SoCs and subsequent generations are increasingly customizable by our OEM customers, supported by our Driving Experience Platform (“DXP”). DXP is a software platform that enables automakers to develop and customize the driving experience (i.e., the OEM-unique aspect of a vehicle’s automated driving features) while utilizing Mobileye’s proven core technology perception and driving policy software (i.e., the objective, universal aspects of a vehicle’s automated driving features). This new application programming interface supports our customers’ desire to create unique products from our technology while also accelerating time-to-market and reducing overall execution risk. Importantly, this collaborative addition to our platform offer a mutually beneficial middle ground between open and closed systems which we believe is the optimal path forward.

These five pillars form the core of our highly versatile and customizable platform, which we intend to deploy with progressively increasing functionality to continue to enhance our market-leading ADAS solutions and lead the evolution to autonomous driving solutions.

The Autonomous Vehicle Revolution

Autonomous driving is one of the most difficult technological challenges facing the world today. Autonomous driving as a technological concept has been at the forefront of human imagination for decades. Since the early 2000s, a number of automotive and technology companies have invested heavily to try to make this a reality. Mobileye is leading the evolution from ADAS to autonomous driving.

Vehicle autonomy can be viewed as a spectrum that uses the same technology building blocks to power the full span of driver assist functions, ranging from those available in hundreds of car models today, through full autonomy powering robotaxis and, eventually, personal autonomous vehicles. The automotive industry breaks down this spectrum into what are known as SAE Levels 1, 2, 3, 4 and 5. We have developed our own, more user-friendly taxonomy. Each level of our taxonomy is further defined and supported by the particular operational design domain (“ODD”) for which it was designed.

First, we refer to basic driver assist features, such as automatic emergency braking or lane keeping assist, together with longitudinal control such as adaptive cruise control as “eyes-on/hands-on”. The driver is still responsible for the overall task of driving, while the system supports the human driver.

Second, “eyes-on/hands-off”. This refers to premium driver assist functions adding additional safety and comfort functionality. This functionality allows the driver to experience hands-free driving while requiring the driver’s full attention and eyes on the road.

Third, “eyes-off/hands-off”. The system controls the driving function within a specified ODD, such as highway driving, without the need for the human driver to monitor driving. If the ODD is exceeded and the driver does not reassume control, the system is capable of performing a Minimum Risk Maneuver (“MRM”) and safely stop at the roadside.

Fourth, “no driver”. When no human driver is present, e.g., a robotaxi, the system will perform a MRM when needed, including coming to a full stop, and can also contact a teleoperator for decision support, such as re-routing and rules decisions.

We believe that the path to full autonomy at scale will begin with increased proliferation of the middle category - eyes-on/hands-off premium driver assist - enabling hands-free highway driving, for example, and then will gradually extend to other types of roadways, such as rural, urban, and arterial roads. This will allow continued technological development and public trust and familiarity to grow and pave the way toward full autonomy. Our ADAS solutions, which have been deployed in over 200 million vehicles, are important building blocks for these more advanced autonomous systems. We believe the key factors in the growth of autonomous driving will be increased safety, consumer demand, and other economic and social benefits, such as increased mobility for older adults and persons with disabilities, less traffic congestion, and the reduction of land use for parking.

Our Solutions

We have utilized the technology pillars detailed above to build a robust portfolio of end-to-end ADAS and autonomous driving solutions that provide the capabilities needed for the future of autonomous driving, leveraging a comprehensive suite of purpose-built software and hardware technologies. We pioneered “base” ADAS features to meet global regulatory requirements and safety ratings with our Base ADAS solution and we have since created new categories of ADAS with our Cloud-Enhanced ADAS™, Mobileye Surround ADAS™, and SuperVision™ offerings. Additionally, we have designed a full set of eyes-off/hands-off solutions at a wide variety of price points and a spectrum of functionalities and ODDs.

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

Mobileye Product Portfolio*

Operational Design Domain (ODD)
Base/ enhanced ADAS
Front camera
Cloud enhancements
1 x EyeQ4/5/6L
Highway only
Surround ADAS™
Front + rear camera
4 parking cameras
5 radars
SV61
1 x EyeQ6H
All Road Types
SuperVision™
11 surround cams
Optional radars
SV52/62
2 x EyeQ5/6H
Highway
(on-ramp/off-ramp)
Chauffeur™
11 surround cams
Front Lidar
Front imaging radar
Surround radars
CH63
3 x EyeQ6H
All Road Types
Chauffeur™
11 surround cams
Front Lidar
Surround imaging radars
CH64
4 x EyeQ6H
Geo-fenced
All Road Types
Drive™
13 surround cams
3 long-range Lidars
Surround imaging radars
DR64
4x EyeQ6H
Driver
Tele-operations
Hands-on
Eyes-on
Hands-off
Eyes-off
Hands-off
No driver

*Availability and performance subject to a number of factors, including products' and vehicles' specifications and manuals, ODD and local law.

The chart above represents commercially deployed solutions (Base ADAS, Cloud-Enhanced ADAS™ and Mobileye SuperVision™) and solutions that we expect to be commercially deployed in the future (Mobileye Surround ADAS™, Mobileye Chauffeur™, and Mobileye Drive™).

Our End-to-End ADAS and AV Solutions

Mobileye Base ADAS

Mobileye’s Base ADAS, powered by our purpose built, on-windshield EyeQ™ SoC devices and our expertise in computer vision, brings our core ADAS solutions to millions of vehicles on the road today and is foundational to our spectrum of ADAS and autonomous vehicle solutions. Our EyeQ™ SoC provides drivers with basic safety features covered by front-facing sensing, such as collision warning, lane departure warnings, pedestrian and cyclist collision warning, headway monitoring and warning, speed limit indicator, blind spot detection, and many more. Our software algorithms and purpose-built hardware are designed to provide the driver with accurate and reliable driver assist solutions, promoting road safety.

Cloud-Enhanced ADAS™

Mobileye’s Cloud-Enhanced ADAS™ leverages crowdsourced data from millions of REM™-equipped vehicles around the globe every day, providing high-level accuracy localization via continuously updated information about the driving scene. Enhancing the existing single-camera system with crowdsourced data offers comprehensive in-path assist functionality that enables better performance and compliance even in complex or challenging circumstances. Relying on data from prior human driving activity to anticipate and adapt, our Cloud-Enhanced ADAS™ solution provides a safer, smoother, and more natural driving experience – marking a software defined leap in ADAS performance with no need for additional hardware.

Mobileye Surround ADAS™

Building on our ADAS expertise and the core of our single-camera Cloud-Enhanced ADAS™ system, we offer through our Mobileye Surround ADAS™ system the ability to meet expanded late-decade active safety requirements through the utilization, analysis, and processing of additional surround perception sensors. Mobileye Surround ADAS™ utilizes the SuperVision™ software stack, including our RSS (defined below) policy model, and is powered by a Mobileye ECU with one EyeQ™6 High SoC, which processes data from the customer’s third party sensor suite featuring up to six cameras and up to five radars. Such cameras generally consist of two long-range cameras in the front and rear, while leveraging data from four short-range surround vision cameras that are already equipped on many production vehicles today for parking visualization purposes. Additionally, Mobileye Surround ADAS™ offers eyes-on/hands-off functionality for highway ODDs by adding features like automatic lane change, front and rear collision avoidance, traffic jam assist, and a Highway Pilot function up to 130 kilometers per hour with the fidelity of a multi-camera and multi-radar sensor suite. This system also includes DXP support, which enables customers to customize the driving experience while benefiting from our industry-leading technology platform.

Mobileye SuperVision™

Mobileye SuperVision™, our eyes-on/hands-off Premium Driver Assist offering, is our most advanced driver assist system on the market and the bridge to consumer autonomous vehicles. It is designed to handle standard driving functions across various road types, offering “hands-off” navigation capabilities under certain ODDs, while still requiring the driver to pay full attention and keep eyes on the road. Derived from our autonomous vehicle research and development, Mobileye SuperVision™ leverages cloud-based enhancements such as REM™, a number of algorithmic and architectural redundancies, and our RSS policy model. The system utilizes 360-degree surround sensing with 11 third-party cameras powered (plus optional radar) processes by a turnkey ECU with two EyeQ™5 or, in the future, two EyeQ™6 SoCs. Furthermore, in addition to supervised point-to-point assisted driving, Mobileye SuperVision™ is capable of changing lanes, managing priorities, and turning in intersections as well as engaging in automated parking, preventative (i.e., evasive) steering and braking, and other Driver Assist features. This solution is further supported by OTA updates. The 11 third-party cameras (seven long range cameras and four short-range surround vision cameras) provide full surround coverage and consist of 120-degree and 28-degree cameras in the front, four 100-degree corner cameras (two front-facing and two rear-facing), a 60-degree rear camera and four wide-view 195-degree short-range cameras mounted on the side mirrors and front and rear bumpers. The mapping is powered by REM™, and integrated with computer vision perception, to create a 360-degree environmental model (subject to the availability of map data) and RSS constrains the driving decisions to be compliant with an underlying formally proven model for safe driving decisions. This offering also includes DXP, which will enable customers to control the driving experience while benefiting from our industry-leading technology platform.

Importantly, our SuperVision™ technology also serves as a bridge, or foundational technology, for Mobileye and its customers to develop a spectrum of “eyes-off/hands-off solutions with expanding ODDs. In other words, an OEM that adopts and validates SuperVision™ is taking a significant step towards consumer AV as SuperVision™ serves as a validated baseline, including a common primary ECU board, which can be leveraged to add eyes-off functionality under an increasing set of operating conditions in a modular way.

The first series production launch of this offering occurred in 2021 as Geely Group launched Mobileye SuperVision™ in its ZEEKR premium electric vehicle brand. Through the end of 2024, over 300,000 SuperVision™ systems were delivered to ZEEKR and other brands.

Mobileye Chauffeur™ and Mobileye Drive™

Mobileye Chauffeur™ is our geographically scalable eyes-off/hands-off solution for consumer vehicles in a gradually expanding ODD, combining computer vision technology with surround imaging radars and front lidar. The first generation solution will be based on three EyeQ™6 High SoCs, deployed with a primary board including two EyeQ6 High SoCs supporting full surround computer vision perception and mapping and a secondary board with an additional EyeQ6 High SoC supporting radar / lidar perception and our Compound AI fusion architecture. The primary board is common to our SuperVision™ solution which reduces the OEM’s validation burden and the dual-board setup provides functional safety redundancy. The system will provide 360-degrees of coverage through two independent and redundant sensing subsystems, along with REM™ maps, RSS, and our PGF architecture, to support optimized scalability and safety. Mobileye Chauffeur™ is expected to be capable of eyes-off/hands-off driving with a human driver still in the driver’s seat, in a gradually expanding ODD that can range from a limited ODD (e.g., highway only, up to 130kph), an ODD that we believe covers the majority of most consumers’ driving, to the more advanced ODDs that we are pursuing through this solution in subsequent generations. By using Mobileye SuperVision™ eyes-on/hands-off system as a basis for Mobileye Chauffeur™, we allow for an incremental and modular eyes-off transition from one ODD to the next. This can be done by adding more active sensors for redundancy and more compute power to the already validated and road-tested Mobileye SuperVision™. This approach gives our customers a viable, modular, and incremental path toward useful and safe consumer AV solutions.

Mobileye Drive™ is our fleet-focused end-to-end self-driving system that enables automakers, public transportation companies, and transportation network operators to offer a no-driver solution for robotaxis, ride-pooling, public transport, and goods delivery. This eyes-off/hands-off/no driver solution will build upon our core autonomous driving technologies found in Mobileye Chauffeur™ and will deliver driving functions without the need for any in-vehicle human intervention by adding teleoperability and by minimizing cases where human input would be required. Our overall turnkey self-driving solution offers an advanced ODD that can turn various vehicle configurations and solutions autonomous. Mobileye Drive™ is already being integrated, and is in the development, testing and validation stages in autonomous public transit, autonomous goods delivery and autonomous mobility-as-a-service (“AMaaS”) across industries and around the globe.

We believe that both Mobileye Chauffeur™ and Mobileye Drive™ have sustainable competitive advantages as a result of the cost efficiency, scalability, and regulatory validation of our technology platform:

●Cost Efficiency - cost-efficient, low-energy, purpose-built central compute processors; imaging radars targeted to reduce the need for multiple lidar units;

●Geographic Scalability - REM™-based maps that eliminate the need for dedicated high-definition mapping efforts; RSS-based driving policy designed for global deployment by not relying on driving culture or local rules; sensing technologies built on a foundation of a massive data training set from over 40 countries; and
●Regulatory Validation - True Redundancy™, with multiple independent, separate perception subsystems feeding our Compound AI architecture that increases robustness and ease of validation, and RSS used by international bodies that are currently developing standards with respect to the safety of AV.
●Self-Driving System & Vehicles. We expect to deploy our Mobileye Drive™ eyes-off/hands-off self-driving system inside purpose-built vehicle platforms that are engineered to integrate our technology stack. Announced supply-side vehicle development partners are Volkswagen Commercial Vehicles, Schaeffler, Verne and Holon. We and our vehicle development partners will then market these vehicles and systems through business-to-business channels into a range of transportation network operators, with announced demand-side customers including Deutsche Bahn, Beep, Holo / Ruter, Lyft and others.

Overall, we believe our proprietary set of software and hardware technology solutions results in significant competitive advantages and a wider range of potential offerings compared to other approaches by industry participants attempting to commercialize network - deployed autonomous vehicles.

Models for AV Adoption

We believe that the availability of autonomous vehicles will cause a significant transformation in mobility, including vehicle ownership and utilization. We expect that autonomous vehicle technology will eventually be accessed by consumers through shared-vehicle AMaaS networks, as well as in consumer-owned and operated autonomous vehicles. It is our view that, to reach the full potential of autonomous driving over the long-term, the technology solutions that enable these separate markets should converge over time, and that is reflected in our strategy.

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

Challenges to Making Autonomous Vehicles Ubiquitous

To make autonomous vehicles at scale a reality, we believe that there are three core challenges that must be addressed beyond optimization of safety and performance:

●Regulatory Endorsement - Autonomous driving solutions must be architected, by design, to be verifiably safe, in a manner that fosters broad societal and regulatory endorsement. Regulation is an often-overlooked factor. While laws and regulations are specific to human drivers, there are challenges to balance safety and practicality of an AV in a manner that is acceptable to society. We believe it will be easier to develop laws and regulations governing a fleet of robotaxis than privately owned vehicles. A fleet operator would receive a limited license per use case, per geographic region and will be subject to extensive reporting and back-office remote operations. In contrast, licensing AVs to consumers would require a complete overhaul of the complex laws and regulations that currently govern drivers. Autonomy must wait until regulation and technology reach an equilibrium, which we believe will first be achieved through AMaaS deployments. Self-driving regulation is inherently complicated, and driving policy depends on “what would happen next” reasoning, which is not factual. Two humans might provide two different answers when asked whether an AV should yield to a car at an intersection or take the right of way. As a result, there is no clear definition of “error,” but rather, it is open to interpretation or depends on after-the-fact judgment. All motor vehicle drivers owe a duty of care to other road users, and autonomous vehicles will need to be held to the same standard. Statistically, autonomous vehicles should be safer than human drivers. For driving policy, however, being “safer” does not always mean being better. As a society, we balance safety and practicality by determining what the “reasonable risk” we are willing to take is, and this is the type of question regulators will be required to address when licensing autonomous vehicles to navigate our roads.
●Geographic Scale - Geographic scale refers to the challenge of creating high-definition maps with great detail and accuracy through our REM™ technology, and keeping those maps continuously updated, which is crucial for series production AVs. AMaaS vehicles can be confined to geofenced areas, which allows AVs to reach prominence through the robotaxi industry before expanding the ODD to outside of those areas. While robotaxi operators may be successful providing their services in limited geofenced areas, broad-based consumer AV adoption requires the ability to drive safely anywhere, and in diverse environments, rather than only in geofenced areas. In 2024 alone, we collected 29.6 billion miles of road data from, based on our estimates 3 million REM™-enabled vehicles worldwide, and analyzed up to 62.4 million miles of road data per day, with the size of the REM™-enabled fleet increasing daily. Since we deployed REM™ in 2018, we have harvested a total of 56.6 billion miles of road data. As of December 28, 2024, we estimate that the data we have accumulated covers over 95% of the approximately 0.8 million miles of motorway, trunk, and primary road types in each of the United States and Europe, respectively, as well as a large majority of other road types. This data enables us to create robust high definition maps to support solutions across the product spectrum from Cloud-Enhanced ADAS™ to Mobileye Surround ADAS™ and Mobileye SuperVision™ to Mobileye Chauffeur™ and Mobileye Drive™.
●Cost - The cost of a self-driving system commonly employed by robotaxis, with its cameras, radars, specialized lidars, and high-performance computing is currently in the tens of thousands of dollars. This cost level is acceptable for the monetization model of a driverless ride-hailing service, but is far too expensive for series-production passenger cars. In order for autonomous driving consumer vehicles to scale in volume, we believe the cost of the self-driving system needs to be reduced significantly, such as to several thousands of dollars, an order of magnitude lower than the cost of market solutions to date. The ability to scale at low-cost, both from the on-board technology perspective and the cost of mapping, is critical to the mass adoption of AVs. AVs need to be safe, yet affordable, to achieve adoption among individuals and not just fleet operators.

Our Competitive Strengths

We believe that our leadership in ADAS and autonomous driving is based primarily on our: (1) first-mover advantage; (2) technology, including differentiated technological cores and solution architectures; (3) comprehensive portfolio of solutions; (4) delivery, including agility, response times, and time-to-market; and (5) inherent cost-driven advantages. These significant advantages form the basis for our competitive strengths described below:

●Coupling of software and hardware delivers optimized performance and efficiency - We design our own purpose-built SoCs and develop a software stack to optimally match the architecture of the SoCs. This results in an optimized cost/performance paradigm, allowing for a range of products that can be produced at high volume. We continue to innovate in this area; for example, our latest SoC, the EyeQ™6 High, achieves a ten-fold increase in frames-per-second processing as compared to our EyeQ™5 High SoC, with only a two-times increase in overall processing power and 25% increase in power consumption. Our coupled software and hardware architecture is highly differentiated from general purpose SoCs and software stacks that are not optimized for a specific use case. Our approach results in low power consumption and lean compute, yet is able to support a very powerful range of solutions for the ADAS and AV markets. The principle of efficiency permeates the overall solution design, including our Compound AI system architecture, which includes our True Redundancy™ approach, with multiple separate subsystems to increase robustness and simplify validation efforts, and RSS, which separates the perception system’s validation from the driving policy system, and allows for a compute-efficient driving policy. Each of these are critical contributors to achieving efficient solutions.

●Scalable EyeQ™ SoC design addresses the entire spectrum of ADAS and autonomous driving - Our proprietary accelerator cores are optimized for a wide variety of computer vision, signal processing, and machine learning tasks, including deep neural networks. Our EyeQ™ architecture is highly scalable, powers our solutions, ranging from our base ADAS to highly advanced autonomous driving solutions, and is designed to support the increasingly computationally intensive demands of ADAS and autonomous driving solutions on the same architecture.
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
●We offer solutions for developing and deploying differentiated features on top of EyeQ™ SoC - Our platform is modular by design, enabling our customers to productize our most advanced solutions today and then leverage those investments to launch even more advanced systems in a modular and incremental manner. Our systems are also highly customizable, which allows our customers to benefit from our cutting-edge, verified, and validated core technologies such as computer vision, radar, and lidar processing, Compound AI system architecture (including True Redundancy™), REM™ mapping, and driving policy, while enabling our customers to augment and differentiate their offerings. Customization on top of these core technologies comes primarily through Mobileye DXP, which is a software platform that enables automakers to build from Mobileye’s proven autonomous technology framework to create differentiated products and customized automated driving experiences while supporting faster time-to-market and reducing overall execution risk. Mobileye DXP was designed by separating the universal aspects of driving policy, such as integration with perception, providing safe decision-making actions, and predicting intentions of other road users, from the unique aspects of the driving experience, or “how” the vehicle executes specific scenarios. This approach enables a middle ground between traditional black box (i.e., “closed”) and software development kit (SDK) (i.e., “open) strategies, satisfying automakers’ desire to control and differentiate the overall driving experience—including how the vehicle responds to traffic signals, other vehicles on the road, take-way or give-way choices, and more. Additionally, automakers can also set specific response parameters for factors like geography, regulations, road type or weather conditions. DXP supports efficient, successive software updates based on automaker roadmaps, as the safety critical elements, like sensing, environmental perception, and driving policy, remain static.
●“Scale by design” approach - Our technology platform is built to deliver autonomous driving solutions at scale by leveraging our REM™ mapping technology, which allows our solutions to be driven without the limitations of geofencing; our True Redundancy™ approach, which allows for cost-efficient validation; our RSS and driving policy, which provides a framework for regulatory certainty and lean compute that is critical for mass-deployment; and, our active sensor architecture based on our imaging radars, which we expect will help support cost-efficient consumer AV production at scale in the future.
●Autonomous driving-ADAS synergies - The autonomous driving-ADAS interplay, which is borne out of our Compound AI architecture (including True Redundancy™), is bi-directional: advanced technologies transfer from autonomous driving to ADAS and significantly enhance our market proposition, and in turn, these advanced autonomous driving technologies are validated in commercial, mass market ADAS deployments and contribute to the process of verifying and validating the various elements of our autonomous driving solution stack. Moreover, our scalable architecture provides our OEM partners with operational efficiencies as modular technology platform architecture minimizes the OEMs’ integration and validation burden as our solutions can be seamlessly deployed across multiple vehicle segments.

●Road Experience Management™ creates a powerful network effect and long-term competitive advantage - Our REM™ system is a crucial ingredient that we believe allows for: (1) defining a new category of cloud-enhanced ADAS that we call Cloud-Enhanced ADAS™, where information in Mobileye Roadbook™ enhances existing ADAS functions such as lane keeping assist and lane-centering and allows for new functions such as the analysis of behavior patterns in intersections and near traffic signs and lights; (2) evolving ADAS to an eyes-on/hands-off point-to-point assisted driving navigation system; and (3) the scale deployment of AV. REM™ is complex, requiring advanced processing at the edge (for creating processed data to be sent to the cloud and for localizing the vehicle at centimeter-level accuracy in Mobileye Roadbook™), and computationally intensive processing in the cloud to build Mobileye Roadbook™ from billions of data packets sent from millions of vehicles - all automatically. REM™ benefits from a powerful network effect, where more vehicles with REM™ enabled technology from which we are able to collect and process data, not only improves our own solutions, but also delivers benefits to our customers and to consumers through greater safety and expanded functionality. We believe this network effect creates a powerful competitive advantage, particularly given our leadership position in ADAS, as we are able to efficiently collect large amounts of data from our consumer solutions already deployed on roads globally through their regular use. Our REM™ maps are a critical component that supports our SuperVision™ product’s ability to operate across a wide ODD and, therefore, the modular process of expanding this technology to eyes-off/hands-off Chauffeur products for a defined ODD. Further, our REM™ maps support our ability to deploy our AMaaS technology in new cities and geographies quickly.
●Data and technology advantage - Developing effective ADAS technology is technologically complex, and requires the development of large validation datasets in order to train the required software algorithms effectively, a long-term commitment to validation and qualification with an OEM before series production can even begin, and significant financial resources. We have assembled a substantial dataset of real-world driving experience, encompassing hundreds of petabytes of data, which includes tens of millions of clips collected over decades of driving on urban, highway, and arterial roads all over the world that enable us to develop and continuously improve advanced computer vision algorithms to fit road scenarios and use cases that our system encounters. We have developed sophisticated 2D and 3D automatic-labeling methodologies that, together with a team of thousands of external specialized annotators, allow for fast development cycles for our computer vision engines based on the dataset we have. In addition, our advanced data labeling infrastructure and data mining tools can unlock significant data-driven insights. In parallel, we have created a rich dataset of roads driven from over 3 million REM™-enabled vehicles worldwide that we estimate covers over 95% of the approximately 0.8 million miles of motorway, trunk, and primary road types in each of the United States and Europe, respectively, as well as a large majority of all other road types. We apply a series of on-cloud algorithms to build this crowd-sourced data into a high-definition, rapidly updating map that contains a rich variety of information, including road geometry, drivable paths, common speeds, right-of-way, and traffic light-to-lane associations. Our REM™-enabled solutions continuously harvest high-precision data that is analyzed in the cloud, creating a large repository of real-world data from the analysis of tens of millions of miles of road data per day, varying by road types and geography. This data enables us to create robust high definition maps to support solutions across the product spectrum from Cloud-Enhanced ADAS™ and Mobileye Surround ADAS™ to Mobileye SuperVision™ to Mobileye Chauffeur™ and Mobileye Drive™. These two datasets create powerful network effects as we seek to continually improve our solutions as more vehicles are deployed with our technology.
●RSS: Our Technology Safety Concept for Deploying AV at Scale - Responsibility Sensitive Safety (“RSS”), published in 2017, is a key component of our safety model, intended to specifically address the regulatory and public debate regarding, and enable the acceptance of, eyes-off/hands-off autonomous solutions. It is a formal, explicit, machine interpretable model governing the safety of our autonomous driving solutions’ driving policy. RSS articulates a set of plausible-worst-case assumptions regarding the behavior of other road-users, thereby enabling assertive, human-like driving while rigorously respecting the boundary between safe driving decisions and dangerous, risk-inducing ones. By doing so, it provides a deterministic model for safe driving decisions. As such, RSS further gives regulators and industry participants a framework for standardizing autonomous driving decision-making safety. RSS is also the key enabler of our lean compute driving policy design, as we distinctly separate comfort driving strategies and tactics from safety-related inhibitions and adjustments. RSS has inspired a global standardization effort of AV safety including IEEE 2846, an industry working group that we lead. We first published our RSS model in 2017, setting another example of our industry leadership in addressing one of the key issues to enable regulatory and public acceptance of eyes-off/hands-off autonomous solutions at scale.
●RSS is the key enabler of our lean compute driving policy design, where we distinctly separate driving comfort features from safety-related inhibitions and adjustments. Our framework monitors and establishes driving policy by identifying intentions in order to only predict the plausible actions of road users, significantly reducing possible options and computational demands. Our RSS-based driving policy is designed for global deployment, as it does not need to be tailored to specific driving cultures.

●Purpose-built imaging-radar unlocks consumer AV at scale - We have developed software-defined imaging-radar with cutting-edge dynamic range and resolution. Our differentiated True Redundancy™ architecture, which is adaptable to different lidar architectures, will leverage our imaging-radar, which we believe will give us the ability to significantly reduce the cost of the overall sensor suite by replacing multiple, expensive lidars around the vehicle, with only a single front-facing lidar sensor, which we believe will support consumer AV production at scale.
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
●Capitalize on Cloud-Enhanced ADAS™ features - We have pioneered a cloud-enhanced ADAS solution, which offers customers using advanced EyeQ™ versions (EyeQ™4 and above) a significant value through our REM™ technology. Our Cloud-Enhanced ADAS™ solution is capable of utilizing our EyeQ™ SoCs and entry level camera technologies to deliver feature enhancements over time. Our premium Cloud-Enhanced ADAS™ features range in complexity from all road-type lane keeping assist and lane centering, to Cross-Junction Assist, to Traffic Jam Assist. We will continue to grow the depth and breadth of our REM™ maps in order to deliver leading ADAS capabilities. In the future, we plan to create revenue streams from our OTA capabilities and REM™ maps through solution upgrades.
●Further enhance and drive adoption of our Premium Driver Assist solutions - Our Mobileye SuperVision™ solution represents a comprehensive eyes-on/hands-off ADAS solution. After the initial launch by the Geely Group’s premium electric vehicle brand, ZEEKR, we have successfully executed a series of software updates and also achieved a series of production program awards with Volkswagen Group that increased substantially the number of vehicle models in our future launch pipeline. During 2024, we made significant progress towards additional design wins for SuperVision throughout our top OEM customers. Our validated SuperVision™ technology can serve as the foundation to enable eyes-off/hands-off capabilities in a modular way. In addition, our Mobileye SuperVision™ configuration of sensors and compute can also be transformed into an effective “360 guardian,” helping the driver avoid accidents, as referenced in our Vision Zero publications. We believe that Mobileye SuperVision™ has the potential to transform ADAS at its core, potentially leading to adoption driven by regulatory requirements and safety ratings of a Mobileye SuperVision™-like solution in its own category, similar to how safety-ratings and regulation have driven the adoption of base ADAS beginning in 2014.

Additionally, we added a new innovative Premium ADAS solution, Mobileye Surround ADAS™, which utilizes the SuperVision™ software stack with a down-scaled sensor suite and an ECU that includes one EyeQ™6 High SoC. The solution will enable eyes-on/hands-off driving on highway road types (as compared to SuperVision™ which is expected to operate on various ODDs). Mobileye Surround ADAS™ will provide OEMs with higher levels of autonomy than Cloud-Enhanced Driver Assist™, which we believe will expand the application and adoption of our products.

Our Premium Driver Assist offerings are expected to be available with DXP, which will enable OEM customers to deploy their own internally-developed software on our EyeQ™ SoCs while benefiting from our industry-leading technology platform.

●Innovate and commercialize our next-generation autonomous driving solutions - Propelled by our next generation EyeQ™ SoC, our surround computer vision Mobileye SuperVision™ solution, productization of software-defined imaging radars and our Compound AI system architecture including True Redundancy™, we believe that we will be positioned to deliver an autonomous driving solution that can enable the mass adoption of AV. We plan to continue to develop innovative and cost-optimized solutions to deliver comprehensive capabilities for mass market adoption to our customers. We believe the introduction of our Premium ADAS capabilities with our launched Mobileye SuperVision™ solution, which can be scaled to a variety of Mobileye Chauffeur™ consumer AV solutions, and our eyes-off/hands-off/no driver capabilities with Mobileye Drive™ will help us continue to provide our customers with innovative solutions and enable further growth for us. The favorable view of Chauffeur eyes-off technology by automakers is based on two key factors: 1) Chauffeur adds “buying your time back” as an additional value proposition on top of the safety and convenience benefits of SuperVision™; and 2) the sharing of tech building blocks between SuperVision™ and Chauffeur creates a scalable bridge from one to the other, significantly lowering the investment needs and raising the probability of success for a consumer AV product. We plan to continue to build and enhance our full-stack technology platform in order to offer an affordable, time-saving and much safer driving experience, which we believe will propel the mass-market adoption of autonomous driving solutions.
●Utilize our flexible platform to expand our collaboration with our OEM customers - We have designed our EyeQ™5 SoCs and subsequent generations to be increasingly customizable by our OEM customers, supported by DXP. DXP enables automakers to develop and customize the driving experience while utilizing Mobileye’s proven core technology perception and driving software - allowing our customers to create unique products from our technology while accelerating time-to-market and reducing overall execution risk. We plan to continue to develop our platform to offer our customers the ability to seamlessly address the additional capabilities and features that they demand by customizing their offerings on top of our solutions. This collaborative addition to our platform offer a mutually beneficial middle ground between open and closed systems, which will allow OEMs to innovate on top of our platform, augmenting and differentiating their offerings, while benefiting from our cutting-edge, verified and validated core technologies such as computer vision, true redundancy perception, REM™ mapping and driving policy.
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
●Accelerate our roadmap of next generation proprietary EyeQ™ SoCs - We believe that we have created the standard for processors focused on Compound AI systems that control perception, including computer vision. Our EyeQ™ SoCs are purpose-built for sensing and perception technologies and optimized for high throughput and power efficiency. We intend to continue to accelerate our technology leadership with a focus on silicon, packaging, and systems level needs to deliver cost-efficient processing at the edge. EyeQ™6 High will be built to address the needs of eyes-on/hands-off and eyes-off/hands-off solutions in a scalable way. Our architecture is highly scalable and is designed to support the increasing and computationally intensive demands of future autonomous driving applications.
●Utilize our substantial and growing dataset to continuously improve the intelligence and robustness of our solutions - We will continue to grow the depth and breadth of our substantial dataset. We believe that our ability to use this data to create, maintain, and improve our Compound AI systems and high-precision REM™ maps through our REM™ mapping system will enable us to further improve our ADAS offerings and position us well for autonomous driving.
●Establish our Eyes-Off/Hands-Off autonomous and AMaaS solutions - We believe that Mobileye Chauffeur™ and Mobileye Drive™ will unlock new use cases and end-consumers for our OEM and fleet-owner customers, which will be applicable for both the AMaaS and consumer AV markets. We expect, in collaboration with our customers, to add additional cities to our AMaaS offerings to showcase our industry-leading technology and to help accelerate the pace of AV adoption. We also expect to continue to invest in our ecosystem partnerships with OEMs and transportation network companies in order to foster close collaboration and further commercialize our autonomous technologies.

●Benefit from opportunities in large emerging markets - We intend to continue to invest in customer relationships in emerging markets to accelerate ADAS and autonomous driving adoption, particularly in India. Mahindra & Mahindra, one of India’s largest automakers, has launched the first vehicle made locally to offer ADAS capabilities, which is powered by our EyeQ™ SoC. Its accessible price point compared to imported alternatives expands the ADAS reach to a broader range of consumers in one of the most populous countries in the world. We believe our long-term partnerships with emerging market OEMs position our solutions at the forefront of continued innovation and market growth.

Our Customers

Our customers include leading OEMs, which we primarily sell to through Tier 1 automotive suppliers that implement our product into automotive vehicles, as well as fleet owners and operators.

OEMs

Our market position has remained strong across a broad set of customer relationships for many years. We are actively working with more than 50 OEMs worldwide on the implementation of our ADAS solutions.

Tier 1 Automotive Suppliers

We supply certain OEMs with the EyeQ™ platform through our arrangements with automotive system integrators, known as Tier 1 automotive suppliers, which are direct suppliers to OEMs. Our Tier 1 customers include Aptiv, Magna, Valeo, ZF, Imotion and others.

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

Our Partnerships with STMicroelectronics and Intel

Our long-standing relationship with STMicroelectronics N.V. (“STMicroelectronics”) continues to strengthen with the complexity of our solutions. Our partnership includes close collaboration in product development, design, and manufacturing. For example, we have co-developed six EyeQ™ generations, including the EyeQ™6. We also benefit from STMicroelectronics’ advanced packaging and testing capabilities and automotive expertise. Together with STMicroelectronics, we are working on developing and productizing next-generation automotive-grade technology for high volume automotive applications, which we believe will accelerate the pace of autonomous innovation and market adoption.

Our close partnership with Intel exists on multiple fronts. As a result of our relationship with Intel, we have access to certain technologies that support design and development of our software-defined radar, including Intel’s mmWave technologies. Additionally, we intend to explore a collaboration with Intel on a technology platform to integrate our EyeQ™ SoC with Intel’s market-leading central compute capability, with plans to utilize Intel Foundry Services’ advanced packaging capabilities. This potential platform is intended to enable functions essential to safety, entertainment, and cloud connectivity. Intel’s strength in government affairs and policy development around the world will continue to be of significant value to us as we collaborate with regulators who are preparing frameworks to enable commercial deployment of AVs.

Manufacturing

Our products are designed and manufactured specifically for automotive applications after extensive validation tests under stringent automotive environmental conditions.

We partner with STMicroelectronics, a leading supplier and innovator of semiconductor devices for automotive applications, in manufacturing, design and research and development. We have co-developed six generations of our automotive grade SoC, EyeQ™, with STMicroelectronics including EyeQ™5 and EyeQ™6. We design the front-end and STMicroelectronics designs the back-end package and also includes testing, quality assurance, customer care, failure analysis and manufacturing standards. All of our EyeQ™ integrated circuits are manufactured by or outsourced to a partner foundry by STMicroelectronics.

We have also established a relationship with Quanta Computer and other suppliers to develop and assemble our ECUs including our reference design for our Mobileye SuperVision™ solution, which includes our EyeQ™5 SoCs from STMicroelectronics.

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

On October 7, 2022, the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”) announced restrictions on the export of advanced computing integrated circuits and related items to China and certain other jurisdictions. Based on our existing customer base and the export classifications for our existing chip products, we do not believe that these U.S. export controls will have a material impact on our sales of these products to our existing customers in China. In 2023, BIS added to these restrictions and the U.S. also worked with Japan and the Netherlands to align on additional restrictions on semiconductor manufacturing equipment. In 2024, BIS further expanded export controls to limit the global distribution of high-performance integrated circuits by restricting sales through customer allocations and imposing per-country caps. Further, on January 14, 2025, BIS announced the adoption of a final rule prohibiting certain transactions involving the sale or import of (i) connected vehicles integrating “Vehicle Connectivity System” hardware, and (ii) connected vehicles integrating “Automated Driving System” or “Vehicle Connectivity System” software, or those components sold separately, in each case with a sufficient nexus to the People’s Republic of China or Russia. The software provisions of the final rule and the prohibition on sales of connected vehicles will take effect for model 2027 and the hardware-related prohibitions will take effect model year 2030, or January 1, 2029 for units without a model year. We are developing compliance processes for these new rules and expect to be compliant when these restrictions are effective. Import and Export control regulations adopted by the United States and other jurisdictions are subject to change and interpretation, and it is possible that future regulatory actions by BIS impacting U.S. imports and exports of integrated circuits as well as certain software and hardware components used in our systems and related items could have a material impact on our business operations.

Data Privacy

Privacy is fundamental to Mobileye. We collect, process, transmit, and store personal information in connection with the operation of our business and are subject to a variety of local, state, national and international laws, directives and regulations that apply to the collection, use, retention, protection, security, disclosure, transfer and other processing of personal data in the different jurisdictions in which we operate. Data collected by the camera of our solutions during the development cycle of a project may include personal information such as license plate numbers of other vehicles, facial features of pedestrians, appearance of individuals, GPS data, and geolocation data in order to train the data analytics and AI technology equipped in our solutions for the purpose of identifying different objects and predicting potential issues that may arise during the operation of a motor vehicle. We anticipate that our collection of such personal information may increase as a result of the introduction of our MaaS solutions, and our integration of Moovit, which may provide us with access to personal information of users. Our data-collection processes implement strict methodologies to comply with data protection and privacy laws, including the EU General Data Protection Regulation (the “GDPR”), the UK General Data Protection Regulation, and U.S. federal and state laws, including the California Consumer Privacy Act of 2018 (the “CCPA”), as amended by the California Privacy Rights Act of 2020 (the “CPRA”).

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

Additionally, U.S. state governments have enacted new data protection and privacy laws and regulations since 2018, including California, Colorado, Connecticut, Delaware, Iowa, Texas, Utah and Virginia. These new state laws and regulations may impact our business practices, including limiting our ability to use clips for internal development and validation purposes. Federal and state laws and regulations are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we would become subject if it is enacted. Compliance with these federal and state data protection and privacy laws and regulations, and other similar federal or state laws and regulations that may be enacted in the future, may require us to put in place additional mechanisms to comply with such laws and regulations which could cause us to incur substantial costs or require us to change our business practices, including our data processing practices, in a manner adverse to our business. Moreover, any failure to comply with such federal and state laws and regulations could result in, among other things, regulatory or government investigations, monetary penalties or fines, litigation (including civil claims, such as representative actions and other class action-type litigation), and orders to cease, modify or change our business practices, including our data processing practices.

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

In the autonomous driving market, including AMaaS and consumer AV, we face competition from technology companies, internal development teams from the automakers themselves, sometimes in combination with investments in early-stage autonomous vehicle technology companies, Tier 1 automotive companies, as well as robotaxi providers. AMaaS competitors include Cruise, Motional, Waymo, Yandex, and Zoox in the United States and Europe and Auto X, Baidu, Deeproute.ai, Didi Chuxing, Momenta, and WeRide in China. Consumer AV competitors include Sony and Tesla, who are developing self-driving vehicles for consumers. We also face competition from companies that offer “software-only” autonomous vehicle solutions, including StradVision, Autobrains and Wayve.

Developing effective ADAS technology is technologically complex, requires the development of large validation datasets in order to train the required software algorithms effectively, requires a long-term commitment to validation and qualification with an OEM before series production can even begin, and requires significant financial resources. In addition, our tightly coupled software and hardware solutions, which are based on highly advanced, road-tested, sensing and perception technologies from decades of leadership in artificial intelligence (“AI”), including computer vision, and powered by our mission critical software and purpose-built EyeQ™ family of SoCs are extremely hard to replicate.

Moovit competes against urban mobility applications and MaaS solutions which provide transportation services and navigation data to consumers. Moovit’s free and subscription-based application competition includes Alphabet, Apple, Citymapper, and Transit. Moovit’s application also competes with local urban and inter-city ticketing service providers that provide purchase and ticketing of public transit and mobility services on their own platform.

The principal competitive factors impacting the market for our solutions include:

●	completeness of our technology platform including SoCs, sensing and perception technologies, sensor fusion architecture, high-precision mapping system, and supporting software and algorithms;
●	ability to design and develop ADAS and autonomous driving solutions that meet our customers’ needs;
●	automotive quality standards, compliance, and performance in all areas of ADAS and autonomous driving;
●	agile software validation and robust product release discipline;
●	scalability, and cost efficiency of our solutions;
●	engineering capabilities, the ability to innovate and continuously improve our technology;
●	pricing;
●	design and development support for our customers;
●	manufacturing reliability and the ability to make on-time delivery of appropriate quantities of product at a consistent level of quality;
●	ability to meet regulatory requirements;
●	intellectual property protection; and
●	brand and reputation, including the ability to market new offerings.

We believe we compete favorably with respect to these factors. In addition, as the ADAS and autonomous driving markets progress and, in some use cases, converge, we believe we will be in a favorable position to achieve meaningful business wins given our differentiated capabilities.

Distribution and Marketing

Our products are sold directly to customers throughout the world, or through distribution channels for our remaining inventory of aftermarket products meant for vehicles that do not come pre-equipped with ADAS technology.

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

Research and Development

We believe our strong research and development is our principal competitive strength and has led to our position in the market. Our research and development activities are predominantly conducted in Israel. We have approximately 85% of our full time-equivalent employees engaged in research and development, many of whom have been with the company for significant tenures. Our research and development efforts focus on algorithms, including visual processing, camera control, vehicle control, camera/radar fusion, autonomous driving sensing technologies, REM™ technology, driving policy and related engineering tasks as well as application software, silicon design and hardware electronics design. We believe we have a unique approach by developing ADAS and autonomous solutions simultaneously, giving us a technical and scale advantage over our competition.

Our Employees

As of December 28, 2024, we had approximately 3,900 employees operating across eight countries, with approximately 85% of such employees involved in research and development and approximately 3,600 of such employees operating in Israel. None of our employees is represented by a labor union with respect to his, her or their employment. In certain countries in which we operate, we are subject to, and comply with, local labor law requirements, which may automatically make our employees subject to industry-wide collective bargaining agreements. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Our Employees

4000
3500
3000
2500
2000
2000
2500
2900
3500
3700
3900
2019
2020
2021
2022
2023
2024

Intellectual Property

Our ability to compete effectively depends in part on our ability to develop and maintain the proprietary aspects of our technology. Our policy is to obtain appropriate proprietary rights protection for any potentially significant new technology acquired or developed by us. As of December 28, 2024, we held 382 U.S. patents, 74 European patents, 175 U.S. patent applications, 608 European and other non-U.S. patent applications, and provisional patent filings. We do not view any single patent or patent application to be material.

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

Relationship with Intel

Prior to the Mobileye IPO, Intel beneficially owned 100% of our outstanding shares of common stock and we operated as Intel’s wholly owned subsidiary. As of December 28, 2024, Intel beneficially owns all of the outstanding shares of our Class B common stock, representing approximately 87.7% of our outstanding common stock and 98.6% of the voting power of our common stock. As a result, Intel is able to control all matters submitted to our stockholders for approval, including the election of our directors and the approval of significant corporate transactions. Furthermore, in addition to any other vote required by law or by our amended and restated certificate of incorporation, until the first date on which Intel ceases to beneficially own 20% or more of our outstanding shares of common stock, the prior affirmative vote or written consent of Intel as the holder of our Class B common stock will be required in order for us to: adopt or implement any stockholder rights plan or similar takeover defense measure; consolidate or merge with or into any other entity; permit any of our subsidiaries to consolidate or merge with or into any other entity, with certain exceptions; acquire the stock or assets of another entity for consideration in excess of $250,000,000 other than transactions in which we and one or more of our wholly owned subsidiaries are the only parties; issue any stock or other equity securities except to our subsidiaries, pursuant to the Mobileye IPO, or pursuant to our employee benefit plans limited to a share reserve of 5% of the outstanding number of shares of our common stock on the immediately preceding December 31; make or commit to make any individual or series of related capital or other expenditures in excess of $250,000,000; create, incur, assume or permit to exist any indebtedness or guarantee any indebtedness in excess of $250,000,000; make any loan to or purchase any debt securities of any person in excess of $250,000,000; redeem, purchase or otherwise acquire or retire for value any equity securities of our company except repurchases from employees, officers, directors or other service providers upon termination of employment or through the exercise of any right of first refusal; take any actions to dissolve, liquidate, or wind-up our company; declare dividends on our stock; or amend, terminate or adopt any provision inconsistent with our amended and restated certificate of incorporation or amended and restated bylaws. See “Item 1A. Risk Factors — Risks Related to our Relationship with Intel and our Dual Class Structure”.

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

Key provisions of the Master Transaction Agreement include: we will provide Intel with certain registration rights to register our common stock, because the shares of our common stock held by Intel after the Mobileye IPO are “restricted securities” as defined in Rule 144 under the Securities Act; we will cooperate with Intel, at its request, to accomplish a distribution by Intel of our common stock to Intel stockholders which is intended to qualify as a distribution under Section 355 of the Code, or any corresponding provision of any successor statute, and we have agreed to promptly take any and all actions reasonably necessary or desirable to effect any such distribution, in which Intel will determine, in its sole and absolute discretion, whether to proceed with all or part of the distribution, the date of the distribution and the form, structure and all other terms of any transaction to effect the distribution; so long as Intel beneficially owns at least 20% of our common stock, we will sell Intel our commercially available products, including EyeQ™ SoCs, for internal use, but not for resale on a standalone or bundled basis; we and Intel agree to hold the other in most favored status with respect to products purchased or sold for internal use, meaning that the product prices, terms, warranties and benefits provided between us and Intel shall be comparable to or better than the equivalent terms being offered by the party providing the products to any single, present customer of such party; we have granted Intel a continuing right to purchase from us shares of Class A common stock or Class B common stock as is necessary for Intel to maintain an aggregate ownership interest of our common stock representing at least 80.1% of our common stock outstanding; we and Intel have cross-indemnities that generally place the financial responsibility on us and our subsidiaries for all liabilities associated with the current and historical Mobileye business and operations, and generally will place on Intel the financial responsibility for liabilities associated with all of Intel’s other current and historical businesses and operations, in each case regardless of the time those liabilities arise, and certain other indemnities; the Master Transaction Agreement contains a general release for liabilities arising from events occurring on or before the time of the Mobileye IPO; for so long as Intel provides us with accounting and financial services under the Administrative Services Agreement that we entered into with Intel, and to the extent necessary for the purpose of preparing financial statements or completing a financial statement audit, we will provide Intel as much prior notice as reasonably practical of any change in the independent certified public accountants to be used by us or our subsidiaries for providing an opinion on our consolidated financial statements; until the later of Intel ceasing to be a “controlling person” of us as defined in the Securities Act and such date that Intel ceases to provide us with legal, financial, or accounting services under the Administrative Services Agreement, we will comply with all Intel rules, policies, and directives identified by Intel as critical to legal and regulatory compliance, to the extent such rules, policies, and directives have been previously communicated to us, and will not adopt legal or regulatory policies or directives inconsistent with the policies identified by Intel as critical to legal and regulatory compliance; for a period of two years following the closing of the Mobileye IPO, we and Intel will not, directly or indirectly, solicit active employees of the other without prior consent by the other, provided we both have agreed to give such consent if either party believes, in good faith, that consent is necessary to avoid the resignation of an employee from one party that the other party would wish to employ; all outstanding options to purchase shares of Intel and all other Intel equity awards held by Mobileye Group employees at the time of the Mobileye IPO will continue to be outstanding until the earliest of (i) the date the award is exchanged pursuant to any issuer exchange offer undertaken by us and Intel, (ii) the date the award is exercised or expires under the terms of the applicable award agreement, and (iii) the date such award is canceled as a result of a Mobileye Group employee being terminated or, if later, the end of any post-termination exercise period specified in the award agreement or by the applicable equity plans’ administrative committees; immediately after completion of the Mobileye IPO (and after giving effect to the repayment of indebtedness by us to Intel and other transactions that occurred substantially concurrently with the Mobileye IPO), Intel agreed to ensure that we had $1.0 billion in cash, cash equivalents, or marketable securities; and Intel will use commercially reasonable efforts to provide three months’ advance notice to our board of directors in the event that Intel intends to pursue a transaction (even if no such transaction is imminent or probable at such time) which is reasonably expected to cause Intel’s ownership in us to fall below 50% of our total issued and outstanding shares of common stock.

In connection with the Mobileye IPO, we entered into a LiDAR Product Collaboration Agreement with Intel and a Technology and Services Agreement with Intel pursuant to which Intel granted us a limited license to sensitive core technology relating to lidar and radar, respectively. Pursuant to the LiDAR Product Collaboration Agreement, the license was limited to a particular lidar sensor system for ADAS and AV systems in automobiles and to certain types of customers (Tier 1s, OEMs and MaaS), and we were not licensed to manufacture products based on Intel technology with anyone other than Intel. On September 9, 2024, we announced the cessation of further internal development of FMCW lidar and the wind down of our Lidar R&D Unit. In connection with our decision, Mobileye and Intel terminated the LiDAR Product Collaboration Agreement as of October 2, 2024. Pursuant to the Technology and Services Agreement, the license is limited to the development of a specific type of radar for specific applications, and any radar products that do not fall under the scope of the agreement will require a separate license from Intel, at Intel’s discretion. As a result, we will not own most new radar intellectual property, even if developed solely by us. If we are not able to continue to use or license sensitive core technology related to radar from Intel, we may not be able to secure alternatives in a timely manner or at all, and our ability to remain competitive would be harmed and that could adversely affect our business, results of operations and financial condition. See “Item 1A. Risk Factors — Risks Related to our Relationship with Intel and our Dual Class Structure — We may have conflicts of interest with Intel and, because of (i) certain provisions in our amended and restated certificate of incorporation relating to related person transactions and corporate opportunities, (ii) agreements we have with Intel in connection with the Mobileye IPO, and (iii) Intel’s controlling beneficial ownership interest in our company, we may not be able to resolve such conflicts on terms favorable to us.”

Several of our directors also serve as officers, directors and/or other positions at Intel. Mr. Yeboah-Amankwah, the Chair of our Board of Directors, is a Senior Vice President and the Chief Strategy Officer of Intel. Mr. Schell, our director, is an Executive Vice President and the Chief Commercial Officer of Intel. Ms. Pambianchi, our director, is an Executive Vice President and the Chief People Officer of Intel. Mr. Bombach, our director, is a Corporate Vice President, Assistant Secretary and Head of Corporate Legal at Intel. Mr. Yeary, our director, is the Interim Executive Chair and a director of Intel.

See the information under the heading “Item 13. Certain Relationships and Related Transactions, and Director Independence” which is incorporated herein by reference from our definitive proxy statement for the 2025 Annual Meeting of the Stockholders (the “2025 Proxy Statement”), which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 28, 2024.

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

Information about our Executive Officers

Set forth below are the names, ages and positions as of the date hereof of our executive officers.

Name	Age	Position
Amnon Shashua	64	Chief Executive Officer, President, and Director
Moran Shemesh Rojansky	44	Chief Financial Officer
Boaz Ouriel	51	Executive Vice President, EPG Software
Shai Shalev-Shwartz	49	Chief Technology Officer
Nimrod Nehushtan	35	Executive Vice President Business Development & Strategy, Co-Manager REM

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

Boaz Ouriel has been serving as our Executive Vice President, EPG Software since 2023. From December 2017 to April 2022, following our acquisition by Intel, Mr. Ouriel was an Intel employee assigned to work for Mobileye. Mr. Ouriel joined Mobileye as an employee in April 2022 as Senior Director Software Development Manager. Mr. Ouriel has over 20 years’ experience at Intel and Mobileye leading the development of middleware and low-level software, with a focus on performance optimization and a specialty in building robust compilers and unique compute-oriented programmable accelerators. Mr. Ouriel received a BSc in applied mathematics and computer science from the Technion, where he graduated with honors, and an executive MBA from the Recanati Graduate School of Business Administration. He is an OpenCL veteran, contributing to the definition of the OpenCL standard, is the former editor of the SPIR-V 1.0 specification, and the recipient of numerous patents and awards in his field.

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

Nimrod Nehushtan has been serving as our Executive Vice President of Business Development & Strategy and Co-Manager of REM since 2023. Prior to his current position, Mr. Nehushtan served as Senior Vice President of Business Development & Strategy and Co-Manager of REM. Prior to that, Mr. Nehushtan served as Co-General Manager of the REM™ division of Mobileye, overseeing product development and leading business operations and growth. Mr. Nehushtan joined Mobileye in 2017 as a Project Manager. Prior to joining Mobileye, Mr. Nehushtan was an engineer at Israel Aerospace Industries. Mr. Nehushtan earned his B.Sc. in mechanical engineering from Tel Aviv University.

Item 1A. Risk Factors

Risk Factor Summary

Our business is subject to a number of risks and uncertainties that you should understand before making an investment decision. These include:

●	If we are unable to develop and introduce new solutions and improve existing solutions in a cost-effective and timely manner, then our competitive position would be negatively impacted and our business, results of operations, and financial condition would be adversely affected.
●	We invest significantly in research and development, and to the extent our research and development efforts are unsuccessful, our competitive position would be negatively impacted and our business, results of operations, and financial condition would be adversely affected.
●	We operate in a highly competitive market.
●	We have previously experienced constraints in the supply of our EyeQ™ SoCs as the result of the global semiconductor shortage during 2021 and 2022, and future shortages in the supply of our EyeQ™ SoCs or other critical parts would adversely affect our business, results of operations, and financial condition.
●	We face additional supply chain risks and risks of interruption of requisite services, including, as a result of our reliance on a single supplier or limited suppliers and vendors, for certain components, equipment, and services.
●	Increases in costs of the materials and other components that we use in our solutions would adversely affect our business, results of operations, and financial condition.
●	Our business may suffer from claims, or incur losses, relating to, among other things, actual or alleged defects in our solutions, or if our solutions actually or allegedly fail to perform as expected, and publicity related to these claims could harm our reputation and decrease demand for our solutions or increase regulatory scrutiny of our solutions.
●	We are subject to risks related to trade policies, sanctions, and import and export controls.
●	We invest significant effort and money seeking OEM selection of our solutions, and there can be no assurance that these efforts will result in the selection of our solutions for use in production models. If we fail to achieve a design win after incurring substantial expenditures in these efforts, our future business, results of operations, and financial condition would be adversely affected.
●	There is no guarantee that our customers will purchase our solutions in any certain quantity or at any certain price even after we achieve design wins, and there may be significant delays between the time we achieve a design win until we realize revenue from the vehicle model.
●	We depend on a limited number of Tier 1 customers and OEMs for a substantial portion of our revenue, and the loss of, or a significant reduction in sales to, one or more of our major Tier 1 customers and/or the discontinued incorporation of our solutions by one or more major OEMs in their vehicle models would adversely affect our business, results of operations, and financial condition.
●	We are highly dependent on the services of Professor Amnon Shashua, our President and Chief Executive Officer.
●	If we are unable to attract, retain, and motivate key employees, then our business, results of operations, and financial condition would be adversely affected.
●	We face integration risks and costs associated with companies, assets, employees, products, and technologies that we have or that we may acquire.

●	Interruptions to our information technology systems and networks and cybersecurity incidents could adversely affect our business, results of operations, and financial condition.
●	Security breaches and other disruptions of our in-vehicle systems and related data could impact the safety of our end users and reduce confidence in us and our solutions.
●	An uncertain economic environment and inflationary conditions may adversely affect global vehicle production and demand for our solutions.
●	If OEMs are unable to maintain and increase consumer acceptance of ADAS and autonomous driving technology, our business, results of operations, and financial condition would be adversely affected.
●	Our business, results of operations, and financial condition may be adversely affected by changes in automotive safety regulations or concerns that drive regulations that could increase our costs or delay or halt adoption of our solutions.
●	The dual class structure of our common stock has the effect of concentrating voting control with Intel, and Intel will beneficially own shares of our Class B common stock, representing a majority of the shares of our common stock and approximately 98.6% of the voting power of our outstanding common stock as of December 28, 2024. This will limit or preclude your ability to influence corporate matters.
●	We may have conflicts of interest with Intel, and because of (i) certain provisions in our amended and restated certificate of incorporation relating to related person transactions and corporate opportunities, (ii) agreements we entered into with Intel in connection with the Mobileye IPO, and (iii) Intel’s controlling beneficial ownership interest in our company, we may not be able to resolve such conflicts on terms favorable to us.
●	Conditions in Israel affect our operations and may limit our ability to produce and sell our solutions.
●	Our operations may be disrupted by the obligations of personnel to perform military service as a result of current or future military actions involving Israel.

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

Our business, results of operations, and financial condition depend on our ability to complete development of our existing ADAS and autonomous driving programs and to develop and introduce new and enhanced solutions that incorporate and integrate the latest technological advancements in sensing and perception technologies, software and hardware, and camera, radar, lidar, mapping, and AI technologies to satisfy evolving customer, regulatory, and safety rating requirements. For example, we will need to complete the development and achieve cost efficient production at scale of new generations of our EyeQ™ SoCs and our software-defined imaging radar, and, in the case of AMaaS,source lidar cost effectively, all of which are important components of our planned approach to address the AMaaS and consumer AV markets. This report may contain descriptions of our current expectations regarding the years by which we expect to obtain engineering samples, commence production, or release our anticipated future solutions. These time periods are subject to significant uncertainty. We may encounter significant unexpected technical and production challenges, or delays in completing the development of these and other solutions and ramping production in a cost-efficient manner particularly as our products become increasingly complex. The development of these and other new and enhanced solutions requires us to invest resources in research and development and also requires that we:

●	design innovative, accurate, and safety- and comfort-enhancing functions that differentiate our solutions from those of our competitors;
●	continuously improve the reliability of, and reduce and ultimately remove the requirement for human intervention with, our autonomous driving technology;
●	cooperate effectively on new designs and development with our customers, suppliers and partners;
●	respond effectively to technological changes and product announcements by our competitors; and
●	adjust to changing customer requirements, market conditions, and regulatory and rating standards quickly and cost-effectively.

If there are delays in, or if we fail to complete when expected or at all, our existing and new development programs, we may not be able to satisfy our customers’ requirements, achieve additional design wins with existing or new customers, or achieve broader market acceptance of our solutions, and our business, results of operations, and financial condition would be adversely affected. In addition, the price of our solutions depends on the bundle included in the specific product. Our solutions have different margin profiles. As we develop, bundle, and sell full systems that include third-party hardware beyond EyeQ™, we expect that our gross margin will decrease on a percentage basis because of the greater third-party hardware content.

We invest significantly in research and development, and to the extent our research and development efforts are unsuccessful, our competitive position would be negatively impacted and our business, results of operations, and financial condition would be adversely affected.

To compete successfully, we must maintain successful research and development efforts, develop new solutions, and improve our existing solutions, all ahead of competitors. We are focusing our research and development efforts across several key emerging technologies, including computer vision, Compound AI and other AI technologies, software-defined imaging radar, the True Redundancy™ sensor fusion architecture, the REM™ mapping technology and our RSS model, and our Mobileye Surround ADAS™, Mobileye SuperVision™, Mobileye Chauffeur™ and Mobileye Drive™ systems. These are ambitious initiatives, and we cannot guarantee that all of these efforts will deliver the benefits we anticipate or be homologated as expected. We must make research and development investments based on our views of the most promising approaches to address future customer needs in rapidly evolving markets, and we cannot be certain that we will target out research and development investments appropriately, or correctly anticipate the manner in which these markets will evolve. To the extent our research and development efforts do not produce timely improvements in utility, accuracy, safety, cost and operational efficiency, our competitive position will be harmed. We do not expect all of our research and development investments to be successful. Some of our efforts to develop and market new solutions may fail, and the solutions we invest in and develop may be rejected by regulators or may not be well received by customers, who may adopt competing technologies. We make significant investments in research and development, and our investments at times may not contribute to our future operating results for several years, if at all, and such contributions at times may not meet our expectations or even cover the costs of such investments, which would adversely affect our business, results of operations, and financial condition.

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

A significant and growing number of established and new technology companies and automobile manufacturers have entered, or are reported to have plans to enter, the market for ADAS and autonomous driving solutions. For example, certain of our competitors have announced that they are operating autonomous robotaxis. Some of our competitors have significantly greater or better-established resources than we do to devote to the design, development, manufacturing, distribution, promotion, sale, and support of their products. Automakers who seek to develop their own in-house solutions may also become indirect competitors. Some OEMs that have incorporated our solutions in the past have decided, and some OEMs that currently incorporate our solutions may decide to design in-house solutions to replace our solutions that they currently implement. For example, Tesla had previously incorporated our ADAS solutions in their vehicles but transitioned to their own in-house ADAS solutions in 2017. Further, in the third quarter of 2024, Zeekr announced their decision to utilize their in-house system instead of SuperVision™ for at least a major portion of production for their 001 model going forward. Mercedes-Benz is also employing its own in-house solutions, with others such as NIO, Volvo Cars, and Xpeng Motors also pursuing in-house solutions for portions of the ADAS software stack. In addition, our Tier 1 customers may be developing or may in the future develop competing solutions.

Tier 1 automotive supplier competitors include Bosch, Continental, and Denso. Our competitors in the silicon provider category include Ambarella, Advanced Micro Devices, Arriver / Qualcomm, Black Sesame Technologies, Horizon Robotics, Huawei, NVIDIA, NXP, Renesas Electronics, and Texas Instruments. Our competitors in the software-only category include StradVision, Autobrains and Wayve.

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

Moovit competes against urban mobility applications and MaaS solutions, which provide transportation services and navigation data to consumers. Moovit’s free and subscription-based application competition includes Alphabet, Apple, Citymapper and Transit. Moovit’s application also competes with local urban and inter-city ticketing service providers that provide purchase and ticketing of public transit and mobilityservices on their own platform. See “Item 1.Business — Our Competition.”

We have previously experienced constraints in the supply of our EyeQ™ SoCs as the result of the global semiconductor shortage during 2021 and 2022, and future shortages in the supply of our EyeQ™ SoCs or other critical parts would adversely affect our business, results of operations, and financial condition.

In 2021 and 2022, the semiconductor industry experienced widespread shortages of substrates and other components and available foundry manufacturing capacity. These factors, combined with the long lead times associated with wafer production, contributed to a shortage of semiconductors. During 2021 and 2022, STMicroelectronics, our sole supplier of EyeQ™ SoCs, was not able to meet our demand for EyeQ™ SoCs, causing a significant reduction in our inventory level, and we entered 2022 with significantly lower inventories of our EyeQ™ SoCs as a result of the limited supply during 2021. Starting in late 2022 and early 2023, such supply chain disruptions, raw material shortages and manufacturing limitations abated and during 2023, we successfully increased levels of EyeQ™ SoC inventory on hand, mitigating the potential for future supply constraints to cause a shortfall. However, in the event of a reoccurrence of supply chain constraints, and subject to the duration and severity thereof, we may be required to operate with minimal or no inventory of EyeQ™ SoCs or ECUs (including for Mobileye SuperVision™, Mobileye Chauffeur™, and Mobileye Drive™) on hand. As a result, we are substantially reliant on timely shipments of EyeQ™ SoCs from STMicroelectronics and ECUs from Quanta Computer (or other suppliers) to fulfill customer orders and if such a shortfall of chips or ECUs were to occur, we may be unable to offset future supply constraints through the use of inventory on hand. Since our EyeQ™ SoC is the core of our ADAS and autonomous driving solutions, continued, acute shortages in the supply of sufficient EyeQ™ SoCs to meet our production needs would impair our ability to meet our customers’ requirements in a timely manner, and would affect our business, results of operations, and financial condition potentially in an adverse manner.

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

We depend on STMicroelectronics to manufacture our EyeQ™ SoCs.

We currently purchase all of our EyeQ™ SoCs from STMicroelectronics. Because of the complex proprietary nature of our EyeQ™ SoCs, any transition from STMicroelectronics to a new supplier or, if there were a disaster at any of STMicroelectronics’ facilities involved in manufacturing our EyeQ™ SoCs, bringing new facilities online, would take a significant period of time to complete and would likely result in our having insufficient inventory and adversely affect our business, results of operations, and financial condition. In addition, our contractual relationship with STMicroelectronics does not provide us with long-term pricing or quantity guarantees, and both we and STMicroelectronics are free to terminate the arrangement at any time. Further, we are vulnerable to the risk that STMicroelectronics may be unable to meet demand for our EyeQ™ SoCs or cease operations altogether. Moreover, certain critical manufacturing steps for EyeQ™ SoCs, including wafer fabrication and advanced packaging, are performed by a limited number of suppliers, including Taiwan Semiconductor Manufacturing Company Limited (“TSMC”). Any interruptions or delays in these manufacturing steps due to capacity constraints, equipment failures or geopolitical issues could significantly affect STMicroelectronics’s ability to manufacture and deliver EyeQ™ SoCs on time, impacting our operations and customer relationships. STMicroelectronics depends on TSMC as its subcontractor to manufacture our EyeQ™ SoCs, particularly our EyeQ™5 and EyeQ™ 6 SoCs, and as a result, we are also vulnerable to the risk that TSMC may be unable to meet demand or cease operations altogether. In addition, we may be affected by supply constraints and increased costs involving STMicroelectronics and TSMC resulting from any reoccurrence of the global semiconductor shortage. See “— We have previously experienced constraints in the supply of our EyeQ™ SoCs as the result of the global semiconductor shortage during 2021 and 2022, and future shortages in the supply of our EyeQ™ SoCs or other critical parts would adversely affect our business, results of operations, and financial condition.”

TSMC is located in Taiwan, and our ability to receive sufficient supplies of our EyeQ™ SoCs could be adversely affected by events in Taiwan, China and the broader region, such as natural disasters in Taiwan, including earthquakes, drought and typhoons, escalations of tensions between the People’s Republic of China and Taiwan, including resulting from the People’s Republic of China’s step up of military exercises around Taiwan, political unrest, trade restrictions, war, or other geopolitical issues. These same factors may also adversely affect the global supply of microchips and cause additional constraints on global automotive production.

We face additional supply chain risks and risks of interruption of requisite services, including, as a result of our reliance on a single supplier or limited suppliers and vendors, for certain components, equipment, and services.

A large number of direct and indirect suppliers and vendors provide materials, equipment, and services that are used in the production of our solutions and other aspects of our business. Where possible, we seek to have several sources of supply, and to ensure our suppliers and vendors have multiple sources of supply as well. However, for certain materials, equipment, and services, we, and/or our suppliers and vendors, rely on a single or a limited number of direct and indirect suppliers and vendors, or upon direct and indirect suppliers and vendors in a single location, for example STMicroelectronics and TSMC. In addition, direct and indirect supplier and vendor consolidation, financial health or business failures can impact the nature, quality, availability, and pricing of the products and services available to us. For example, we currently depend on Amazon Web Services for cloud services in connection with our REM™ mapping system, Roadbook™, and AMaaS solutions including the Moovit platform, and a failure of such cloud services would result in interruptions to our services. In addition, the semiconductor industry has previously experienced widespread shortages of substrates. See “— We have previously experienced constraints in the supply of our EyeQ™ SoCs as the result of the global semiconductor shortage during 2021 and 2022, and future shortages in the supply of our EyeQ™ SoCs or other critical parts would adversely affect our business, results of operations, and financial condition” and “— We depend on STMicroelectronics to manufacture our EyeQ™ SoCs.”

Finding and qualifying alternate or additional suppliers and vendors is often a lengthy process and can lead to production delays, interruptions to our services, or additional costs, and such alternatives are sometimes not available at all. The inability of suppliers or vendors to deliver necessary production materials, equipment, or services can disrupt the production processes of our solutions and make it more difficult for us to implement our business strategy. Suppliers and vendors periodically extend lead times, face capacity constraints, limit supplies, increase prices, experience quality issues, face equipment failures, experience financial instability or encounter cybersecurity or other issues that can interrupt or increase the cost of our supply and services. Production of our solutions can be disrupted by the unavailability of resources, such as water, silicon, electricity, gases, and other materials. The unavailability or reduced availability of materials or resources would require us to reduce production or incur additional costs, which would harm our business and results of operations.

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

Our business may suffer from claims or incur losses relating to, among other things, actual or alleged defects in our solutions, or if our solutions actually or allegedly fail to perform as expected, and publicity related to these claims could harm our reputation and decrease demand for our solutions or increase regulatory scrutiny of our solutions.

Our software and hardware, including our EyeQ™ SoCs and AI technologies, are complex and, from time to time, have had, and could have or could be alleged to have, defects in design or manufacturing, inadequate, inaccurate, biased or otherwise flawed data or algorithms used to train certain AI technologies, security vulnerabilities or other errors, failures, or other issues of not functioning in accordance with their specifications or as expected. Some errors or defects in our solutions have been, and could be, initially undetected and only discovered after they have been tested, commercialized, and deployed by customers. Alleged or actual defects in any of our solutions could result in adverse publicity for us, warranty claims, litigation against us, legal expenses and damages, our customers never being able to commercialize technology incorporating our solutions, negative publicity for our customers, and other consequences. Errors, defects, or security vulnerabilities could result in serious injury to or death of the end users of vehicles incorporating our solutions, or those in the surrounding area, including as a result of traffic accidents and collisions. If that is the case, we would incur significant additional development costs and product recall, repair, or replacement costs.

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

While STMicroelectronics is responsible for quality control and procedures for testing and manufacturing our EyeQ™ SoCs to our specifications, we retain liability for failure in production caused by defective EyeQ™ SoC design or error. Further, although we use disclaimers, limitations of liability, and similar provisions in our agreements, there is no assurance that any or all of these provisions will prove to be effective barriers to product liability claims with respect to our products.

In addition, although we currently maintain casualty insurance, there is no assurance that such insurance will be adequate to cover any or all of our potential losses, including due to large deductibles and broad exclusions. Our insurers may also discontinue our insurance coverage or be unable or unwilling to pay a claim, and we may be unable to find replacement insurance on acceptable terms, or at all. In respect of the commercialization of our solutions, including Mobileye SuperVision™, Mobileye Chauffeur™ and Mobileye Drive™, adequate insurance coverage may be partially or entirely unavailable to cover the associated risks, for which specialized insurance may be required. Losses not covered by insurance may be large, which could harm our results of operations and financial condition.

Furthermore, the automotive industry in general is subject to significant litigation claims due to the potentially severe consequences of traffic collisions or other accidents. As a provider of solutions related to, among other things, preventing traffic collisions and other accidents, we could be subject to litigation for traffic collisions or other accidents, even if our solutions or their features or the failure thereof did not cause any particular traffic collision or accident. Our technology has been involved, and we expect in the future will be involved, in accidents resulting in death or personal injury, and such accidents where our solutions or their features are involved may be the subject of significant public attention. There also remains significant uncertainty in the legal implications to providers of emerging ADAS and autonomous driving technologies of traffic collisions or other accidents involving such technologies, particularly given variations in legal and regulatory regimes that are emerging in different jurisdictions, and we may become liable for losses that exceed the current industry norms as the regulatory and legal landscape develops. In addition, because ADAS and autonomous driving technologies rely on products and services provided by third parties, there is the potential that the failure of such third-party products or services that affect the performance of EyeQ™ SoCs, notwithstanding the absence of any defect in design or manufacture or other failure in EyeQ™ SoCs themselves, could result in additional claims being made against us.

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

We generally do not have contracts with customers that require them to purchase our solutions in any certain quantity or at any certain price, and our sales could be less than we forecast if a vehicle model for which we achieved a design win is unsuccessful, including for reasons unrelated to our solutions, if an OEM decides to discontinue or reduce production of a vehicle model or of the use of our solutions in a vehicle model, or if we face downward pricing pressure. As a result, achieving design wins is not a guarantee of revenue, and our sales may not correlate with the achievement of additional design wins. For example, in the third quarter of 2024, Zeekr announced their decision to utilize their in-house system instead of SuperVision™ for at least a major portion of production for their 001 model going forward. Moreover, pricing estimates are made at the time of a request for quotation by an OEM, so that worsening market or other conditions between the time of a request for quotation and an order for our solutions may require us to sell our solutions for a lower price than we initially expected. Due to the global material shortage in 2021 and 2022, we worked with our customers to ensure they commit to certain volumes on an annual basis in order to secure quantities. In late 2023, we returned to our pre-global material shortage practice of having customers commit to certain volumes on a quarterly or shorter basis. However, we have not committed to supply such volumes and the volumes we supply will depend upon market conditions. We may also face pricing pressures from our customers as a result of their restructuring, consolidation, and cost-cutting initiatives or as a result of increased competition. As a particular solution matures and unit volumes increase, we also generally expect its average selling price (“ASP”) to decline. In addition, there are generally step-downs in pricing over periods of production as volumes ramp up. If we are unable to generate sufficient production cost savings or introduce solutions with additional features and functionality at higher price points to offset price reductions, then our business, results of operations, and financial condition would be adversely affected.

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

In connection with our design wins, we typically receive preliminary estimates from OEMs of their anticipated production volumes for the models relating to those design wins. Those estimates may be revised significantly by the OEMs, potentially multiple times, and may not be representative of future production volumes associated with those design wins, which could be significantly higher or lower than estimated. For example, several automakers decreased their initial 2023 vehicle production projections, and we had to adjust our forecasts accordingly. Furthermore, long development cycles or vehicle model cancellations or postponements would adversely affect our business, results of operations, and financial condition. In addition, in prior periods, including during the global semi-conductor shortage in 2021 and 2022, certain Tier 1 customers increased their orders for components and parts, including our solutions, to counteract the impact of supply chain shortages for auto parts, and we expect following the abatement of such shortages, these Tier 1 customers in turn will utilize such accrued inventory on hand before placing new orders to meet the demand of OEMs in current or future periods. As a result, some demand for our solutions and the corresponding revenue from these customers were shifted to earlier time periods than otherwise would have occurred absent a general supply chain shortage and inflationary environment during prior periods. For example, as a result of our standard planning process for 2024, we became aware in late 2023 that our Tier 1 customers accrued significant excess inventory during 2021 and 2022 in a desire to avoid parts shortages, and in 2023 as a result of lower-than-expected production at certain OEMs. We estimate that our customers used the vast majority of this excess, accrued inventory in 2024 in accordance with our expectations, but there is no guarantee that orders will remain normalized or that our customers won’t build up excess inventory in the future.

We depend on a limited number of Tier 1 customers and OEMs for a substantial portion of our revenue, and the loss of, or a significant reduction in sales to, one or more of our major Tier 1 customers and/or the discontinued incorporation of our solutions by one or more major OEMs in their vehicle models would adversely affect our business, results of operations, and financial condition.

We supply OEMs with the EyeQ™ platform directly or through our arrangements with automotive system integrators, known as Tier 1 automotive suppliers, which are direct suppliers to OEMs. In 2024, our three largest Tier 1 customers, which were ZF, Valeo, and Aptiv, accounted for 27%, 20%, and 14%, respectively, of our revenue, compared to 30%, 24%, and 14%, respectively, in 2023. Moreover, in 2024, 15%, 15%, 11%, and 9% of our revenue was derived from the incorporation of our solutions into the vehicle models of four OEMs and a total of 78% of our revenue was derived from the incorporation of our solutions into the vehicle models of eight OEMs (including those four) through our Tier 1 customers. We have not executed written agreements with these Tier 1 customers but rather provide our solutions to such customers pursuant to standard purchase orders under our general terms and conditions, pursuant to which they are generally not obligated to purchase our solutions in any certain quantity or at any certain price. See “— There is no guarantee that our customers will purchase our solutions in any certain quantity or at any certain price even after we achieve design wins, and there may be significant delays between the time we achieve a design win until we realize revenue from the vehicle model.” Notwithstanding the foregoing, as a result of global shortages, some of our customers, including our top three Tier 1 customers, committed to purchasing minimum quantities of certain solutions in 2023. However, with the abatement of global shortages, our customers have generally reverted to our customary practice of committing to purchase quantities of our solutions on a quarterly or shorter basis.

We believe our business, results of operations, and financial condition for the foreseeable future will likely continue to depend on sales to a relatively small number of Tier 1 customers and the incorporation of our solutions by a relatively small number of OEMs in their vehicle models. In the future, our current Tier 1 customers may decide not to purchase our solutions, may purchase fewer of our solutions than they did in the past, or may alter their purchasing patterns, and OEMs may discontinue incorporation of our solutions in their vehicle models, including as a result of a transition to in-house solutions or solutions provided by our competitors, or their individual or aggregate production levels may decline due to a number of factors, including supply chain challenges and macroeconomic conditions. Further, the amount of revenue attributable to any single Tier 1 customer, or our Tier 1 customer concentration generally, may fluctuate in any given period. Our customers and the OEMs that incorporate our solutions may not perform as well as the automotive market as a whole, which in turn could impact our business, results of operations, and financial condition relative to the industry. The loss of one or more key Tier 1 customers, a reduction in sales to any key Tier 1 customer, the discontinued or decreased incorporation of our solutions by a key OEM, or our inability to attract new significant Tier 1 customers and OEMs would negatively impact our revenue and adversely affect our business, results of operations, and financial condition.

The success of our AMaaS solutions will depend on their effective deployment and operation by third parties.

The success of our AMaaS directed solutions will depend on our customers and partners, such as transportation network companies, effectively deploying and operating our solution in the future, and their failure to do so may result from factors outside our control. We are collaborating with various business-to-business and business-to-consumer channels for the purpose of deploying Mobileye Drive™. As part of our business-to-business go-to-market strategy, we expect to sell and integrate Mobileye Drive™ to a range of shuttle network operators and vehicle OEMs that intend to operate consumer-facing AMaaS, transportation on demand, and delivery services. Additionally, as part of our business-to-customer go-to-market strategy, we expect to deploy Mobileye Drive™-enabled AMaaS offerings by integrating them with our self-driving vehicles in partnership with transportation network companies. Such third parties may also terminate our partnerships with them. Any failures by third parties to effectively deploy and operate our AMaaS solutions, or the termination of our relationships with any such third parties, would adversely affect our business, results of operations, and financial condition.

Developing RoadBook™ depends on continued cooperation by OEMs.

The success of our Cloud-Enhanced ADAS™, Mobileye Surround ADAS™, Mobileye SuperVision™, Mobileye Chauffeur™ and Mobileye Drive™ systems requires significant amounts of fresh mapping data from series production vehicles around the world in order to develop RoadBook™. We currently have agreements in place that provide OEMs with economic benefits or technological advantages to provide us with data arriving from OEM series production vehicles, but there is no guarantee that we can keep such agreements in place or that OEMs will continue to cooperate with us. If we are not able to obtain mapping data for RoadBook™, our Cloud-Enhanced ADAS™, Mobileye Surround ADAS™, Mobileye SuperVision™, Mobileye Chauffeur™ and Mobileye Drive™ systems will not perform as expected, which would adversely affect our business, results of operations, and financial condition.

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

We face integration risks and costs associated with companies, assets, employees, products, and technologies that we have or that we may acquire.

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

We are exposed to adverse as well as beneficial movements in currency exchange rates. Our functional currency is the U.S. dollar, and we incur financial expenses in connection with fluctuations in value due to foreign exchange differences between our monetary assets and liabilities denominated in New Israeli Shekels and, to a much lesser extent, the Euro, the Chinese Yuan and the Japanese Yen. Although most of our sales occur in U.S. dollars, and our financial results are reported in U.S. dollars, the payroll and other operating expenses that are denominated in New Israeli Shekels are well above half of these expenses. An increase in the value of the dollar will increase the real cost to our customers of our solutions in those markets outside the U.S. where we sell in dollars, and a weakened dollar will increase the cost of expenses such as payroll, utilities, tax, marketing expenses, and capital expenditures. In 2024, the Company initiated a foreign currency cash flow hedging program, designed to hedge the Company’s foreign exchange rate risk resulting from its ILS payroll expenses, but there is no guarantee that volatility in exchange rates will not adversely affect our business, results of operations and financial condition.

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

The theft, loss, or misuse of personal information collected, used, stored, or transferred by us to run our business could result in significantly increased business and security costs or costs related to defending legal claims. For example, data collected by the camera of our solutions during the development cycle of a project may include personal information such as license plate numbers of other vehicles, facial features of pedestrians, appearance of individuals, GPS data, and geolocation data. We anticipate that our collection of such personal information may increase as a result of the future introduction of our MaaS solutions, including any integration of Moovit, which may provide us with access to personal information of its users, and it may increase as we enter into new or adjacent businesses. Notwithstanding our efforts to protect the security and integrity of our customers’ personal information, we may be required to expend significant resources to comply with data breach requirements if, for example, third parties improperly obtain and use the personal information of our customers, or we otherwise experience a data loss with respect to customers’ personal information. We may also be required to expend significant resources to investigate a potential data breach. A major data breach or a major breach of our network security and systems may result in fines, penalties, and damages, harm our reputation, and adversely affect our business, results of operations, and financial condition.

Data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries in which we provide services. We are subject to a variety of local, state, national and international laws, directives, and regulations that apply to the collection, use, retention, protection, security, disclosure, transfer, and other processing of personal data in the different jurisdictions in which we operate (“Data Protection Laws”). Any failure by us or our vendors or other business partners to comply with our public privacy notice or with U.S. federal, state, local, Israeli, Chinese, or other foreign or international Data Protection Laws could result in regulatory or litigation-related actions against us, legal liability, fines, damages, ongoing audit requirements, and other significant costs. Global privacy legislation, enforcement, and policy activity in this area are rapidly expanding and creating a complex regulatory compliance environment. Because many Data Protection Laws are new or subject to recent revisions or updates, there is often little clarity as to their interpretation or best practices for compliance, as well as a lack of precedent for the scope of enforcement. Costs to comply with Data Protection Laws and implement appropriate privacy and data protection measures are significant, and may require us to change our business practices and compliance manners. Any noncompliance could adversely affect our ability to collect, analyze, and store data, expose us to significant monetary penalties, damage to our reputation, result in suspension of online services or sites in certain countries, and even result in criminal sanctions. Even our inadvertent failure to comply with Data Protection Laws could result in audits, regulatory inquiries, or proceedings against us by governmental entities or other third parties. Any inability to adequately address data privacy or data protection, or other information security-related concerns, including in each case in respect of our use of AI technologies, even if unfounded, to successfully negotiate privacy, data protection, or information security-related contractual terms with customers, or to comply and demonstrate compliance with Data Protection Laws, could result in additional cost and liability to us, harm our reputation and brand, and could adversely affect our business, results of operations, and financial condition.

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

In addition, we depend on licenses for certain technologies from third parties and, as a result, are dependent on these third parties to protect, defend and enforce the intellectual property rights related to those technologies. This includes an agreement with Intel in which Intel grants to us a royalty-free, nonexclusive, nontransferable, and worldwide license, sublicense, or other right, as applicable, under certain patents and patent applications of other Intel subsidiaries and certain third parties, and further includes agreements we entered into with Intel in connection with the Mobileye IPO pursuant to which we are granted limited licenses from Intel for sensitive core technology relating to radar. See “— We depend on licenses for certain technologies from third parties, some of which require us to pay royalties, and our inability to use such technologies in the future would harm our ability to remain competitive” and “Risks Related to Our Relationship with Intel and Our Dual Class Structure — We may have conflicts of interest with Intel and, because of (i) certain provisions in our amended and restated certificate of incorporation relating to related person transactions and corporate opportunities, (ii) agreements we have with Intel in connection with the Mobileye IPO, and (iii) Intel’s controlling beneficial ownership interest in our company, we may not be able to resolve such conflicts on terms favorable to us.”

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

We have previously faced claims and may in the future be subject to additional claims and litigation alleging our infringement, misappropriation or other violation of third-party patent rights, trade secret rights or other intellectual property rights, including in respect of our use of certain AI technologies, particularly as a public company with an increased profile and visibility, and as we expand our presence in the market and to new use cases and face increasing competition. In addition, in the event that we recruit employees from other technology companies, including certain potential competitors, and these employees are used in the development of solutions that are similar to the solutions they were involved in developing for their former employers, we may become subject to claims that such employees have improperly used or disclosed trade secrets or other proprietary information. We may also in the future be subject to claims by our suppliers, employees, consultants, or contractors asserting an ownership right in our patents or patent applications, as a result of the work they performed on our behalf. These claims and any resulting lawsuits, if resolved adversely to us, could subject us to significant liability for damages, impose temporary or permanent injunctions against our solutions or business operations or invalidate or render unenforceable our intellectual property. In addition, because patent applications can take many years until the patents issue, there may be applications now pending of which we are unaware, which may later result in issued patents that our solutions may infringe. If any of our solutions infringe, misappropriate or otherwise violate a third party’s patent rights, or if we wish to avoid potential intellectual property litigation on any alleged infringement, misappropriation or other violation relating to our solutions, we could be prevented from selling, or we could elect not to sell, such solutions unless we obtain additional intellectual property rights and licenses, which may involve substantial royalty or other payments and may not be available on acceptable terms or at all. Alternatively, we could be forced to redesign one or more of our solutions to avoid any infringement or allegations thereof. Procuring or developing substitute solutions that do not infringe could require significant effort and expense, and we may not be successful in any attempt to redesign our solutions to avoid any alleged infringement.

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

We integrate certain technologies developed and owned by third parties into our solutions, including the central processing unit cores of our EyeQ™ SoCs, through license and technology transfer agreements. Under these agreements, we are obligated to pay royalties for each unit of our solutions that we sell that incorporates such third-party technology. If we are unable to maintain our contractual relationships with the third-party licensors on which we depend, then we may not be able to find replacement technology to integrate into our solutions on a timely basis or for a similar royalty fee, in which case our business, results of operations, and financial condition would also be adversely affected.

We also are party to an agreement with Intel in which (i) we grant to Intel a royalty-free, nonexclusive, nontransferable, perpetual, irrevocable, sublicensable under certain circumstances, and worldwide license under patents and patent applications owned or controlled by us, and (ii) Intel grants to us a royalty-free, nonexclusive, nontransferable, and worldwide license, sublicense, or other right, as applicable, under certain patents and patent applications of other Intel subsidiaries and certain third parties, and we entered into agreements with Intel in connection with the Mobileye IPO in which we will have a limited license from Intel for sensitive core technology relating to radar. See “— Risks Related to Our Relationship with Intel and Our Dual Class Structure — We may have conflicts of interest with Intel and, because of (i) certain provisions in our amended and restated certificate of incorporation relating to related person transactions and corporate opportunities, (ii) agreements we have with Intel in connection with the Mobileye IPO, and (iii) Intel’s controlling beneficial ownership interest in our company, we may not be able to resolve such conflicts on terms favorable to us.”

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

Our business depends on, and is directly affected by, the global automobile industry. Economic conditions in North America, Europe and Asia can have a large impact on the production volume of new vehicles, and, accordingly, have an impact on our revenue. Automotive production and sales are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences, changes in interest rate levels and credit availability, consumer confidence and purchasing power, energy and fuel costs, fuel availability, environmental impact, governmental incentives, regulatory requirements, and political volatility, especially in energy-producing countries and growth markets. In addition, automotive production and sales can be affected by our customers’ ability to continue operating in response to challenging economic conditions and in response to labor relations issues and shortages, supply chain disruptions, regulatory requirements, trade agreements and other factors. Furthermore, uncertain economic conditions and inflation may contribute to a reduction in consumer demand, which may reduce vehicle production over at least the next several quarters. In addition to these general economic factors, uncertainties in specific markets may further contribute to lower vehicle production. For example, the disruption by Russia of gas supplies to Western Europe could significantly impact industrial production, including vehicle production, in significant markets such as Germany. We cannot predict when the impact of these factors on global vehicle production will substantially diminish. More generally, the volume of automotive production in North America, Europe, China, and the rest of the world has fluctuated, sometimes significantly, from year to year, for many reasons, and such fluctuations give rise to fluctuations in the demand for our solutions. For example, towards the end of the first half of 2024, global automotive production forecasts weakened, which disproportionately impacted our core customers, primarily due to their continued market share losses in China. We cannot be certain of the severity and length of the continued volatility in the global automotive market, including macro-factors impacting our sales to OEMs in China, and the extent of the adverse effect that such volatility could have on our results of operations, financial condition and business in the long term. As a result, in addition to the impact of the current uncertainties that we anticipate to impact automotive production in the near term, adverse changes in economic or market conditions or other factors, including, but not limited to, general economic conditions, the bankruptcy of any of our customers or the closure of OEM manufacturing facilities may result in a reduction in automotive sales and production, and could have an adverse effect on our business, results of operations, and financial condition.

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

We are subject to laws and regulations worldwide that affect our operations and that differ among jurisdictions, including automotive safety regulations, regulations governing autonomous driving technology, AI technologies, intellectual property ownership and infringement laws, tax laws, import and export regulations, anti-corruption laws, foreign exchange controls and cash repatriation restrictions, data privacy laws, competition laws, advertising regulations, employment laws, product regulations, environmental laws, health and safety requirements, consumer laws and national security laws. Compliance with such requirements can be onerous and expensive, and may otherwise adversely affect our business, results of operations, and financial condition. Further, autonomous driving and AI technologies are the subject of evolving review by various federal, state and foreign governmental and regulatory agencies, including the SEC and U.S. Federal Trade Commission. For example, in Europe, the European Union’s Artificial Intelligence Act, which establishes, among other things, a risk-based governance framework for regulating AI systems operating in the European Union, entered into force on August 1, 2024. Various U.S. states and foreign jurisdictions also are applying, or are considering applying, their cybersecurity and data protection laws to AI technologies. As a result of the complexity and rapid development of autonomous vehicles (including the use of AI technologies in connection with their development), it is not possible to predict all of the legal, operational or technological risks related to our development of these technologies or our use of certain tools in connection therewith. Changes in laws and regulations governing autonomous vehicles and the use of certain technologies, such as AI, may adversely affect the ability of our business to develop and use such technologies in the future.

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

Likewise, national security and foreign policy concerns may prompt governments to impose trade or other restrictions, which could make it more difficult to sell our solutions in, or restrict our access to, certain markets. In this regard, our business activities are subject to various trade and economic sanctions laws and regulations, including, without limitation, the U.S. Department of the Treasury’s Office of Foreign Assets Control’s sanctions programs and the Export Administration Regulations issued by the U.S. Department of Commerce. These rules may prohibit or restrict our ability to, directly or indirectly, conduct activities or dealings in or with certain countries or involving certain persons, or otherwise affect our business. New measures imposed by the United States, the European Union, or others could restrict certain of our operations and adversely affect our business, results of operations, and financial condition, including for example the controls announced by BIS in January 2025 on advanced computing chips and certain closed AI model weights. Although we take steps to comply with applicable laws and regulations, our failure to successfully comply with applicable sanctions or export control rules may expose us to negative legal and business consequences, including civil or criminal penalties and government investigations.

In particular, in response to Russia’s invasion of Ukraine, the United States, the European Union, and several other countries have imposed far-reaching sanctions and export control restrictions on Russian entities and individuals. See “— The current conflict between Ukraine and Russia has exacerbated market instability and disrupted the global economy.”

Additionally, tensions between the United States and China have led to increased tariffs and trade restrictions, including tariffs applicable to some of our solutions, and have affected customer ordering patterns. In addition to imposing economic sanctions on certain Chinese individuals and entities, the United States has imposed restrictions on the export of U.S.-regulated products and technology to certain Chinese technology companies. For example, the United States has enacted, and subsequently updated, controls on certain transactions involving items for semiconductor manufacturing end uses and advanced computing integrated circuits destined for China. Most recently, BIS adopted final rules in January 2025 prohibiting certain transactions involving the sale or import of connected vehicles integrating specific hardware or software with a sufficient nexus to China or Russia. Conversely, the People’s Republic of China has implemented a series of industrial policies and other measures, including its “Made in China 2025” policy, to incentivize the development and growth of key industries domestically, such as robotics, aerospace and semiconductors, and to reduce reliance on foreign technology. These policies have also extended to ADAS and autonomous vehicle technologies, which has led to Chinese OEMs and other businesses choosing solutions from our Chinese competitors rather than our products, despite any competitive advantage our products may have in respect of price and/or performance. Although we do not believe that these recent controls and industrial policies will materially impede our ability to conduct our business, there can be no assurance that these or future restrictions would not materially adversely affect our financial performance. We derive significant revenue from China. In 2024 and 2023, we derived approximately 26% and 31% respectively, of our revenue from shipments of products to China. It is difficult to predict what further trade-related actions governments may take, which may include trade restrictions and additional or increased tariffs and export controls imposed on short notice, and we may be unable to quickly and effectively react to or mitigate such actions.

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

The current conflict between Ukraine and Russia has caused uncertainty about economic and political stability, increasing volatility in the credit and financial markets and disrupting the global economy. The United States, the European Union, and several other countries have imposed far-reaching sanctions and export control restrictions on Russian entities and individuals, including for example recent additional sanctions imposed by the European Union under Article 12g of Council Regulation (EU) No 833/2014. These measures could constrain our ability to work with Russian companies or individuals in connection with the development of our solutions in the future. These sanctions and export controls may also contribute to higher oil and gas prices and inflation, which could reduce demand in the global automotive sector and therefore reduce demand for our solutions. There is also a risk that Russia, as a retaliatory action to sanctions, may launch cyberattacks against the United States, the European Union, or other countries or their infrastructures and businesses. Additional consequences of the conflict may include diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, and various shortages and supply chain disruptions. While we do not currently directly rely on goods or services sourced in Russia or Ukraine and thus have not experienced any direct disruptions, we may experience indirect disruptions in our supply chain. Any of the foregoing factors, including developments or effects that we cannot yet predict, may adversely affect our business, results of operations, and financial condition.

Risks Related to Operations in Israel

Conditions in Israel affect our operations and may limit our ability to produce and sell our solutions.

Although we are incorporated under the laws of the State of Delaware, our headquarters and research and development center are located in the State of Israel, and as of December 28, 2024, substantially all of our equipment and tangible long-lived assets were located in Israel. Many of our employees, including certain members of our management, operate from our offices that are located in Jerusalem, Israel. In addition, a number of our officers and directors are residents of Israel. Accordingly, political, economic, and military conditions in Israel and the surrounding region may directly affect our business and operations. In recent years, Israel has been engaged in sporadic armed conflicts with Hamas, an Islamist terrorist group that controls the Gaza Strip, with Hezbollah, an Islamist terrorist group that controls large portions of southern Lebanon, and with Iranian-backed military forces in Syria. In addition, Iran has threatened to attack Israel and may be developing nuclear weapons. On October 7, 2023, Hamas launched a series of attacks on civilian and military targets in Southern and Central Israel, to which the Israel Defense Forces have responded. In addition, both Hezbollah and the Houthi movement have attacked military and civilian targets in Israel, to which Israel has responded, including through increased air and ground operations in Lebanon. In addition, the Houthi movement has attacked international shipping lanes in the Red Sea. Further, on April 13, 2024 and October 1, 2024, Iran launched a series of drone and missile strikes against Israel, to which Israel has responded. How long and how severe the current conflict in Gaza, Northern Israel, Lebanon or the broader region becomes is unknown at this time and any continued clash among Israel, Hamas, Hezbollah, Iran or other countries or militant groups in the region may escalate in the future into a greater regional conflict. To date our operations have not been materially affected, although as of January 31, 2025 approximately 3.7% of our employees have been called to reserve duty in the Israel Defense Forces. However, any hostilities involving Israel, regional geopolitical instability or the interruption or curtailment of trade or diplomatic relations between Israel and its trading partners as a result thereof could adversely affect our business, results of operations, and financial condition.

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

Some of our employees in Israel are obligated to perform annual reserve duty in the Israeli military for several days, and in some cases more, of annual military reserve duty each year until they reach the age of 40 (or older, for reservists who are military officers or who have certain occupations) and are subject to being called for additional active duty under emergency circumstances. In response to increased tension and hostilities, there have been occasional call-ups of military reservists, and it is possible that there will be additional call-ups in the future. For example, as a result of Israel’s current war against Hamas in the Gaza Strip and tensions with Hezbollah in northern Israel, as of January 31, 2025 approximately 3.7% of our employees have been called to reserve duty in the Israel Defense Forces. To date, our operations have not been materially affected. See “— Conditions in Israel affect our operations and may limit our ability to produce and sell our solutions.” We cannot predict the full impact of these conditions on us in the future, particularly if emergency circumstances or an escalation in the political situation occurs. If many of our employees are called for active duty, our operations in Israel and our business may not be able to function at full capacity, and our business, results of operations, and financial condition could be adversely affected.

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

Risks Related to our Relationship with Intel and our Dual Class Structure

The dual class structure of our common stock has the effect of concentrating voting control with Intel, and Intel will beneficially own shares of our Class B common stock, representing a majority of the shares of our common stock and approximately 98.6% of the voting power of our outstanding common stock as of December 28, 2024. This will limit or preclude your ability to influence corporate matters.

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Because of the 10-to-1 voting ratio between our Class B common stock and our Class A common stock, Intel, which is the beneficial holder of 711,500,000 shares of Class B common stock, beneficially owns approximately 98.6% of the voting power of our outstanding common stock as of December 28, 2024. Because Intel beneficially holds significantly more than a majority of the combined voting power of our common stock, it is able to control all matters submitted to our stockholders for approval.

As a result, for the foreseeable future, Intel will have significant influence over the management and affairs of our company and over the outcome of all matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation, or sale of substantially all of our assets, even if its stock holdings will be significantly diluted to represent less than 50% of the outstanding shares of our common stock. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. Intel may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This control, including any negative perception by shareholders of Intel or its actions, may adversely affect the trading price of our Class A common stock.

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

Conflicts of interest may arise between Intel and us in a number of areas relating to our ongoing relationship. Potential conflicts of interest that we have identified include, but are not limited to, the following:

●Certain of our directors may have conflicts of interest. Each of Patrick Bombach, Christine Pambianchi, and Saf Yeboah-Amankwah serves both as our director and in a senior management role at Intel. In addition, Frank D. Yeary serves both as our director and as Interim Executive Chair and a director of Intel. Such directors owe fiduciary duties to our company pursuant to Delaware law, but these relationships could create, or appear to create, conflicts of interest when these persons are faced with decisions with potentially different implications for Intel and us.
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
●Sale of our products on favorable terms. Under the terms of the Master Transaction Agreement we entered into with Intel in connection with the Mobileye IPO, so long as Intel holds at least 20% of our common stock, we will sell Intel our commercially available products, including EyeQ™ SoCs, for internal use, but not for resale on a standalone or bundled basis. We and Intel also agree pursuant to the Master Transaction Agreement to hold the other in most favored status with respect to products purchased or sold for internal use, meaning that the product prices, terms, warranties, and benefits provided between us and Intel shall be comparable to or better than the equivalent terms being offered by the party providing the products to any single, present customer of such party.

●Worldwide and perpetual license to patents. We are party to an agreement with Intel under which (i) we grant to Intel a royalty-free, nonexclusive, nontransferable, perpetual, irrevocable, sublicensable under certain circumstances, and worldwide license under patents and patent applications owned or controlled by us, and (ii) Intel grants to us a royalty-free, nonexclusive, nontransferable, and worldwide license, sublicense, or other right, as applicable, under certain patents and patent applications of other Intel subsidiaries and certain third parties. Any license, sublicense, or other right granted by Intel to us with respect to third-party patents and patent applications (or specific claims thereof) included in the grant in clause (ii) may be revoked (effective as of the date specified by Intel) by Intel, in whole or in part, at any time (and automatically terminates once Intel can no longer extend such rights to us under the applicable third-party license agreement), and all licenses, sublicenses or other rights from Intel with respect to patents and patent applications of other Intel subsidiaries included in the grant by Intel to us in clause (ii) automatically terminate once Intel’s ownership of our common stock falls below 50%. The license granted by us to Intel in clause (i) survives even if Intel’s ownership of our common stock falls below 50%, but solely with respect to patents and patent applications owned or controlled by us as of or prior to such time. The agreement will continue until the expiration of the last to expire of the patents and patent applications included in the grants in clauses (i) and (ii), unless earlier terminated by Intel at any time for its convenience. If any of our licenses from, sublicenses or other rights Intel were to terminate for any reason, we may be unable to replace such licenses, sublicenses or other rights at prices or on terms as favorable as those Intel provides, if at all, and that could adversely affect our business, results of operations, and financial condition.
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

We are licensed to sell the radar products only for ADAS and AV solutions for automobiles and to certain types of customers (Tier 1s, OEMs, MaaS). The Technology and Services Agreement has a term of two years, and will automatically renew for one-year renewal periods, unless the agreement is terminated for a party’s material breach, a party’s bankruptcy or insolvency, or advance notice of nonrenewal is given, however, termination of the agreement does not affect certain licenses granted to us by Intel in respect of the radar product. In addition, the agreement includes limitations on our ability (except after review and approval by Intel) to file a patent application based on or using the radar intellectual property licensed to us under the agreement, or information in Intel’s radar patents during the term of the agreement and for five years after the completion of the development of the last Mobileye sensor product.

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

We have historically utilized and plan to continue to utilize various administrative services and licenses, sublicenses and other rights provided by Intel, and if we are unable to continue utilizing such services and/or licenses, sublicenses or other rights we may fail to replace them at prices or on terms as favorable as those Intel provides. In addition, we have granted Intel a worldwide and perpetual license to our patents and patent applications.

We have historically utilized various administrative, financial, and other services provided by Intel. In addition, we are party to an agreement with Intel under which (i) we grant to Intel a royalty-free, nonexclusive, nontransferable, perpetual, irrevocable, sublicensable under certain circumstances, and worldwide license under patents and patent applications owned or controlled by us, and (ii) Intel grants to us a royalty-free, nonexclusive, nontransferable, and worldwide license, sublicense, or other right, as applicable, under certain patents and patent applications of other Intel subsidiaries and certain third parties. Any license, sublicense, or other right granted by Intel to us with respect to third-party patents and patent applications (or specific claims thereof) included in the grant in clause (ii) may be revoked (effective as of the date specified by Intel) by Intel, in whole or in part, at any time (and automatically terminates once Intel can no longer extend such rights to us under the applicable third-party license agreement), and all licenses, sublicenses or other rights from Intel with respect to patents and patent applications of other Intel subsidiaries included in the grant by Intel to us in clause (ii) automatically terminate once Intel’s ownership of our common stock falls below 50%. The license granted by us to Intel in clause (i) survives even if Intel’s ownership of our common stock falls below 50%, but solely with respect to patents and patent applications owned or controlled by us as of or prior to such time. The agreement will continue until the expiration of the last to expire of the patents and patent applications included in the grants in clauses (i) and (ii), unless earlier terminated by Intel at any time for its convenience. If any of our licenses, sublicenses or other rights from Intel were to terminate for any reason, we may be unable to replace such licenses, sublicenses or other rights at prices or on terms as favorable as those Intel provides, if at all, and that could adversely affect our business, results of operations, and financial condition.

Intel provides us with administrative, financial, legal, tax, and other services pursuant to the Administrative Services Agreement and certain technologies and products that may be used in the development, manufacture, and commercialization of our solutions pursuant to the Technology and Services Agreement. If we are unable to maintain these contractual relationships with Intel, we may fail to replace such services and/or licenses, sublicenses or other rights at prices or on terms as favorable as those Intel provides, and that could adversely affect our business, results of operations, and financial condition.

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

The stock market in general has been, and the market price of our Class A common stock specifically is, subject to fluctuation, whether due to, or irrespective of, our operating results and financial condition. The market price of our Class A common stock on Nasdaq may fluctuate as a result of a number of factors, some of which are beyond our control, including, but not limited to:

●	announcements by regulators and other safety organizations regarding ADAS, autonomous driving and related technology;
●	publicized accidents involving ADAS and autonomous driving technology, whether developed by us or our competitors;
●	market acceptance of our solutions;
●	fluctuations in supply and demand for our products;
●	announcements of the results of research and development projects by us or our competitors;
●	announcements by others relating to autonomous driving technology and its adoption by OEMs;
●	development of new competitive systems and products by others;
●	changes in earnings estimates or recommendations by securities analysts;
●	developments concerning our intellectual property rights;

●	loss of key personnel, particularly Professor Shashua;
●	changes in the cost of satisfying our warranty obligations;
●	loss of key customers;
●	disruptions to our and the global supply chain;
●	macroeconomic irregularities such as worsening inflationary trends, volatile interest rates and labor shortages;
●	delays between our expenditures to develop and market new or enhanced products and the generation of sales from those products;
●	changes in the amount that we spend to develop, acquire, or license new products, technologies, or businesses;
●	changes in our research and development and operating expenditures;
●	variations in our and our competitors’ results of operations and financial condition;
●	our sale or proposed sale or the sale or proposed sale by Intel (or other actions taken by Intel) or other significant stockholders of our common stock or other securities in the future; and
●	general market conditions and other factors, including factors unrelated to our operating performance.

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

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting, to which our auditors need to attest in accordance with guidelines set forth by the Public Company Accounting Oversight Board (“PCAOB”). We may in the future identify material weaknesses when evaluating our internal control over financial reporting that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. Testing and maintaining our internal control over financial reporting may also divert management’s attention from other matters that are important to the operation of our business. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented, or amended from time to time, then we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations.

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

Under our amended and restated certificate of incorporation, we opted out of the anti-takeover provisions of Section 203 of the Delaware General Corporation Law (the “DGCL”). If Intel’s holdings in our stock are reduced so that Intel no longer maintains at least 15% of the combined voting power of our common stock, then we will no longer opt out of Section 203 of the DGCL, which could discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

●	our dual class common stock structure, which provides Intel, as the holder of our Class B common stock, with the ability to significantly influence the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding common stock;
●	if Intel’s holdings in our stock are reduced so that it no longer maintains a majority of the combined voting power of our common stock, our stockholders will only be able to take action at a meeting of stockholders and not by written consent;
●	vacancies on our board of directors will be able to be filled only by our board of directors and not by stockholders, provided, however, that vacancies on our board of directors caused by an action of stockholders may only be filled by a vote of the stockholders until Intel’s holdings in our stock are reduced so that it no longer maintains a majority of the combined voting power of our common stock;
●	beginning at the first annual meeting of stockholders following any such time that Intel’s holdings in our stock no longer represent at least 20% of the aggregate number of shares of our outstanding common stock, our board of directors will be classified into three classes of directors with staggered three-year terms;

●	beginning at the first annual meeting of stockholders following any such time that Intel’s holdings in our stock no longer represent at least 20% of the aggregate number of shares of our outstanding common stock, directors will only be able to be removed from office for cause;
●	so long as Intel’s holdings in our stock represent at least 20% of the aggregate number of shares of our outstanding common stock, consent by holders of a majority of our Class B common stock will be required for consolidations or mergers;
●	no provision in our amended and restated certificate of incorporation or amended and restated bylaws provides for cumulative voting, which limits the ability of minority stockholders to elect director candidates;
●	only the Chairman of our Board of Directors, our Chief Executive Officer, or our Secretary upon written request by a majority of our Board of Directors are authorized to call a special meeting of stockholders;
●	our amended and restated certificate of incorporation provides that certain litigation against us can only be brought in Delaware unless we otherwise consent;
●	nothing in our amended and restated certificate of incorporation precludes future issuances without approval by holders of shares of our Class A common stock of the authorized but unissued shares of our common stock, though approval by holders of a majority of our Class B common stock will be required for such issuances for so long as Intel’s holdings in our stock represent at least 20% of the aggregate number of shares of outstanding common stock, subject to certain exclusions;
●	our amended and restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued, without the approval of the holders of our capital stock; and
●	advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

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

General Risks

Changes in our effective tax rates may reduce our net income.

A number of factors can increase our effective tax rates, which could reduce our net income, including:

●	changes in the volume and mix of profits earned and location of assets across jurisdictions with varying tax rates and the associated impacts of legislative actions affecting multi-national enterprises;
●	changes in the valuation of our deferred tax assets and liabilities, and in associated deferred tax asset valuation allowance;
●	adjustments to income taxes upon finalization of tax returns;
●	increases in expenses not deductible for tax purposes, including equity-based compensation or impairments of goodwill;
●	changes in available tax credits;
●	changes in our ability to secure new, or renew existing, tax holidays and incentives;
●	changes in U.S. federal, state, or foreign tax laws or their interpretation, including changes in the U.S. to the taxation of non-U.S. income and expenses;
●	changes resulting from the adoption by countries of OECD recommendations, including adoption of tax legislation to comply with Pillar Two Model Rules, or other legislative actions
●	changes in accounting standards; and

●	those described under “Risks Related to Operations in Israel — The tax benefits that are available to us under Israeli law require us to meet various conditions and may be terminated or reduced in the future, which could increase our costs and taxes.”

Global or regional conditions can adversely affect our business, results of operations, and financial condition.

We and our suppliers have manufacturing, assembly and testing, research and development, sales and other operations in Israel and several other countries, and some of our business activities are concentrated in one or more geographic areas. Moreover, 82% of our total revenue in 2024 was derived outside of the United States, with China, Germany, and South Korea making up 26%, 16%, and 13% of total revenue respectively, based on the location of the customer to which the product was shipped. As a result, our business, operating results, and financial condition, including our ability to produce, assemble, test, design, develop, or sell products, and the demand for our solutions, are at times adversely affected by a number of global and regional factors outside of our control.

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

We can be adversely affected by other global and regional factors that periodically occur, including:

●	geopolitical and security issues, such as armed conflict and civil or military unrest, political instability, human rights concerns and terrorist activity;
●	natural disasters, public health issues (such as the COVID-19 pandemic) and other catastrophic events;
●	inefficient infrastructure and other disruptions, such as supply chain interruptions and large-scale outages or unreliable provision of services from utilities, transportation, data hosting or telecommunications providers;
●	formal or informal imposition of new or revised export, import or doing-business regulations, including trade sanctions, tariffs, and changes in the ability to obtain export licenses, which could be changed without notice;
●	government restrictions on, or nationalization of, our operations in any country, or restrictions on our ability to repatriate earnings from a particular country;
●	adverse changes relating to government grants, tax credits or other government incentives, including more favorable incentives provided to competitors;
●	differing employment practices and labor issues;
●	ineffective legal protection of our intellectual property rights in certain countries;
●	local business and cultural factors that differ from our current standards and practices;
●	continuing uncertainty regarding social, political, immigration and tax and trade policies; and
●	fluctuations in the market values of any of our investments, which can be negatively affected by liquidity, credit deterioration or losses, interest rate changes, financial results, political risk, sovereign risk, or other factors.

Catastrophic events can adversely affect our business, results of operations, and financial condition.

Our operations and business, and those of our customers and direct and indirect vendors and suppliers of OEMs, can be disrupted by natural disasters, industrial accidents, public health issues (such as the COVID-19 pandemic), cybersecurity incidents, interruptions of service from utilities, transportation, telecommunications or IT systems providers, production equipment failures or other catastrophic events.

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

Even though we maintain insurance coverage for a variety of property, casualty, and other risks, not all possible risks are or can be fully covered and therefore any insurance payments to the Company may not necessarily cover the entire scope of the damage and/or all possible losses. We may also decide not to purchase certain policies and/or to self-insure against certain risks. The types and amounts of our insurance coverage vary depending on availability, cost, and decisions with respect to risk retention. We may decided to not purchase certain policies at all for various reasons, including due to the costs of such policy outweighing any economic benefit, and there is no certainty that it will be possible to purchase or renew suitable insurance policies in the future pursuant to reasonable commercial terms, if at all. Some of the policies under which we are covered may have large deductibles and broad exclusions. In addition, one or more insurance providers may be unable or unwilling to pay a claim. Our insurers may also discontinue our insurance coverage and we may be unable to find replacement insurance on acceptable terms or at all, or where we share our limits with Intel claims by Intel under these policies may exhaust the available policy limits.

Losses not covered by insurance may be large, which would adversely affect our business, results of operations, and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management

Cybersecurity risk management is an integral part of our overall enterprise risk management program, which we have continued to invest in developing. Our corporate cybersecurity risk management program provides a framework for handling cybersecurity threats and incidents, including threats and incidents associated with the use of services provided by third-party vendors and service providers, and facilitating coordination across different business units of the Company. Our corporate cybersecurity risk management program is based on and audited against industry standards, including ISO 27001 for Information Security Management Systems (ISMS) and the automotive industry’s Trusted Information Security Assessment Exchange standard (TISAX).

Our corporate cybersecurity team is responsible for operating our cybersecurity risk management program. The cybersecurity team determines with management an annual workplan for risk assessments, reviews, audits and tests. The cybersecurity team also conducts vulnerability assessments, security reviews and penetration tests on a regular basis in accordance with such workplan. Following risk assessments that require any remediation, the cybersecurity team then conducts a risk treatment and response process, including mitigation, remediation and risk reduction efforts. Our policies also require that Internet-accessible enterprise systems and applications must undergo a penetration test at least annually, and we engage specialized, independent, third parties to conduct penetration tests and specific in-depth reviews of certain enterprise systems and applications.

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

Our organizational cybersecurity program is under the direction of our Chief Information Security Officer (“CISO”) who receives reports from our cybersecurity team and oversees the prevention, detection, mitigation, and remediation of cybersecurity threats and incidents. Our CISO reports to our Chief Operating Officer (“COO”), who may discuss cybersecurity risks and other operational risks with other senior management as appropriate. Our CISO and dedicated cybersecurity team personnel are certified and experienced information systems security professionals and cybersecurity managers with many years of experience. Our CISO has served in that position since 2019 and has over 25 years of managerial and professional cybersecurity expertise. He has held the role of CISO and other senior management positions with NDS, Cisco and Deloitte and has also served as cybersecurity consultant for companies in multiple global industries. Our COO has extensive experience in project management and cybersecurity, including from past roles with Verint - Systems and Cisco Systems as well as the establishment and management of the Company’s cybersecurity team prior to our CISO joining the Company.

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

The COO and CISO provide updates to the audit committee of our board of directors (the “Audit Committee”) on the Company’s cybersecurity programs, material cybersecurity risks and mitigation strategies. In addition to such regular updates, and as part of our incident response processes, our COO is also responsible for informing the Audit Committee of material cybersecurity threats and incidents, based on management’s assessment of risk.

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

In 2024, we did not identify any cybersecurity risks that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or incidents, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors – Risks Related to Privacy, Data, and Cybersecurity” in this Annual Report on Form 10-K.

Item 2. Properties

We own our principal offices at Shlomo Momo HaLevi Street 1, Jerusalem, Israel, totaling approximately 1,377,781 square feet (approximately 128,000 square meters). We also lease office space in Tel Aviv and various other locations in Israel and around the world, including Detroit, Munich, Tokyo, Beijing and Shanghai.

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

Legal Actions

U.S. Class Action

Securities Litigation. On January 16, 2024, a putative class action captioned McAuliffe v. Mobileye Global Inc., et al., 1:24-CV-00310 (S.D.N.Y.), was filed in the United States District Court for the Southern District of New York against Mobileye and certain of its current and former officers. Following the consolidation of the action with a substantively identical case, Le v. Mobileye Global Inc., et al., 1:24 - CV - 01390 (S.D.N.Y.), and the appointment of a lead plaintiff, an amended complaint was filed on September 13, 2024. In response to the defendants’ motion to dismiss, filed on October 25, 2024, lead plaintiff filed a second amended complaint on November 22, 2024. The second amended complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with defendants’ alleged misstatements and omissions concerning the build-up of excess inventory by certain Tier 1 Mobileye customers, and seeks unspecified damages and other relief on behalf of all persons and entities who purchased or otherwise acquired Mobileye securities between January 26, 2023 and August 8, 2024. The second amended complaint also includes claims asserted by an additional plaintiff under Sections 11 and 15 of the Securities Act of 1933 on behalf of a putative class of purchasers of Mobileye Class A common stock offered in Mobileye’s June 5, 2023 secondary public offering. Mobileye and the individual defendants filed a motion to dismiss the second amended complaint on December 20, 2024. We intend to defend the matter vigorously. No provision was recorded in the financial statements as of December 28, 2024.

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

On June 27, 2024, an additional derivative lawsuit was filed in the United States District Court for the Southern District of New York against certain members of the Mobileye Board of Directors, certain of Mobileye’s current and former officers, and Intel Corporation, in its capacity as Mobileye’s controlling shareholder. Mobileye was also named as a nominal defendant. On July 9th, 2024, this derivative action was consolidated with the derivative action originally filed on April 12, 2024 and the consolidated derivative action was stayed by the court pending resolution of the anticipated motion to dismiss in the consolidated securities action. We intend to defend the derivative claims vigorously. No provision for the consolidated derivative action was recorded in the financial statements as of December 28, 2024.

U.S. Patent Litigation

On January 26, 2024, Facet Technology Corp. (“Facet”) sued Mobileye in the U.S. District Court for the Eastern District of Texas for allegedly infringing two patents. Captioned Facet Technology Corp. v. Mobileye Global, Inc., the complaint alleges that certain Mobileye products directly and indirectly infringe both patents. The complaint seeks unspecified damages, a permanent injunction, and attorneys’ fees and costs. We have moved to dismiss the complaint for improper venue and await a ruling. On November 7, 2024, Mobileye Vision Technologies Ltd. and Mobileye Inc., each a wholly-owned indirect subsidiary of Mobileye Global Inc., sued Facet Technology Corp. in the U.S. District Court of Minnesota seeking a declaratory judgement that the Mobileye plaintiffs do not infringe either patent. We intend to defend the matter vigorously. No provision was recorded in the financial statements as of December 28, 2024.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock is listed on Nasdaq under the symbol “MBLY.” Our Class B common stock is not listed nor traded on any stock exchange.

On January 31, 2025, there was 1 stockholder of record of our Class A common stock and 1 stockholder of record of our Class B common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or “street name” accounts through brokers.

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

As of December 28, 2024, our solutions had been installed in approximately 1200 vehicle models (including local country, year, and other vehicle model variations), and our SoCs had been deployed in over 200 million vehicles. We are actively working with more than 50 OEMs worldwide on the implementation of our ADAS solutions. For the year ended December 28, 2024, we shipped approximately 29.0 million of our systems, of which the substantial majority were EyeQ™ SoCs. This represents a decrease from the approximately 37.4 million of our systems that we shipped in 2023 and approximately 33.7 million of our systems that we shipped in 2022, primarily due to a significant drawdown of excess inventory at our Tier 1 customers and a reduction in volumes shipped to China in 2024.

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

Our Business Model

We currently derive substantially all of our revenue from our commercially deployed ADAS solutions, including our Premium ADAS solutions. In the future, propelled by our next generation of EyeQ™ SoCs, including our EyeQ™6 SoC, our Compound AI system architecture, including True Redundancy™, our surround computer vision Mobileye SuperVision™ solution, and our software-defined imaging radars, we believe that we will be positioned to deliver an autonomous driving solution that can enable the mass adoption of AV.

We generate the majority of our revenue from the sale of our EyeQ™ SoCs to OEMs through sales to Tier 1 automotive suppliers. We typically sell our products with volume-based pricing and recognize the revenue and costs associated with our products upon shipment.

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

We partner with STMicroelectronics, a leading supplier and innovator of semiconductor devices for automotive applications, in manufacturing, design, and research and development. We have co-developed six generations of our automotive grade SoC, EyeQ™, with STMicroelectronics including EyeQ™5 and EyeQ™6. We have also established relationships with several suppliers, such as Quanta Computer, to develop and assemble our ECUs, including the design for our Mobileye SuperVision™, which includes our EyeQ™5 and EyeQ™6 SoCs manufactured by STMicroelectronics.

Our close partnership with Intel exists on multiple fronts. As a result of our relationship with Intel, we have access to unique and differentiating technologies. For example, we may license certain technologies from Intel that support the design and development of our software-defined imaging radar, including Intel’s mmWave technologies. Additionally, we intend to explore a collaboration with Intel on a technology platform to integrate our EyeQ™ SoC with Intel’s market leading central compute capability, with plans to utilize Intel Foundry Services’ advanced packaging capabilities. This potential platform is intended to enable functions essential to safety, entertainment, and cloud connectivity. Intel’s strength in government affairs and policy development around the world will continue to be of significant value to us as we collaborate with regulators who are preparing frameworks to enable commercial deployment of AVs.

Key Factors Affecting Our Performance

We believe there are several important factors that have affected and that we expect to continue to affect our results of operations:

Global demand for automotive vehicles. Our business performance is related to global automotive sales and automotive vehicle production by our OEM customers. Economic conditions in North America, Europe and Asia can have a large impact on the production volume of new vehicles, and, accordingly, have an impact on our revenue. Our OEM customers’ production can vary from period to period due to global demand, market conditions and competitive conditions, geopolitical issues including trade restrictions and tariffs, as well as other factors. For example, towards the end of the first half of 2024, global automotive production forecasts weakened, which disproportionately impacted our core customers, primarily due to their continued market share losses in China. We cannot be certain of the severity and length of the continued volatility in the global automotive market, including macro factors impacting our sales to OEMs in China, and the extent of the adverse effect that such volatility could have on our results of operations, financial condition and business in the long term. While automotive production has now recovered to approximately 2019 levels, current uncertain economic conditions inflation may contribute to a reduction in consumer demand. In addition to economic conditions, in prior periods, including during the supply chain crisis and semi-conductor shortage of 2021 and 2022, certain Tier 1 customers increased their orders for components and parts, including our solutions, to counteract the impact of supply chain shortages for auto parts. As a result, some demand for our solutions and the corresponding revenue from these customers were shifted to earlier time periods than otherwise would have occurred absent a general supply chain shortage and inflationary environment. As a result of our standard planning process for 2024, including discussions with our Tier 1 customers, we became aware in late 2023 of significant excess inventory at our customers. This as well as lower than expected production at certain OEMs during 2023 led to the decision by our Tier 1 customers to prioritize in the first quarter of 2024 the utilization of excess inventory on hand before using new shipments to meet the demand of OEMs. We estimate our customers used the vast majority of this excess customer inventory in 2024 in accordance with our expectations, but there is no guarantee that orders will remain normalized or that our customers won’t build up excess inventory in the future. ADAS volumes have grown faster in recent years than the overall automotive market as ADAS penetration rates have increased, and we believe that we will continue to benefit from that trend. Our revenue of $1,654 million for the year ended December 28, 2024 was down 20% year-over-year, primarily due to the aforementioned utilization of excess inventory by our customers during the first half of 2024 and a reduction in volumes shipped to China OEMs in 2024. Continued or future constraints on global automotive production resulting from the effects of economic uncertainty, both global and in specific markets in which we operate, may be a limiting factor on our ability to increase revenue. We expect to continue to capitalize on our strong and collaborative relationships with OEMs and Tier 1s to expand our presence in key markets and capture the long-term growth opportunities in those markets.

Design wins with new and existing customers. Global OEMs are continuously looking for innovative ways to improve the customer appeal and safety of their vehicles. Additional program design wins for production programs are important to our future revenue growth. However, the revenue generated by each design win and the time necessary to achieve a design win can vary significantly. To achieve program design wins, we must maintain our technological leadership and continue to deliver differentiated solutions versus our competition, including in-house technologies developed by our customers, through investment in research and development. Together with Tier 1 automotive suppliers, we work closely with OEMs to understand their solution requirements and have built close long-term relationships with them extending across multiple generations of EyeQ™ products, though there is no guarantee that our customers will purchase our solutions in any certain quantity or at any certain price even after we achieve design wins. For example, in the third quarter of 2024 Zeekr announced their decision to utilize their in-house system instead of SuperVision™ for at least a major portion of product for their 001 model going forward.

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

Components of Results of Operations

Revenue

We currently derive substantially all of our revenue from our commercially deployed ADAS solutions including our Premium ADAS solutions. We generate the majority of our revenue from the sale of our EyeQ™ SoCs to OEMs primarily through sales to Tier 1 automotive suppliers that implement our product into vehicles, in which case our direct customer is the Tier 1 automotive supplier that is responsible for paying us for our products. Because of the complex nature of our products and the need to customize and validate a product and to integrate it into the OEM’s overall ADAS system, we also have strong direct relationships with the OEMs.

EyeQ™ SoC sales represented approximately 86% and 89% of our revenue for the years 2024 and 2023, respectively. Sales of our SuperVision™ product represented the majority of the remainder of our revenue for both 2024 and 2023. Revenue from the sale of our EyeQ™ products and SuperVision™ products is recognized at the time of product shipment from our facilities, as determined by the agreed-upon shipping terms. Our sales to any single Tier 1 automotive supplier typically cover more than one OEM and more than one production program from any OEM.

Cost of Revenue

Cost of revenue consists primarily of expenses associated with the manufacturing cost of our EyeQ™ SoCs and our SuperVision™ product, and amortization of acquired intangible assets, identified as developed technology. Additional costs are royalty fees for the intellectual property that is included in the EyeQ™ SoC, personnel-related expenses, logistics and insurance costs and allocated overhead costs. As we develop and sell full systems that include hardware beyond EyeQ™ SoCs, we expect that our gross margin will decrease over time because of the greater hardware content included in our solutions. However, as a result of a higher expected selling price for such systems, we expect our gross profit per unit will increase on a dollar basis in future periods.

Research and Development Expenses, net

Research and development expenses primarily consist of expenses associated with personnel related expenses, facilities, equipment and supplies for research and development activities, materials, parts and other prototype development, cloud computing services, consulting and other professional services, quality assurance within the development programs, and allocated overhead costs.

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

We intend to continue our significant investment in research and development activities to attain our strategic objectives. Accordingly, we expect research and development expenses to increase in absolute dollars, but to gradually decrease as a percentage of total revenue. The expected increase is mainly due to additional research and development headcount and higher direct expenses that we expect to incur in connection with the development of our new EyeQ™ SoC generations, Premium Driver-Assist offerings and the investment in software and hardware infrastructure for our AV solutions and active sensor suite.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of expenses associated with the amortization of acquired intangible assets, comprised of customer relationships and brands, personnel-related expenses, including share-based compensation of our sales force, as well as marketing expenses and allocated overhead costs.

We expect to increase our sales and marketing expenses over time, as we continue our efforts to increase market awareness of the benefits of our solutions, but we expect sales and marketing expenses to decrease as a percentage of total revenue as our business grows.

General and Administrative Expenses

General and administrative expenses consist of personnel-related expenses, including share-based compensation of our executive, insurance costs, expenses associated with finance and legal departments, including legal and accounting fees, litigation expenses, and fees for professional and contract services.

We expect our general and administrative expenses to moderately increase in absolute dollars but to decrease as a percentage of total revenue as our business grows. The expected increase is mainly associated with the costs related to being a public company, including the need to hire more personnel to support compliance with SEC rules and regulations and the applicable provisions of the Sarbanes-Oxley Act, as well as increased premiums for directors’ and officers’ insurance and the increased use of share-based compensation for general and administrative personnel.

Goodwill Impairment

Goodwill impairment expenses consist of a non-cash impairment loss recognized for the goodwill of the “Mobileye” reporting unit in the year ended December 28, 2024, as a result of the impairment analysis the Company performed during the third quarter of 2024.

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

In the years ended December 28, 2024 and December 30, 2023, we had no interest income (expense) with related party since the outstanding balance of both the Dividend Note and a loan to Intel were zero as of December 31, 2022. In the year ended December 31, 2022, we incurred a net interest expense with related party of $(6) million which mainly relates to accrued interest on the Dividend Note to Intel.

Other financial income (expense), net, consists primarily of income related to investments in money market funds, as well as income from short term deposits, fair value revaluation of equity investments and fluctuations in value due to foreign exchange differences between our monetary assets and liabilities denominated in New Israeli Shekels and to a much lesser extent, the Euro, the Chinese Yuan, the Japanese Yen, and other currencies.

Benefit (provision) for income taxes

Benefit (provision) for income taxes consists primarily of income taxes related to the United States, Israel and other foreign jurisdictions in which we conduct business. We also have incurred deferred tax liabilities with respect to tax amortization of certain acquired intangible assets. We are eligible for certain tax benefits in Israel under the Investment Law, at a reduced tax rate, subject to specified terms. In addition, the OECD announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules defining the global minimum tax in 2021, which calls for the taxation of large multinational corporations at a minimum rate of 15%. Subsequently, multiple sets of administrative guidance have been issued. Many non-US tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 (including the European Union Member States), with the adoption of additional components in later years, or announced their plans to enact legislation in future years. We are continuing to evaluate the impacts of enacted legislation and pending legislation to enact Pillar Two Model Rules in the non-US tax jurisdictions in which we operate.

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

Results of Operations

The following table sets forth our results of operations in dollars and as a percentage of revenue for the periods indicated:

	Year Ended
	December 28,		December 30,		December 31,
	2024		2023		2022
U.S. dollars in millions	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue	$1,654	100%	$2,079	100%	$1,869	100%
Cost of revenue	913	55%	1,032	50%	947	51%
Gross profit	741	45%	1,047	50%	922	49%
Operating expenses:
Research and development, net	1,083	65%	889	43%	789	42%
Sales and marketing	118	7%	118	6%	120	6%
General and administrative	70	4%	73	4%	50	3%
Goodwill impairment	2,695	163%	—	—%	—	—%
Total operating expenses	3,966	240%	1,080	52%	959	51%
Operating income (loss)	$(3,225)	(195)%	$(33)	(2)%	$(37)	(2)%
Interest income (expense) with related party, net and other financial income (expense), net	62	4%	49	2%	5	—%
Income (loss) before income taxes	(3,163)	(191)%	16	1%	(32)	(2)%
Benefit (provision) for income taxes	73	4%	(43)	(2)%	(50)	(3)%
Net income (loss)	$(3,090)	(187)%	$(27)	(1)%	$(82)	(4)%

(1)Includes amortization of acquired intangible assets, as follows:

	Year Ended
	December 28,	December 30,	December 31,
U.S. dollars in millions	2024	2023	2022
Cost of revenue	$376	$406	$469
Sales and marketing	68	68	75
Total amortization of acquired intangible assets	$444	$474	$544

(2)Includes share-based compensation expense, as follows:

	Year Ended
	December 28,	December 30,	December 31,
U.S. dollars in millions	2024	2023	2022
Cost of revenue	$2	$2	$2
Research and development, net	244	212	153
Sales and marketing	6	7	5
General and administrative	27	31	14
Total share-based compensation	$279	$252	$174

Comparison of the years ended December 28, 2024 and December 30, 2023

Revenue

In 2024, revenue was $1,654 million, down $425 million, or 20%, compared to 2023. This decrease in revenue was primarily due to a decrease of $438 million, or 24%, in EyeQ™ SoC revenue attributable mainly to a 23% decrease in volume, which was primarily related to the previously disclosed meaningful build-up of inventory at our Tier 1 customers, including in the fourth quarter of 2023. The vast majority of this excess inventory was consumed to satisfy demand in the first half of 2024. This was offset by a slight increase in SuperVision™ related revenue.

Cost of Revenue

In 2024, our cost of revenue decreased by $119 million, or 12%, compared to 2023. This decrease was primarily due to a decrease of $87 million in manufacturing costs relating primarily due to the decrease in sales of our EyeQ™ SoC, in addition to a $30 million decrease in amortization expenses of intangible assets.

Gross Profit and margin

In 2024, our gross profit decreased by $306 million, or 29%, compared to 2023. The decrease was mainly due to the decrease in revenue from our EyeQ™ SoC sales, partially offset by the decrease in amortization expenses of intangible assets.

Our gross margin decreased from 50% during 2023, to 45% during 2024. This decrease was mainly due to a higher impact of amortization of intangible assets as a percentage of revenues, as well as the impact of higher EyeQ-related costs per unit due to mix effects.

Research and Development Expenses, net

Research and development expenses, net, in 2024, increased by $194 million, or 22%, compared to 2023. This increase was primarily due to an increase in payroll and related expenses, resulting from an increase in average research and development headcount of 348 employees, and an increase in share-based compensation, which was partially offset by military duty reserve refunds from the state of Israel. In addition, there was an increase related to investments attributable to new product development and also an increase in depreciation costs associated with the new campus and additional sites.

Sales and Marketing Expenses

Sales and marketing expenses in 2024 remained flat compared to 2023, mainly due to an increase in marketing expenses which was offset by a decrease in payroll and related expenses including share-based compensation which is mainly associated to the winding down of the Aftermarket Solutions Unit in 2024.

General and Administrative Expenses

General and administrative expenses in 2024 decreased by $3 million, or 4%, compared to 2023. This decrease was mainly due to a decrease in legal and corporate expenses.

Goodwill Impairment

Goodwill impairment expenses were $2,695 million in 2024 and zero in 2023. During the third quarter of 2024, the Company performed an interim quantitative goodwill impairment analysis for the “Mobileye” reporting unit, resulting in a non-cash impairment loss. For further details, refer to Note 10 to the Consolidated Financial Statements included in this report.

Interest Income (expense) with Related Party, net and Other Financial Income (expense), net

Interest income (expense) with related party, net was zero in both 2024 and 2023.

Other financial income (expense) net in 2024, was $62 million compared to $49 million in 2023. This increase was mainly due to an increase in interest earned on short term bank deposits, a decrease in exchange rate differences expense and income from fair value revaluation of equity investments executed during 2024.

Benefit (Provision) for Income Tax

In 2024, benefit for income tax was $73 million, compared to a $(43) million provision for income tax in 2023. This change is mainly due to the deferred tax effects of goodwill impairment to the Mobileye reporting unit, as well as higher loss before income taxes in 2024.

Comparison of the years ended December 30, 2023 and December 31, 2022

Revenue

In 2023, revenue was $2,079 million, up $210 million, or 11%, compared to 2022. This increase in revenue was primarily due to an increase of $189 million, or 11%, in EyeQ™ SoC revenue, attributable to an 11% increase in volume, with ASP remaining consistent with prior year, some increase in SuperVision™ sales and initial sales of self-driving systems.

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

Our gross margin increased from 49% during 2022, to 50% during 2023. This increase was mainly due to lower cost attributable to amortization of intangible assets as a percentage of revenues, which was partially offset by the downward impact of the increased cost of our EyeQ™ SOCs (which was passed through as a price increase to our customers on a zero-margin basis).

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

Interest Income (Expenses) with related party, net and Other Financial Income (expense), net

Interest income (expense) with related party, net in 2023 was $0 million compared $(6) million in 2022. The decrease was due to zero outstanding balances of both the Dividend Note and the loans to Intel as of December 31, 2022.

Other financial income (expense), net in 2023, was $49 million compared to $11 million in 2022. This increase was mainly due to interest earned on investment in money market funds.

Benefit (provision) for income tax

In 2023, provision for income tax decreased by $7 million, compared to 2022. This decrease was driven by withholding tax expense of $14 million related to a dividend distribution between entities within the Mobileye Group in 2022, which was partially offset by an increase in tax expense related to changes in jurisdictional composition of our taxable income based on operational results and recognition of uncertain tax positions in 2023.

Liquidity and Capital Resources

We believe we have sufficient sources of funding to meet our business requirements and plans for the next 12 months and in the longer term. Cash generated by operations is our primary source of liquidity for funding our strategic business requirements.

Our primary uses of funds have been for funding increases in headcount in our research and development departments, investments attributable to new product development, as well as for funding our capital expenditures. Our capital expenditures have related mainly to data storage and other computer related equipment, expenditure related to research and development projects and to the construction of new sites and were $81 million and $98 million for 2024 and 2023, respectively.

To fund our cash requirements in the ordinary course of business, we anticipate that we will continue to primarily rely on operating cash flows, supplemented by our total cash and cash equivalents. We expect our total capital expenditures for 2025 to be higher compared to our total capital expenditures in 2024. We continue to invest in equipment related to the development of our next generation products. Our future capital requirements will depend on many factors, including our growth rate and the timing and extent of operating expenses.

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

Cash Flows

The following table sets forth certain consolidated statements of cash flow data:

	Year Ended
	December 28,	December 30,	December 31,
U.S. dollars in millions	2024	2023	2022
Net cash provided by operating activities	$400	$394	$546
Net cash provided by (used in) investing activities	(120)	(98)	1,187
Net cash provided by (used in) financing activities	(66)	(100)	(1,317)
Effect of foreign exchange rate changes on cash and cash equivalents	(2)	(5)	(6)
Increase in cash, cash equivalents and restricted cash	$212	$191	$410

Operating activities

For 2024 compared to 2023, the $6 million increase in cash provided by operating activities was mainly due to a lower increase in inventories compared to prior year period during which the company rebuilt its strategic inventory of EyeQ chips and a decrease in accounts receivable due to reduction in revenue. This was mostly offset by an increase of $3,063 million in net loss, which was adjusted by $2,695 million of non-cash goodwill impairment loss.

For 2023 compared to 2022, the $152 million decrease in cash provided by operating activities was mainly due to an increase in inventories, as part of a planned initiative to rebuild our strategic inventory of EyeQ chips that was largely consumed during the supply chain crisis in 2021 and 2022, which was partially offset by a change in employee related balances.

Investing activities

Net cash used in investing activities in 2024 was $120 million, consisting mostly of capital expenditures and purchases of debt and equity investments.

Net cash used in investing activities in 2023 was $98 million, consisting of capital expenditures in connection with the construction of our campus and electronic equipment.

Net cash provided by investing activities in 2022 was $1,187 million, consisting primarily of $1,299 million net repayment of a loan by Intel, partially offset by capital expenditures.

Financing activities

Net cash used in financing activities in 2024 and 2023 was $66 million and $100 million, respectively, consisting of share-based compensation recharge payments made to Intel.

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

Severance pay liability increased from $56 million as of December 30, 2023, to $62 million and as of December 28, 2024, reflecting mainly the impact of annual salary increases.

Lease liabilities

We have lease agreements for vehicles and offices. We lease office space in various locations in Israel and around the world including USA, Germany and China. All leases are operating leases with fixed payment terms where some of the leases include annual increases to lease payments based on an index or a rate. Lease liabilities, representing the present value of future lease payments, have decreased from $51 million as of December 30, 2023 to $50 million as of December 28, 2024, reflecting mainly the progress in lease payments for existing arrangements partially offset by new lease contracts and amendments to existing agreements.

Indebtedness

We have several bank guarantees aggregating approximately $11 million as of December 28, 2024 (denominated in New Israeli Shekels) mainly in connection with lease agreements and import of vehicles.

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

Set forth below is the reconciliation of gross profit to Adjusted Gross Profit and the calculations of gross margin and Adjusted Gross Margin:

	Year Ended
	December 28,		December 30,		December 31,
	2024		2023		2022
		% of		% of		% of
U.S. dollars in millions	Amount	Revenue	Amount	Revenue	Amount	Revenue
Gross profit and margin	$741	45%	$1,047	50%	$922	49%
Add: Amortization of acquired intangible assets	376	23%	406	20%	469	25%
Add: Share-based compensation expense	2	—%	2	—%	2	—%
Adjusted gross profit and margin	$1,119	68%	$1,455	70%	$1,393	75%

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

Our Adjusted Gross Margin decreased from 70% for 2023 to 68% for 2024. The decrease was primarily due to the downward impact of the increased cost per unit of our EyeQ™ SoCs due to mix effects. The decrease was also related to higher percentage of revenue attributable to Supervision™.

Our Adjusted Gross Margin decreased from 75% for 2022 to 70% for 2023. The decrease was primarily due to the downward impact of the increased cost of our EyeQ™ SoCs (which was passed through as a price increase to our customers on a zero-margin basis).

Adjusted Operating Income and Margin

We define Adjusted Operating Income as operating income (loss) presented in accordance with GAAP, adjusted to exclude amortization of acquisition related intangibles, share-based compensation expenses and impairment of goodwill. Operating margin is calculated as operating income (loss) divided by total revenue, and Adjusted Operating Margin is calculated as Adjusted Operating Income divided by total revenue.

Set forth below is the reconciliation of operating income (loss) to Adjusted Operating Income and the calculations of Operating Margin and Adjusted Operating Margin:

	Year Ended
	December 28,		December 30,		December 31,
	2024		2023		2022
		% of		% of		% of
U.S. dollars in millions	Amount	Revenue	Amount	Revenue	Amount	Revenue
Operating income (loss) and operating margin	$(3,225)	(195)%	$(33)	(2)%	$(37)	(2)%
Add: Amortization of acquired intangible assets	444	27%	474	23%	544	29%
Add: Share-based compensation expense	279	17%	252	12%	174	9%
Add: Expenses related to the IPO	—	—%	—	—%	4	—%
Add: Goodwill impairment	2,695	163%	—	—%	—	—%
Adjusted operating income and margin	$193	12%	$693	33%	$685	37%

Our operating loss increased by $3,192 million in 2024 compared to 2023, mainly as a result of a goodwill impairment loss recognized during the third quarter of 2024.

Our Adjusted Operating Income decreased by $500 million in 2024 compared to 2023, primarily due to a reduction in revenue, and an increase in operating expenses. Our Adjusted Operating Income increased by $8 million in 2023 compared to 2022, primarily due to the growth in our overall business, partially offset by the increase in research and development and general and administrative expenses.

Our Adjusted Operating Margin decreased from 33% in 2023 to 12% in 2024, primarily due to a higher operating expenses on a lower revenue base, in addition to lower adjusted gross margin. Our Adjusted Operating Margin decreased from 37% in 2022 to 33% in 2023, primarily due to a decrease in our Adjusted Gross Margin.

We expect that our Adjusted Operating Margin in the near-term future will increase compared to 2024, mainly due to a lower expected impact of operating expenses as a percentage of revenue. This is expected to be partially offset by an over time decrease in Adjusted Gross Margin as we develop and sell full systems solutions contributing higher gross profit dollars per unit but lower percentage gross margin given the greater hardware content included in these systems.

Adjusted Net Income

We define Adjusted Net Income as net income (loss) presented in accordance with GAAP, adjusted to exclude amortization of acquisition related intangibles, share-based compensation expenses and impairment of goodwill, as well as the related income tax effects. Income tax effects have been calculated using the applicable statutory tax rate for each adjustment taking into consideration the associated valuation allowance impacts. The adjustment for income tax effects consists primarily of the deferred tax impact of the amortization of acquired intangible assets and impairment of goodwill.

Set forth below is the reconciliation of net income (loss) to Adjusted Net Income:

	Year Ended
	December 28,		December 30,		December 31,
	2024		2023		2022
		% of		% of		% of
U.S. dollars in millions	Amount	Revenue	Amount	Revenue	Amount	Revenue
Net income (loss)	$(3,090)	(187)%	$(27)	(1)%	$(82)	(4)%
Add: Amortization of acquired intangible assets	444	27%	474	23%	544	29%
Add: Share-based compensation expense	279	17%	252	12%	174	9%
Add: Expenses related to the Mobileye IPO	—	—%	—	—%	4	—%
Add: Goodwill impairment	2,695	163%	—	—%	—	—%
Less: Income tax effects	(123)	(7)%	(40)	(2)%	(35)	(2)%
Adjusted net income	$205	12%	$659	32%	$605	32%

Our Net Loss increased by $3,063 million in 2024 compared to 2023, primarily due to a goodwill impairment loss recognized during the third quarter of 2024. Our Net Loss decreased by $55 million in 2023 compared to 2022, primarily due to increase in revenue in addition to a decrease in amortization expense of intangible assets, partially offset by an increase of share-based compensation and and increase in financial income in 2023.

Our Adjusted Net Income decreased by $454 million in 2024 compared to 2023, primarily due to a reduction in revenue, and an increase in research and development expenses. Our Adjusted Net Income increased by $54 million in 2023 compared to 2022, primarily due to increase in revenue, partially offset by the increase in our research and development and general and administrative expenses and an increase in financial income in 2023.

We expect that our Adjusted Net Income Margin (which is the Adjusted Net Income divided by total revenue) in the near-term future will increase compared to 2024, mainly due to a lower expected impact of operating expenses as a percentage of revenue. This is expected to be partially offset by an over time decrease in Adjusted Gross Margin as we develop and sell full systems solutions contributing higher gross profit dollars per unit but lower percentage gross margin given the greater hardware content included in these systems.

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

Our quantitative impairment test considers both the income approach and the market approach to estimate a reporting unit’s fair value. Significant estimates include business projections, growth rates, and discount rates based on a reporting unit’s weighted average cost of capital. The estimated fair value using a market approach is based on a number of assumptions, including current market capitalization as corroboration of fair value.

During the third quarter of 2024, the Company performed an interim quantitative goodwill impairment analysis for the “Mobileye” reporting unit due to the recent decline in the share price of the Company’s Class A common stock and the corresponding decline in market capitalization, as well as macroeconomic and industry factors. The quantitative impairment test estimates the fair value of the reporting unit using an income approach. Significant inputs and assumptions incorporated in the valuation include business projections, terminal growth rate, and discount rate based on the reporting unit’s weighted average cost of capital.

The Company also assesses the reasonableness of the estimated fair value of the reporting unit by comparison to its market capitalization, including consideration of expected acquirer synergies, control premium, and the current market.

The results of the impairment analysis indicated that the fair value of the Mobileye reporting unit was below its carrying amount and therefore a non-cash impairment loss of $2,695 million ($2,613 million, net of tax), was recognized in the Consolidated Statements of Operations.

A 1% increase in the discount rate and a 0.5% decrease in terminal growth rate would result in an additional impairment of $1,493 million and $465 million, respectively.

During the fourth quarter of 2024, we completed our annual impairment assessment. Based on the assessment, the fair value of the “Mobileye” reporting unit exceeds its book value. We also performed a detailed quantitative analysis for the “Other” reporting unit which showed that no impairment was required. Fair value was estimated using the expected present value of future cash flows and is categorized as Level 3 within the fair value hierarchy due to the use of unobservable inputs.

The Company did not record any impairment of goodwill in 2023 and 2022.

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

Interest Rate Risk

Our investments in money market funds, U.S. government bonds and short term deposits are subject to market risk due to changes in interest rates, which may affect our interest income and fair market value of our investments. To minimize this risk, we invest in institutional investors money market funds, which consist of high-grade securities. Our short term deposits are redeemable upon demand and held in banks domiciled in the U.S. and Europe, as well as in Israel. As of December 28, 2024 and December 30, 2023, our investment in money market funds was $951 million and $932 million, respectively; our U.S. government bonds were $33 million and zero, respectively; and our short term deposits were $419 million and $222 million, respectively.

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

During the fourth quarter of 2024 we initiated a foreign currency cash flow hedging program, designed to hedge the Company’s foreign exchange rate risk, resulting mainly from ILS payroll expenses. The Company hedges portions of its forecasted payroll payments denominated in ILS using forward contracts that are designated as cash flow hedges, as defined by ASC 815.

If the New Israeli Shekel had strengthened by 10% against the U.S. dollar, it would have decreased our cash flows by approximately $67 million in the year ended December 28, 2024. If the New Israeli Shekel had strengthened by 10% against the U.S. dollar, it would have decreased our cash flows by approximately $43 million in the year ended December 30, 2023. This exposure to U.S. dollar / New Israeli Shekel exchange rates in 2023 resulted from the nine months ended December 30, 2023, since in the first quarter of 2023 we were still affected by the hedging program with Intel and therefore the effect of the exchange rates would not have had a material impact on our cash flows. The effect of a 10% change in the U.S. dollar / New Israeli Shekel exchange rate would not have had a material impact on our cash flows in the year ended December 31, 2022 due to our hedging services agreement with Intel.

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Mobileye Global Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Mobileye Global Inc. and its subsidiaries (the “Company”) as of December 28, 2024 and December 30, 2023, and the related consolidated statements of operations and comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 28, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Goodwill Impairment Assessments – Mobileye and Moovit reporting units

As described in Note 10 to the consolidated financial statements, the Company’s goodwill balance was $8,200 million as of December 28, 2024, and the goodwill associated with the Mobileye and Moovit reporting units was $8,089 million and $111 million, respectively. Management conducts an impairment test as of the end of each year, or more frequently if events or circumstances indicate that the carrying value of goodwill may be impaired. Potential impairment is identified by comparing the fair value of a reporting unit to its carrying value, including goodwill. In 2024, the Company performed a detailed quantitative analysis for the Mobileye and Moovit reporting units. Based on the goodwill impairment assessment during the year ended December 28, 2024, a goodwill impairment charge of $2,695 million was recorded to the Mobileye reporting unit during the third quarter due to a decline in the price of the Company’s Class A common stock and corresponding market capitalization, as well as macroeconomic and industry factors. Fair value is estimated by management using a discounted cash flow model. Management’s cash flow projections for the Mobileye and Moovit reporting units included significant judgments and assumptions relating to financial projections, terminal growth rate and the discount rate.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Mobileye and Moovit reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Mobileye and Moovit reporting units, and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to financial projections, terminal growth rate and the discount rate. In addition, the audit effort involved the use of professionals with specialized skills and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the Mobileye and Moovit reporting units. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate; (ii) evaluating the appropriateness of the discounted cash flow model used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow model; (iv) evaluating the reasonableness of the significant assumptions used by management related to financial projections, terminal growth rate and the discount rate. Evaluating management’s assumptions related to future cash flow projections involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Mobileye and Moovit reporting units, (ii) the consistency with external market and industry data, (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit, and (iv) assessing the adequacy of disclosures in the consolidated financial statements. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the discounted cash flow model and the reasonableness of the discount rate assumption.

/s/ Kesselman & Kesselman

Certified Public Accountants (Isr.)

A member firm of PricewaterhouseCoopers International Limited

Tel Aviv, Israel

February 13, 2025

We have served as the Company’s auditor since 2022.

MOBILEYE GLOBAL INC.

CONSOLIDATED BALANCE SHEETS

	December 28,	December 30,
U.S. dollars in millions	2024	2023
Assets
Current assets
Cash and cash equivalents	$1,426	$1,212
Trade accounts receivable, net	212	357
Inventories	415	391
Other current assets	121	106
Total current assets	$2,174	$2,066
Non-current assets
Property and equipment, net	458	447
Intangible assets, net	1,609	2,053
Goodwill	8,200	10,895
Other long-term assets	138	116
Total non-current assets	10,405	13,511
TOTAL ASSETS	$12,579	$15,577
Liabilities and Equity
Current liabilities
Accounts payable and accrued expenses	$190	$229
Employee related accrued expenses	105	87
Related party payable	4	39
Other current liabilities	34	48
Total current liabilities	333	403
Non-current liabilities
Long-term employee benefits	62	56
Deferred tax liabilities	47	148
Other long-term liabilities	50	46
Total non-current liabilities	159	250
Contingencies (see note 14)
TOTAL LIABILITIES	$492	$653
Equity
Class A common stock: $0.01 par value; 4,000,000,000 shares authorized; shares issued and outstanding: 100,226,477 as of December 28, 2024 and 94,652,348 as of December 30, 2023	1	1
Class B common stock: $0.01 par value; 1,500,000,000 shares authorized; shares issued and outstanding: 711,500,000 as of December 28, 2024 and December 30, 2023	7	7
Additional paid-in capital	15,137	14,886
Accumulated other comprehensive income (loss)	2	—
Retained earnings (accumulated deficit)	(3,060)	30
TOTAL EQUITY	12,087	14,924
TOTAL LIABILITIES AND EQUITY	$12,579	$15,577

The accompanying notes are an integral part of these consolidated financial statements.

MOBILEYE GLOBAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year ended
	December 28,	December 30,	December 31,
U.S. dollars in millions, except share and per share amounts	2024	2023	2022
Revenue	$1,654	$2,079	$1,869
Cost of revenue	913	1,032	947
Gross profit	741	1,047	922
Research and development, net	1,083	889	789
Sales and marketing	118	118	120
General and administrative	70	73	50
Goodwill impairment	2,695	—	—
Total operating expenses	3,966	1,080	959
Operating income (loss)	(3,225)	(33)	(37)
Interest income with related party	—	—	18
Interest expense with related party	—	—	(24)
Other financial income (expense), net	62	49	11
Income (loss) before income taxes	(3,163)	16	(32)
Benefit (provision) for income taxes	73	(43)	(50)
Net income (loss)	$(3,090)	$(27)	$(82)
Earnings (loss) per share attributed to Class A and Class B stockholders:
Basic and diluted	$(3.82)	$(0.03)	$(0.11)
Weighted-average number of shares used in computation of earnings (loss) per share attributed to Class A and Class B stockholders (in millions):
Basic and diluted	809	805	759
Net income (loss)	(3,090)	(27)	(82)
OTHER COMPREHENSIVE INCOME (LOSS)	2	9	(14)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(3,088)	$(18)	$(96)

The accompanying notes are an integral part of these consolidated financial statements.

MOBILEYE GLOBAL INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock				Accumulated Other	Retained	Total
	Number of		Additional	Parent Net	Comprehensive	Earnings	Shareholders’
U.S. dollars in millions, except per share data	shares	Amount	paid-in capital	Investment	Income (Loss)	(Accumulated deficit)	Equity
Balance as of December 25, 2021	—	$—	$—	$15,884	$5	$—	$15,889
Net income (loss)	—	—	—	(139)	—	57	(82)
Other comprehensive income (loss), net	—	—	—	—	(14)	—	(14)
Equity transaction in connection with the legal purchase of Moovit entities	—	—	—	(900)	—	—	(900)
Dividend Note with related party	—	—	—	(3,500)	—	—	(3,500)
Dividend distribution	—	—	—	(337)	—	—	(337)
Tax sharing agreement with Parent	—	—	(12)	(22)	—	—	(34)
Share-based compensation expense	—	—	50	124	—	—	174
Recharge to Parent for Share-based compensation	—	—	(66)	(52)	—	—	(118)
Net transfer from (to) Parent	—	—	—	84	—	—	84
Issuance of Class B common stock and reclassification of Parent Net Investment in connection with the Initial Public Offering	750	8	11,134	(11,142)	—	—	—
Issuance of Class A common stock in Initial Public Offering, net of underwriting discounts, commissions and offering costs	52	1	1,031	—	—	—	1,032
Dividend Note contribution from related party	—	—	2,600	—	—	—	2,600
Balance as of December 31, 2022	802	9	14,737	—	(9)	57	14,794
Net income (loss)	—	—	—	—	—	(27)	(27)
Other comprehensive income (loss), net	—	—	—	—	9	—	9
Tax sharing agreement with Parent	—	—	(3)	—	—	—	(3)
Share-based compensation expense	—	—	252	—	—	—	252
Recharge to Parent for Share-based compensation	—	—	(100)	—	—	—	(100)
Issuance of common stock under employee share-based compensation plans	4	—	—	—	—	—	—
Secondary offering	—	*	—	—	—	—	*
Balance as of December 30, 2023	806	8	14,886	—	—	30	14,924
Net income (loss)	—	—	—	—	—	(3,090)	(3,090)
Other comprehensive income (loss), net	—	—	—	—	2	—	2
Tax sharing agreement with Parent	—	—	34	—	—	—	34
Share-based compensation expense	—	—	279	—	—	—	279
Recharge to Parent for Share-based compensation	—	—	(62)	—	—	—	(62)
Issuance of common stock under employee share-based compensation plans	6	—	—	—	—	—	—
Balance as of December 28, 2024	812	$8	$15,137	$—	$2	$(3,060)	$12,087

*  Rounding of Class A and Class B share amounts due to Secondary offering.

The accompanying notes are an integral part of these consolidated financial statements.

MOBILEYE GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	December 28,	December 30,	December 31,
U.S. dollars in millions	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,090)	$(27)	$(82)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	62	39	23
Share-based compensation	279	252	174
Amortization of intangible assets	444	474	544
Goodwill impairment	2,695	—	—
Exchange rate differences on cash and cash equivalents	2	5	6
Deferred income taxes	(101)	(14)	(9)
Interest on Dividend Note to related party, net	—	—	18
Interest with related party, net	—	16	12
(Gains) losses on equity and debt investments, net	(3)	—	—
Other	—	1	(2)
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts receivable	124	(88)	(114)
Decrease (increase) in other current assets	15	8	(10)
Decrease (increase) in inventories	(24)	(278)	(16)
Increase (decrease) in accounts payable, accrued expenses and related party payable	(29)	10	58
Increase (decrease) in employee-related accrued expenses and long term benefits	25	(1)	(52)
Increase (decrease) in other current liabilities	6	(7)	(16)
Decrease (increase) in other long term assets	(11)	(3)	17
Increase (decrease) in other long term liabilities	6	7	(5)
Net cash provided by operating activities	400	394	546
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(81)	(98)	(111)
Repayment of loan due from related party	—	—	1,635
Issuance of loan to related party	—	—	(336)
Purchases of debt and equity investments	(62)	—	—
Maturities and sales of debt and equity investments	23	—	—
Other	—	—	(1)
Net cash provided by (used in) investing activities	(120)	(98)	1,187
CASH FLOWS FROM FINANCING ACTIVITIES
Net transfers from Parent	—	—	84
Dividend paid	—	—	(337)
Share-based compensation recharge	(66)	(100)	(280)
Proceeds from initial public offering, net of offering costs	—	—	1,034
Equity transaction in connection with the legal purchase of Moovit entities	—	—	(900)
Repayment of Dividend Note with related party	—	—	(918)
Net cash provided by (used in) financing activities	(66)	(100)	(1,317)
Effect of foreign exchange rate changes on cash and cash equivalents	(2)	(5)	(6)
Increase in cash, cash equivalents and restricted cash	212	191	410
Balance of cash, cash equivalents and restricted cash, at beginning of year	1,226	1,035	625
Balance of cash, cash equivalents and restricted cash, at end of year	$1,438	$1,226	$1,035
Supplementary non-cash investing and financing activities:
Non-cash purchase of property and equipment	$9	$17	$13
Dividend Note with related party	—	—	3,500
Dividend Note contribution from related party	—	—	(2,600)
Unpaid offering costs	—	—	2
Tax sharing agreement with Parent	(34)	3	34
Supplemental cash flow information:
Cash received (paid) for income taxes, net of refunds	$(21)	$(64)	$(57)
Interest paid to related party	—	—	(6)
Interest received from related party	—	16	—

The accompanying notes are an integral part of these consolidated financial statements.

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  GENERAL

Background

Mobileye Global Inc. (“Mobileye”, “the Company” or “we”) is a leader in the development and deployment of advanced driver assistance systems (“ADAS”) and autonomous driving technologies and solutions, aimed to provide the capabilities required for the future of autonomous driving, leveraging a comprehensive suite of purpose-built software and hardware technologies. Mobileye combines the operations of its consolidated subsidiaries, which include the Mobileye Group, as defined below. Before the completion of the Mobileye IPO and the reorganization in October 2022, the Company consisted of the “Mobileye Group”, which combined the operations of Cyclops Holdings Corporation (“Cyclops”), Mobileye B.V. and its subsidiaries, GG Acquisition Ltd. and Moovit App Global Ltd. and its subsidiaries (“Moovit”) and certain Intel employees mainly in research and development (the “Intel Aligned Groups”).

Mobileye operates as a subsidiary of Intel Corporation (“Intel” or the “Parent”), which acquired a majority stake in Mobileye in August 2017 (the “Mobileye Acquisition”). The remaining issued and outstanding shares of Mobileye were acquired by Intel in 2018.

Intel directly or indirectly holds all of the Class B common stock of Mobileye, which as of December 28, 2024, represents approximately 87.7% of our outstanding common stock and 98.6% of the voting power of our common stock. Mobileye’s Class A common stock are traded on the Nasdaq Global Select Market since October 26, 2022 under the ticker symbol “MBLY”.

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

Operations in Israel

On October 7, 2023, Hamas launched a series of attacks on civilian and military targets in Southern and Central Israel, to which the Israel Defense Forces have responded. In addition, both Hezbollah and the Houthi movement have attacked military and civilian targets in Israel, to which Israel has responded, including through increased air and ground operations in Lebanon. In addition, the Houthi movement has attacked international shipping lanes in the Red Sea. Further, on April 13, 2024 and on October 1, 2024, Iran launched a series of drone and missile strikes against Israel, to which Israel has responded. How long and how severe the current conflict in Gaza, Northern Israel, Lebanon or the broader region becomes is unknown at this time and any continued clash among Israel, Hamas or Hezbollah, Iran or other countries or militant groups in the region may escalate in the future into a greater regional conflict. To date our operations and financial results have not been materially affected, although as of January 31, 2025 approximately 3.7% of our employees have been called to reserve duty in the Israel Defense Forces. We expect that the current conflict in the Gaza Strip, Lebanon and the security escalation in Israel will not have a material impact on our business results in the short term. However, since this is an event beyond our control, its continuation or cessation may impact our expectations. We continue to monitor political and military developments closely and examine the consequences for our business, results of operations and financial condition.

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other events during the current reporting period

On March 18, 2024, the Company announced the winding down of the Aftermarket Solutions Unit that provides retrofitted advanced driver assistance technology. This decision was made following a thorough review of this unit’s business prospects and investment needs showing that since automakers and other vehicle manufacturers have steadily increased the rate at which integrated ADAS solutions are installed on new vehicles, the demand and future addressable market for retrofitted ADAS solutions has declined. As a result, this division has seen its revenues decline meaningfully, and in recent years has not positively contributed to Mobileye’s profitability. The plan for winding down of the Aftermarket Solutions Unit resulted in a reduction in workforce of approximately 100 employees worldwide. The termination costs are in the amount of approximately $4 million, which was recognized as an expense in the year ended December 28, 2024.

On September 9, 2024, the Company announced the winding down of the Lidar R&D Unit by the end of 2024 and the cessation of internal development of next-generation frequency modulated continuous wave (FMCW) lidars for use in autonomous and highly automated driving systems. The decision was based on a variety of factors, including substantial progress on the Company’s EyeQ™6-based computer vision perception, increased clarity on the performance of the Company’s internally developed imaging radar, and continued better-than-expected cost reductions in third-party time-of-flight lidar units. The plan for winding down of the Lidar R&D Unit includes a reduction in workforce of approximately 90 employees worldwide. The affected employees are entitled to additional termination costs in the amount of approximately $4.6 million which was recognized as an R&D expense in the year ended December 28, 2024.

NOTE 2  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company operates on a 52-week or 53-week fiscal year that ends on the last Saturday in December. Fiscal years 2024 and 2023 were a 52-week fiscal years. Fiscal year 2022 was a 53-week fiscal year.

Prior to the Mobileye IPO

The financial statements and accompanying notes that include periods ending or as of dates prior to the completion of the Mobileye IPO in October 2022, have been derived from the consolidated financial statements and accounting records of Intel and are presented as if the Company had been operating as a stand-alone company. The assets, liabilities, revenue, and expenses directly attributable to the Company’s operations, including the acquired goodwill and intangible assets, have been reflected in these consolidated financial statements on a historical cost basis, as included in the consolidated financial statements of Intel.

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

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Equity Investments

Equity investments consist of investments in marketable and non-marketable equity securities. Investments in marketable equity securities are measured and recorded at fair value with changes in fair value, whether realized or unrealized, recorded in the statement of operations. Equity investments are classified within other current assets. Investments in non-marketable equity securities without a readily determinable fair value, are measured using the measurement alternative under ASC Topic 321, Investments - Equity Securities. This measurement alternative allows us to measure the equity investment at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

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

The following is a reconciliation of the cash, cash equivalents and restricted cash for each period presented:

	As of
	December 28,	December 30,
U.S. dollars in millions	2024	2023
Cash	$56	$58
Short term deposits	419	222
Money market funds	951	932
Restricted cash (within other current and other long-term assets)	12	14
Cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows	$1,438	$1,226

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and if applicable considers credit risk in its assessment of fair value.

The carrying value of short term deposits classified as cash equivalents approximates their fair value due to the short maturity of these items.

The Company’s investment in money market funds are measured at fair value within Level 1 of the fair value hierarchy because they consist of financial assets for which quoted prices are available in an active market. Interest income related to money market funds for the years ended December 28, 2024, and December 30, 2023 amounted to $47 million and $46 million, respectively.

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

The Company’s derivative instruments designated as hedging instruments, are measured at fair value within Level 2 of the fair value hierarchy.

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

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated useful lives per asset type are as follows:

Years
Computers, electronic equipment and software	3-7
Vehicles	7
Office furniture and equipment	14
Buildings	10 - 25

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

The Company’s quantitative impairment test may consider both the income approach and the market approach to estimate a reporting unit’s fair value. Significant estimates for the income approach include financial projections, terminal growth rate, and discount rate based on a reporting unit’s weighted average cost of capital. The estimated fair value using a market approach is based on a number of assumptions, including current market capitalization as corroboration of fair value.

Forecasts and estimates are based on assumptions that are consistent with the plans and estimates used to manage the business. Changes in these estimates could change the conclusion regarding an impairment of goodwill.

A non-cash goodwill impairment loss of $2,695 million ($2,613 million, net of tax), was recognized for the Mobileye reporting unit in the third quarter of 2024, for further detail see Note 10 of the Notes to Consolidated Financial Statements.

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

Participation in expenses for research and development projects are recognized on the basis of the costs incurred and are netted against research and development expenses in the consolidated statements of operations and comprehensive income (loss). Research and development reimbursements of $91 million, $89 million, and $58 million were offset against research and development costs in the years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively.

Derivatives and hedging

Intel’s hedging program

Beginning in 2021, as part of Intel’s corporate hedging program, Intel is hedging forecasted cash flows denominated in Israeli Shekel (“ILS”) related to the Company. ILS is the largest operating expense currency of the Company. Intel combines all of its ILS exposures, and as part of Intel’s hedging program enters into hedging contracts to hedge Intel’s combined ILS exposure. Derivative gains and losses attributed to these consolidated financial statements were recorded under accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affected the statement of operations.

During the fourth quarter of 2022, the Company de-designated its remaining cash flow hedges for forecasted operating expenses denominated in ILS and will no longer participate in the hedging services agreement with Intel. As the hedged transactions and cash flows related to the outstanding instruments were expected to occur as originally forecasted, the associated gains and losses deferred in accumulated other comprehensive income (loss) on the Company’s consolidated balance sheet were reclassified into earnings in the same period or periods during which the originally hedged transactions affected earnings. Any subsequent changes in the fair value of the outstanding derivative instruments after the de-designation and termination of hedge accounting, were immediately reflected in operating expenses. As of December 30, 2023, there were no outstanding hedging instruments and all of the related accumulated other comprehensive income (loss) was reclassified into the statement of operations and comprehensive income (loss).

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mobileye’s hedging program

During the fourth quarter of 2024 the Company initiated a foreign currency cash flow hedging program, designed to hedge the Company’s foreign exchange rate risk, resulting from ILS payroll expenses. The Company hedges portions of its forecasted payroll payments denominated in ILS for a period of up to 12 months, using forward contracts that are designated as cash flow hedges, as defined by ASC 815. These derivative instruments are measured at fair value within Level 2 of the fair value hierarchy. Derivative instruments are recorded as other current assets or other current liabilities, according to the timing of the cash flows. For these derivative instruments, designated as a cash flow hedge, gains and losses are reported as a component of other comprehensive income (loss) and reclassified into earnings in the same line item associated with the hedged transaction and in the same period or periods during which the hedged transaction affects the statement of operations. As of December 28, 2024, the Company expects to reclassify all of its unrealized gains and losses from accumulated other comprehensive income to earnings during the next twelve months. The cash flows associated with these derivatives are classified in the consolidated statements of cash flows consistently with the classification of the underlying hedged transaction, within cash flows from operating activities.

The notional amount and fair value of outstanding derivatives at the end of each period were:

	As of
	December 28,	December 30,
U.S. dollars in millions	2024	2023
Notional amount of foreign currency contracts	$214	$—
Fair value of foreign currency contracts	$2	$—

The change in accumulated other comprehensive income (loss) relating to gains (losses) on derivatives used for hedging was as follows:

	Year ended
	December 28,	December 30,	December 31,
U.S. dollars in millions	2024	2023	2022
Other comprehensive income (loss) before reclassifications	$2	$—	$(33)
Amounts reclassified out of accumulated other comprehensive (income) loss *	—	10	18
Tax effects	—	(1)	1
Other comprehensive income (loss), net	$2	$9	$(14)

*  Amounts of gains (losses) reclassified from other comprehensive income into profit or loss are recorded in cost of revenue and operating expenses.

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

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Advertising expenses

Advertising expenses are charged to sales and marketing on the consolidated statements of operations and comprehensive income (loss) as incurred. Advertising expenses for the years ended December 28, 2024, December 30, 2023, and December 31, 2022 amounted to $3 million, $4 million and $3 million, respectively.

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

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Provision for warranties

The Company provides warranties for its products, which vary with respect to each contract and in accordance with the nature of each specific product. The warranty terms vary from one to three years, with the majority of the Company’s products being subject to a warranty period of one year. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time revenue is recognized. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Provision for warranties is included in other current liabilities on the consolidated balance sheets. Provision for warranties as of December 28, 2024 and December 30, 2023, as well as warranty expenses for the each of the years presented were not material.

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

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases primarily consist of real estate property and vehicles and are classified as operating leases with fixed payment terms. Certain operating leases provide for annual increases to lease payments based on an index or a rate. The Company determines if an arrangement is a lease, or contains a lease, at inception and records the leases upon lease commencement, which is the date when the underlying asset is made available for use by the lessor. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are included in other long-term assets, other current liabilities, and other long-term liabilities on the consolidated balance sheet. Lease expenses for the operating leases are recognized on a straight-line basis over the lease term and are included in operating expenses in the consolidated statements of operations and comprehensive income (loss). Options to extend or terminate the lease are taken into account when it is reasonably certain at the commencement date that such options will be exercised by the Company.

The Company elected to apply the short-term lease exemption for lease with a non-cancelable period of twelve months or less. Additionally, the Company has lease agreements with lease and non-lease components. The non-lease components are accounted for separately and not included in the leased assets and corresponding liabilities. On the commencement date, lease payments that include variable lease payments dependent on an index or a rate (such as the Consumer Price Index), are initially measured using the index or rate at the commencement date.

The interest rate used to determine the present value of the future lease payments is the Company’s incremental borrowing rate because the interest rate implicit in most of its leases is not readily determinable.

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Undistributed earnings (loss) are allocated proportionally to Class A and Class B stockholders as both classes are entitled to share equally, on a per share basis, in dividends and other distributions. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, while giving effect to all potentially dilutive common shares to the extent they are dilutive. Potentially dilutive common shares result from the assumed vesting of RSUs under the 2022 Plan, using the “treasury stock” method. RSUs are not included in the computation of diluted earnings (loss) per share if the effect of their inclusion would have been anti-dilutive. Refer to Note 7 Earnings (Loss) per Share as well as Note 6 Equity, for further discussion on awards.

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, which include: short-term deposits, money market funds, U.S. government bonds, derivative financial instruments, and also trade accounts receivable.

The majority of the Company’s cash and cash equivalents are invested in banks domiciled in the U.S. and Europe, as well as in Israel. Generally, these cash equivalents may be redeemed upon demand. Short term bank deposits are held in the aforementioned banks. The money market funds consist of institutional investors money market funds and are readily redeemable to cash and the U.S. government bonds are also highly liquid. Derivative financial instruments are forward contracts entered into with major banks in Israel to hedge the Company’s foreign exchange rate risk. Accordingly, management believes that these bank deposits, money market funds, U.S. government bonds and derivative financial instruments have minimal credit risk.

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

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company performs ongoing credit evaluations of its customers and has not experienced any material losses in the periods presented. The Company recognizes an allowance for credit losses for any potential uncollectible amounts. The allowance is based on various factors, including historical experience, the age of the accounts receivable balances, credit quality of the customers, and other reasonable and supportable information. This allowance consists of an amount based on overall estimated exposure for the receivable portfolio and amounts identified for specific customers. Expected credit losses are recorded as general and administrative expenses in the Company’s consolidated statement of operations and comprehensive income. As of December 28, 2024 and December 30, 2023, the credit loss allowance for trade accounts receivable was not material. For each of the years presented, the charge-offs and recoveries in relation to the credit losses were not material.

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

Dependence on a single supplier or limited suppliers risk

The Company purchases all its System on Chip (“EyeQ™ SoC”) from a single supplier. For certain materials, equipment, and services, we, and/or our suppliers and vendors, rely on a single or a limited number of direct and indirect suppliers and vendors. Any issues that occur and persist in connection with the manufacture, delivery, quality, or cost of the assembly and testing of inventory could adversely effect the Company’s business, results of operations and financial condition. See below regarding a shortage in EyeQ™ SoCs that the Company experienced during 2021 and 2022 and may experience in the future, including in ECUs for SuperVision™ and other components for our products.

Supply chain risk

During the fiscal years 2021 and 2022, the semiconductor industry experienced widespread shortages of substrates and other components and available foundry manufacturing capacity. During 2021 and 2022, STMicroelectronics, our sole supplier of EyeQ™ SoCs, was not able to meet our demand for EyeQ™ SoCs, causing a significant reduction in the Company’s inventory levels. Starting in late 2022 and early 2023, such supply disruptions, raw material shortages and manufacturing limitations abated and during 2023, we successfully increased levels of EyeQ™ SoC inventory on hand, mitigating the potential for future supply constraints to cause a shortfall. However, in the event of a reoccurrence of supply chain constraints, and subject to the duration and severity thereof, we may be required to operate with minimal or no inventory of EyeQ™ SoCs or ECUs (including for Mobileye SuperVision™., Mobileye Chauffeur™, and Mobileye Drive™) on hand. As a result, we are substantially reliant on timely shipments of EyeQ™ SoCs from STMicroelectronics and ECUs from Quanta Computer (or other suppliers) to fulfill customer orders and if such a shortfall of chips or ECUs were to occur, we may be unable to offset future supply constraints through the use of inventory on hand. Since our EyeQ™ SoC is the core of our ADAS and autonomous driving solutions, continued, acute shortages in the supply of sufficient EyeQ™ SoCs to meet our production needs would impair our ability to meet our customers’ requirements in a timely manner, and would affect our business, results of operations, and financial condition potentially in an adverse manner.

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Accounting pronouncements

Accounting pronouncements adopted in the period

In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU improves reportable segments disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. This ASU did not have a material impact on the Company’s consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expense and ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The ASU improves the disclosures about a public business entity’s expenses and provides more detailed information about the types of expenses in commonly presented expense captions. The amendments require that at each interim and annual reporting period an entity will, inter alia, disclose amounts of purchases of inventory, employee compensation, depreciation and amortization included in each relevant expense caption (such as cost of sales, general and administrative, and research and development). The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the potential impact of this guidance on its consolidated financial statement disclosures.

NOTE 3  OTHER FINANCIAL STATEMENT DETAILS

Inventories

	As of
	December 28,	December 30,
U.S. dollars in millions	2024	2023
Raw materials	$35	$46
Work in process	1	1
Finished goods	379	344
Total inventories	$415	$391

Inventory write-downs and write-offs totaled $3 million, $2 million and $0 million for the years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively.

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment, net

	As of
	December 28,	December 30,
U.S. dollars in millions	2024	2023
Computers, electronic equipment and software	$197	$167
Vehicles	14	14
Office furniture and equipment	10	11
Buildings	321	315
Leasehold improvements	44	37
Total property and equipment, gross	$586	$544
Less: accumulated depreciation	(128)	(97)
Total property and equipment, net	$458	$447

Depreciation expenses totaled $62 million, $39 million, and $23 million for the years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively. During 2024 and 2023, the Company derecognized the cost and accumulated depreciation of fully depreciated assets in the amount of $30 million and $23 million, respectively.

Substantially all of the Company’s property and equipment were located in Israel as of December 28, 2024 and December 30, 2023.

Royalty bearing agreements

The Company has entered into a number of license and technology transfer agreements with third parties. The agreements allow the Company to utilize and leverage the third parties’ technology in order to integrate it into the Company’s products. In consideration thereof, the Company is obligated to pay royalties to each of the third parties, for each unit of the applicable integrated product sold to other parties. As a result, during the years ended December 28, 2024, December 30, 2023, and December 31, 2022, the Company recorded expenses of approximately $7 million, $9 million, and $8 million, respectively. These expenses were classified as a component of cost of revenue.

NOTE 4  EMPLOYEE BENEFITS

In Israel

Severance

Israeli labor laws generally require severance payments upon dismissal of an employee or upon termination of employment in certain other circumstances. The following plans relate to the Company’s employees in Israel.

Severance pay liability with respect to Israeli employees is calculated pursuant to Israeli Severance Pay Law based on the most recent salary of the employees, multiplied by the number of years of employment as of the period-end date. The Company records an expense for the increase in its severance liability, net of earnings (losses) from the related severance pay funds. The liabilities are presented on an undiscounted basis and included on the consolidated balance sheets as a long-term employee benefit. Severance pay liabilities as of December 28, 2024 and December 30, 2023 were $62 million and $56 million, respectively.

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s liability for all of its Israeli employees is covered by monthly deposits with severance pay funds. The value of the deposited funds is based on the cash surrender value of these policies and includes earnings (or losses) accumulated through the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligations pursuant to Israeli Severance Pay Law or labor agreements. Severance pay funds, which are included in other long-term assets, were $52 million and $45 million as of December 28, 2024 and December 30, 2023, respectively.

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

NOTE 5  LEASES

The Company’s operating leases consist of offices and vehicles and the lease term varies between 3-8 years. Some of the Company’s leases include options to extend the lease term for periods of up to five years each. For purposes of calculating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

Lease expenses for operating lease payments are recognized on a straight-line basis over the lease term. Certain operating leases provide for annual increases to lease payments based on an index. The Company calculates the present value of future lease payments based on the index at the lease commencement date. Differences between the estimated lease liability and actual payments are expensed as incurred and are not material for all periods presented. The lease agreements generally do not contain any residual value guarantees or restrictive covenants.

Operating lease expense for the years ended December 28, 2024, December 30, 2023, and December 31, 2022 were $16 million, $19 million, and $13 million, respectively. The Company does not have any finance leases.

The balances for the operating leases, which are presented on the consolidated balance sheets in other long-term assets, other current liabilities and long-term liabilities, were as follows:

	As of
	December 28,	December 30,
U.S. dollars in millions	2024	2023
Operating lease right-of-use assets	$47	$49
Operating lease liabilities:
Current portion of lease liabilities	13	12
Long-term lease liabilities	37	39
Total operating lease liabilities	$50	$51

As of December 28, 2024 and December 30, 2023, the weighted average remaining lease term was 4.31 and 4.67 years, respectively, and the weighted average discount rate was 4.94% and 4.67%, respectively.

Supplemental information related to operating leases was as follows:

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended
	December 28,	December 30,	December 31,
U.S. dollars in millions	2024	2023	2022
Operating cash outflows from operating leases	$16	$16	$12
Right-of-use assets recognized in exchange for lease obligations	$13	$8	$48

Maturities of operating lease liabilities were as follows:

December 28,
U.S. Dollars in millions	2024
2025	$15
2026	13
2027	10
2028	9
2029 and thereafter	8
Total operating lease payments	55
Imputed interest	(5)
Present value of lease liabilities	$50

During 2017, the Company obtained the right to use land in Jerusalem from the Israeli government for the construction of a new research and development and innovation center that now hosts the Company’s headquarters (the new Jerusalem Campus). This land lease was fully prepaid and no lease liability was recorded. This operating lease right of use asset is carried at cost and amortized using the straight-line method. This operating lease right of use asset, net of amortization, was $11 million and $12 million as of December 28, 2024 and December 30, 2023, respectively, and is included in other long-term assets on the consolidated balance sheets.

NOTE 6  EQUITY

1.Common Stock and Voting Rights

We have two classes of authorized common stock: Class A common stock, which is listed on Nasdaq under the symbol “MBLY”, and Class B common stock which is not listed or traded on any stock exchange and is held by Intel. Both classes of common stock have a par value of $0.01 per share. The rights of the holders of our Class A common stock and Class B common stock are identical, except with respect to voting, transfer, and conversion rights. Each share of our Class A common stock is entitled to one vote. Each share of our Class B common stock is entitled to ten votes and is convertible at any time into one share of our Class A common stock, subject to certain conditions. Intel continues to directly, or indirectly, hold all of the Class B common stock of Mobileye, which represents approximately 87.7% of our outstanding common stock and 98.6% of the voting power of our common stock as of December 28, 2024.

2.Dividends

On May 12, 2022, Mobileye Group declared and paid a dividend in an aggregate amount of $336 million to Intel, net of $14 million of cash paid to tax authorities to settle related tax obligations.

In October 2022, the Company made a capital distribution in cash to Intel in the amount of $1.1 million.

3.Share-based compensation plans

Mobileye Plan

In connection with the Mobileye IPO, the Company approved the Mobileye Global Inc. 2022 Equity Incentive Plan (the “2022 Plan”). Equity awards under the 2022 Plan are granted for Class A shares and vest upon the satisfaction of a service-based vesting condition, mostly over a service periods of three years. The RSUs granted during 2024, 2023 and 2022 also include 0.5 million, 0.4 million and 2.1 million RSUs granted to the Company’s Chief Executive Officer, in a total value of $14 million, $14 million and $44 million, respectively, which will vest over a service period of up to five years.

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Restricted Stock Units

The RSU activity for the years ended December 28, 2024, December 30, 2023 and December 31, 2022 for RSUs granted to the Company’s employees under the 2022 Plan was as follows:

		Weighted average grant
	Number of RSUs	date fair value per share
	In thousands	U.S. dollars
Outstanding as of December 25, 2021	—	$—
Granted	12,570	21
Forfeited	(6)	21
Outstanding as of December 31, 2022	12,564	21
Granted	6,782	40
Vested	(4,240)	21
Forfeited	(328)	26
Outstanding as of December 30, 2023	14,778	30
Granted	13,542	25
Vested	(5,574)	29
Forfeited	(1,293)	30
Outstanding as of December 28, 2024	21,453	$27

As of December 28, 2024, the unrecognized compensation cost related to all unvested RSUs granted under the Company’s 2022 Plan, was $405 million, which is expected to be recognized as expense over a weighted-average period of 2.07 years.

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

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options

Outstanding and exercisable options for Intel’s common stock under Intel’s 2006 Plan as of December 28, 2024 were as follows:

	Outstanding			Exercisable
		Weighted average	Weighted		Weighted
	Number of	remaining	average	Number of	average
Exercise price	options	contractual life	exercise price	options	exercise price
U.S. dollars	In thousands	In years	U.S. dollars	In thousands	U.S. dollars
$ 4.0 - 21.6	58	1.1	$5.7	55	$4.7
Total	58	1.1	$5.7	55	$4.7

The option activity for the years ended December 28, 2024, December 30, 2023, and December 31, 2022 for options granted to Company’s employees for Intel’s common stock was as follows:

		Weighted
		average	Weighted	Aggregated
	Number of	remaining	average	intrinsic
	options	contractual Life	exercise price	value(1)
	In thousands	In years	U.S. dollars	U.S. dollars in millions
Options outstanding as of December 25, 2021	3,578	1.5	$29.2	$79
Exercised	(1,308)	—	32.8	—
Options outstanding as of December 31, 2022	2,270	0.8	27.1	1
Exercised	(36)	—	22.3	—
Expired	(2,099)	—	26.9	—
Options outstanding as of December 30, 2023	135	1.0	31.7	3
Exercised	(6)	—	23.7	—
Expired	(71)	—	53.6	—
Options outstanding as of December 28, 2024	58	1.1	$5.7	$1
Options exercisable as of December 28, 2024	55	1.1	$4.7	$1

(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of Intel’s common stock. On December 28, 2024, December 30, 2023, and December 31, 2022, the Intel share prices were $20.30, $50.25, and $26.43, respectively. This represents the potential pre-tax amount receivable by the option holders had all option holders exercised their options as of such date.

(2)The remaining options expected to vest as of December 28, 2024 were 3 thousand options with an average weighted exercise price of $21.6.

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RSUs

The RSU activity for the years ended December 28, 2024, December 30, 2023, and December 31, 2022 for RSUs granted to Company’s employees for Intel’s common stock was as follows:

		Weighted average grant
	Number of RSUs	date fair value per share
	In thousands	U.S. dollars
Outstanding as of December 25, 2021	5,278	$46.5
Granted	3,758	43.7
Vested	(2,935)	45.9
Forfeited	(409)	48.1
Outstanding as of December 31, 2022	5,692	44.8
Vested	(2,690)	45.0
Forfeited	(291)	46.1
Outstanding as of December 30, 2023	2,711	44.4
Vested	(2,228)	44.7
Forfeited	(124)	44.1
Outstanding as of December 28, 2024	359	$42.8

Unrecognized expenses

As of December 28, 2024, the unrecognized compensation cost related to stock options and RSUs granted under the Intel 2006 Plan was $7 million, which will be recognized over a weighted average period of 0.47 years.

Share-based compensation expense summary (for both Mobileye and Intel Plans)

Expenses recognized

Share-based compensation expenses included in the consolidated statements of operations and comprehensive income (loss) were as follows:

	Year ended
	December 28,	December 30,	December 31,
U.S. dollars in millions	2024	2023	2022
Cost of revenue	$2	$2	$2
Research and development, net	244	212	153
Sales and marketing	6	7	5
General and administrative	27	31	14
Total share-based compensation	$279	$252	$174

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

MOBILEYE GLOBAL INC.

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

On June 12, 2023, we completed the Secondary Offering, pursuant to which 38,500,000 shares of Class B common stock held by Intel were converted into an equal number of shares of Class A common stock. Accordingly, as of December 28, 2024, we have 711,500,000 Class B shares, all held by Intel, and 100,226,477 Class A shares, both of which are utilized for the calculation of basic and diluted EPS. The outstanding Class A shares also include shares issued upon vesting of outstanding RSUs, see note 6.

For the years ended December 28, 2024, December 30, 2023 and December 31, 2022, the computation of diluted earnings (loss) per share attributable to common stockholders does not include 18.1 million, 5.9 million and 0.8 million potential common shares, respectively, related to restricted stock units granted under the 2022 Plan to the Company’s employees, as the effect of their inclusion would have been anti-dilutive.

The following table summarizes the calculation of basic and diluted earnings (loss) per share for the periods presented:

	Year ended
	December 28,	December 30,	December 31,
In millions, except per share amounts	2024	2023	2022

Numerator:
Net income (loss)	$(3,090)	$(27)	$(82)
Denominator:
Weighted average common shares - basic and diluted	809	805	759
Earnings (loss) per share:
Basic and diluted	$(3.82)	$(0.03)	$(0.11)

NOTE 8  INCOME TAXES

Income (Loss) before income taxes included in the consolidated statements of operations and comprehensive income (loss)

	Year ended
	December 28,	December 30,	December 31,
U.S. dollars in millions	2024	2023	2022
Income (loss) before taxes:
U.S	$(11)	$(13)	$(49)
Non-U.S	(3,152)	29	17
Total income (loss) before income taxes	$(3,163)	$16	$(32)

Benefit (provision) for income taxes included in the consolidated statements of operations and comprehensive income (loss)

Benefit (provision) for income taxes for the years ended December 28, 2024, December 30, 2023, and December 31, 2022 was comprised of the following:

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended
	December 28,	December 30,	December 31,
U.S. dollars in millions	2024	2023	2022
Current income taxes:
U.S	$—	$—	$—
Non-U.S	(28)	(58)	(67)
Total current provision for income taxes	(28)	(58)	(67)

Deferred income taxes:
U.S.	54	(28)	(28)
Non-U.S.	47	43	45
Total deferred benefit (provision) for income taxes	101	15	17
Total benefit (provision) for income taxes	$73	$(43)	$(50)

Effective income tax rate reconciliation

The difference between the tax provision at the statutory federal income tax rate and the benefit (provision) for income taxes as a percentage of loss before income taxes (effective tax rate) for each year was as follows:

	Year ended
	December 28,	December 30,	December 31,
	2024	2023	2022

	%

Statutory federal income tax rate	21.0	21.0	21.0
Increase (reduction) in rate resulting from:
Foreign rate differential	2.0	2.7	(1.2)
Technology incentives – current	0.1	(568.7)	312.7
Technology incentives – deferred	(3.1)	461.5	(230.6)
U.S. branch taxation of foreign operations	1.7	243.9	(127.3)
Changes in uncertain tax position, net	(0.2)	42.1	16.1
Share-based compensation related adjustments	—	(2.4)	(0.5)
Changes in valuation allowance	(0.3)	43.1	(151.9)
Non-deductible expenses and other	(0.1)	25.4	(6.5)
Withholding taxes, net of credit	—	—	12.1
Goodwill impairment*	(18.8)	—	—
Effective tax rate	2.3	268.6	(156.1)

*  The US tax impacts of the goodwill impairment is reflected in the U.S. branch taxation of foreign operations line item while the goodwill impairment line item reflects the Israeli tax impact.

In the fiscal years ended 2024, 2023 and 2022, certain Israeli operations are taxable in the U.S. as branch activities due to restructuring activities prior to Mobileye IPO. As a result, these operations are taxed both in the U.S. and locally in Israel. For U.S. tax purposes, due to cumulative losses, deferred tax assets have not been benefited which results in a residual tax provision associated with a deferred tax liability recorded for goodwill. Such deferred tax liability was reduced in 2024 due to goodwill impairment recorded for the Mobileye reporting unit, resulting in a tax benefit recorded in 2024.

The decrease in the effective tax rate for the year ended December 28, 2024, as compared to the year ended December 30, 2023, is mainly due to the deferred tax effects of goodwill impairment to the Mobileye reporting unit, as well as loss before income taxes compared to profit before income taxes in prior year, and an increase in unbenefited U.S. deferred tax assets subject to a valuation allowance.

In Israel, the Company benefits from a reduced tax rate under the Special Preferred Technological Enterprise status under the Law for the Encouragement of Capital Investments, 1959, or the Investment Law.

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Due to the fact that certain Israeli operations were taxable in the U.S. as branch activities, the Company recognized in the years ended December 28, 2024 and December 30, 2023 the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for U.S. income tax purposes which resulted in a net deferred tax liability after evaluation of deferred tax assets for realizability.

Significant components of the Company’s deferred tax assets and deferred tax liabilities were as follows:

	December 28,	December 30,
U.S. dollars in millions	2024	2023
Deferred tax assets:
Share-based compensation	$119	$105
Provisions for employee benefits	12	8
Net operating losses carryforward	147	103
Research and development expenses	631	455
Operating lease liabilities	11	12
Foreign tax credit and deferrals	5	13
Intangible assets	202	179
Other	6	15
Gross deferred tax assets	1,133	890
Valuation allowance	(1,007)	(579)
Total deferred tax assets	126	311
Deferred tax liabilities:
Intangible assets	(99)	(126)
Goodwill	(63)	(322)
Right of use assets	(10)	(11)
Other	(1)	—
Total deferred tax liabilities	(173)	(459)
Net deferred tax liabilities	$(47)	$(148)

Changes in valuation allowance for deferred tax assets were as follows:

	Year ended
	December 28,	December 30,	December 31,
U.S. dollars in millions	2024	2023	2022
Valuation allowance at beginning of year	$579	$533	$229
Change in valuation allowance	428	46	304
Valuation allowance at end of year	$1,007	$579	$533

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For purposes of these financial statements, the income tax expense and deferred tax balances have been prepared as if the Company filed income tax returns on the separate return method. As of December 28, 2024, the Company has U.S. net operating loss carryforwards of $144 million, subject to separate return limitation year rules, which were generated before the Company joined its Parent’s consolidated income tax return on July 17, 2021. The Company also has $316 million of separate return method net operating loss carryforwards that were generated after joining its Parent’s consolidated income tax filing group which have been utilized by its Parent. These net operating losses generated by the Company that have been utilized as part of the Parent consolidated income tax return filings but have not been utilized by the Company under the separate return method approach, have been reflected in these consolidated financial statements because the Company will recognize a benefit for the separate return method net operating losses when determined to be realizable.

The Company has a non-U.S. net operating loss carryforward of $213 million as of December 28, 2024. This net operating loss carryforward amount relates primarily to operations in Israel and has an indefinite carry-forward period.

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

Uncertain tax positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits related to uncertain tax positions was as follows:

	Year ended
	December 28,	December 30,	December 31,
U.S. dollars in millions	2024	2023	2022
Balance at the beginning of the year	$7	$—	$4
Changes in balances related to tax positions taken during current period	6	7	—
Settlements with taxing authorities	—	—	—
Lapse of statute of limitations	—	—	(4)
Balance at the end of the year	$13	$7	$—

If the remaining balance of unrecognized tax benefits were recognized in a future period, it would result in a tax benefit of $13 million as of December 28, 2024. The balance of uncertain tax positions, which also includes accrued penalties and interest, is included in other long-term liabilities on the consolidated balance sheets. There are no material changes anticipated in the uncertain tax positions in the next twelve months.

The Company files income tax returns in the U.S., Israel, and in other certain foreign jurisdictions. The Company is no longer subject to U.S. and Israeli tax examinations for years prior to 2021 and 2020, respectively.

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9  RELATED PARTY TRANSACTIONS

The Company has entered into a series of related party arrangements with Intel. The arrangements were as follows:

1.Stock Compensation Recharge Agreement

The Company entered into a stock compensation recharge agreement with Intel, which requires the Company to reimburse Intel for certain amounts, net of any related withholding tax, relating to the value of share-based compensation provided to the Company’s employees for RSUs or stock options exercisable in Intel stock. The reimbursement amounts recorded as an adjustment to additional paid-in capital (and to parent net investment prior to the Mobileye IPO) in the consolidated statement of changes in equity were $0 million, $100 million and $118 million for the years ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively. As for the inclusion of the Company’s employees in Intel’s equity incentive plan, see Note 6.

2.Hedging services

Intel centrally hedges its exposure to changes in foreign exchange rates. At the beginning of 2021, the Company entered into a hedging services agreement with Intel, pursuant to which the Company was entitled to a certain allocation of the gains and obligated to a certain allocation of the losses arising from the execution of the hedging contracts. In October 2022, we de-designated our outstanding hedge instruments and ceased participation in the hedging services agreement with Intel. As of October 25, 2022, the Company is no longer a party to this agreement. For further information, see Note 2, Significant Accounting Policies related to Derivatives and hedging.

3.Lease agreements

Under lease agreements with Intel, the Company leases office space in Intel’s buildings. The costs are included in the consolidated statements of operations and comprehensive income (loss) primarily on a specific and direct attribution basis, as described in Note 2. The leasing costs for the years ended December 28, 2024, December 30, 2023 and December 31, 2022 were $3 million, $4 million and $3 million, respectively.

4.Other services to a related party

The Company reimbursed its Chief Executive Officer for reasonable travel related expenses incurred while conducting business on behalf of the Company as well as paid for certain security related costs. For the years ended December 28, 2024, December 30, 2023, and December 31, 2022, travel related reimbursements and security related costs were $2.0 million, $1.8 million and $1.1 million, respectively.

5.Reorganization and the Mobileye IPO

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

The initial term of the Administrative Services Agreement expires two years from the completion of the Mobileye IPO and extends automatically for successive three-month terms unless one of the parties elects not to renew. We have the right to terminate any of the services provided by Intel under the Administrative Services Agreement at any time upon thirty days prior written notice of termination to Intel, or if Intel fails to perform any of its material obligations under the Administrative Services Agreement and such failure continues for at least thirty days after receipt by Intel of written notice of such failure from Mobileye.

The costs incurred under this agreement for the years ended December 28, 2024, December 30, 2023 and December 31, 2022 were $3 million, $4 million and $3 million, respectively.

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Technology and Services Agreement

The Technology and Services Agreement provides a framework for the collaboration on technology projects and services between the Company and Intel (“Technology Projects”), and sets out the licenses granted by each party to its respective technology for the conduct of the Technology Projects, provisions relating to the ownership of certain existing technology, the allocation of rights in any new technology created in the course of the Technology Projects, and certain provisions applicable to the development of a certain radar product of the Company. The Technology and Services Agreement does not apply to projects for the development and manufacture of a lidar sensor system for automobiles, which the LiDAR Product Collaboration Agreement previously covered. Pursuant to the Technology and Services Agreement, the Company and Intel will agree to statements of work with additional terms for Technology Projects.

The Technology and Services Agreement has a term of two years, and automatically renews for one-year renewal periods, unless the agreement is terminated for a party’s material breach, a party’s bankruptcy or insolvency, or advance notice of non-renewal is given. The amount incurred under this agreement for the years ended December 28, 2024, December 30, 2023 and December 31, 2022 were $4 million, $5 million and $0.4, respectively.

LiDAR Product Collaboration Agreement

The LiDAR Product Collaboration Agreement provided the terms that applied to the Company’s collaboration with Intel for the development and manufacture of a Lidar sensor system for ADAS and AV in automobiles (“LiDAR Project”). On some of the LiDAR programs, joint funding would have applied between Intel and Mobileye until the end of 2027 whereby Mobileye would have borne its own Lidar sensor system development costs up to the first $40 million per year and Intel would have borne up to $20 million per year of Mobileye’s Lidar sensor system development costs that were greater than $40 million per year.

The LiDAR Product Collaboration Agreement further provided that Intel would manufacture certain components for the Company to market and sell as part of a FMCW (frequency-modulated continuous wave) Lidar sensor system solely for external environment sensing for ADAS and AV in automobiles.

The price for the components Intel would have manufactured for the Company would have been based on a cost-plus model. In addition, the agreement included a profit-sharing model under which Mobileye would pay Intel a share of the gross profit for each Lidar sensor system or components thereof, based on Intel technology, sold by Mobileye.

On September 9, 2024, Mobileye announced the cessation of further internal development of FMCW lidar and the wind down of the Lidar R&D Unit. In connection with Mobileye’s decision, Mobileye and Intel terminated the LiDAR Product Collaboration Agreement as of October 2, 2024.

There were no amounts received or receivable from Intel under this agreement for the years ended December 28, 2024 and December 30, 2023.

Tax Sharing Agreement

The Tax Sharing Agreement establishes the respective rights, responsibilities and obligations of the Company and Intel after the completion of the Mobileye IPO with respect to tax matters, including the amount of cash the Company will pay to Intel for its share of the tax liability owed on the consolidated filings in which the Company or any of the Company’s subsidiaries are included, including audit or other tax proceedings. According to the terms of the Tax Sharing Agreement, the Company and Intel will calculate and agree to estimated amounts owed quarterly but final amounts will also be calculated and paid upon consolidated tax return filings. Amounts payable under the Tax Sharing Agreement will be recorded in the same manner as other contractual obligations entered into by the Company. On August 14, 2024, Mobileye and Intel entered into an Amended and Restated Tax Sharing Agreement, which incorporated certain clarifying amendments into the original Tax Sharing Agreement. As of December 28, 2024 and December 30, 2023, the related party payable to Intel, pursuant to the Tax Sharing Agreement, was $3 million and $37 million, respectively. The decrease was due to finalizing 2023 amounts upon filing of the US consolidated tax return with Intel.

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.Intel sublicense

In June 2024, Intel and its affiliates, including Mobileye, were granted a sublicense to certain patents relating to network-on-chip and other technologies (the “Sublicense”). In connection with Mobileye’s use of the Sublicense, Intel and Mobileye agreed that Mobileye would pay to Intel $0.3 million as Mobileye’s allocation of the consideration paid by Intel for the Sublicense.

NOTE 10  GOODWILL

The following table presents the carrying amount of goodwill by segment as of December 28, 2024 and December 30, 2023.

U.S. dollars in millions	Mobileye	Other	Total
December 30, 2023	$10,784	$111	$10,895
Impairment	(2,695)	—	(2,695)
December 28, 2024	$8,089	$111	$8,200

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

The fair value measurement is categorized as Level 3 within the fair value hierarchy due to the use of unobservable inputs such as financial projections, terminal growth rate, and discount rate. The results of the impairment analysis indicated that the carrying value of the Mobileye reporting unit was in excess of its fair value. Therefore, the Company has recorded a non-cash impairment loss of $2,695 million ($2,613 million, net of tax), under “goodwill impairment” in the Consolidated Statements of Operations.

During the fourth quarter of 2024, we completed our annual impairment assessment. Based on the assessment, the fair value of the “Mobileye” reporting unit exceeds its book value. We also performed a detailed quantitative analysis for the “Other” reporting unit which showed that no impairment was required. Fair value was estimated using the expected present value of future cash flows and is categorized as Level 3 within the fair value hierarchy due to the use of unobservable inputs.

The Company did not record any impairment of goodwill in 2023 and 2022.

NOTE 11  IDENTIFIED INTANGIBLE ASSETS

	As of
	December 28, 2024			December 30, 2023
	Gross	Accumulated		Gross	Accumulated
U.S. dollars in millions	Assets	Amortization	Net	Assets	Amortization	Net
Developed technology	$3,705	$2,384	$1,321	$3,705	$2,008	$1,697
Customer relationships & brands	786	498	288	786	430	356
Total	$4,491	$2,882	$1,609	$4,491	$2,438	$2,053

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

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amortization expenses recorded for these identified intangible assets and their weighted average useful lives:

	Year ended
				Weighted Average
U.S. dollars in millions	December 28, 2024	December 30, 2023	December 31, 2022	Useful Life
Developed technology	$376	$406	$469	10
Customer relationships & brands	68	68	75	12
Total amortization expenses	$444	$474	$544

The Company expects future amortization expenses for the next five years and thereafter to be as follows:

U.S. dollars in millions	2025	2026	2027	2028	2029	Thereafter	Total
Future amortization expenses	$443	$332	$179	$176	$131	$348	$1,609

NOTE 12  SEGMENT INFORMATION

An operating segment is defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the Chief Operating Decision Maker (“CODM”), or decision-making group, to evaluate performance and make operating decisions. The Company has identified its CODM as the Chief Executive Officer (“CEO”).

The Company’s organizational structure and management reporting supports two operating segments: Mobileye and Moovit. The CODM evaluates performance, makes operating decisions and allocates resources based on the financial data of these operating segments. Operating segments do not record inter-segment revenue. Mobileye is presented as a reportable operating segment and Moovit, which is a mobility-as-a-service company, is presented within “Other” as per ASC 280, Segment Reporting.

Segment performance is the operating income (loss) reported excluding the amortization of acquisition-related intangible assets and impairment of goodwill. The CODM uses segment performance to allocate resources (including employees and financial resources) to segments in the annual budget and forecasting process and also uses that measure to assess the segment performance. The measure of assets has not been disclosed for each segment as it is not regularly provided to the CODM.

The accounting policies of the individual segments are the same as those described in the Significant Accounting Policies in Note 2.

The following is segment results for each year:

	Year ended December 28, 2024
			Amounts not
			allocated to
			segments profit
U.S. dollars in millions	Mobileye	Other	or loss	Consolidated
Revenues	$1,613	$41	$—	$1,654
Cost of revenues	531	6	376	913
Research and development, net	1,045	38	—	1,083
Sales and marketing	35	15	68	118
General and administrative	63	7	—	70
Goodwill impairment	—	—	2,695	2,695
Segment performance	$(61)	$(25)	$(3,139)	$(3,225)
Other financial income (expense), net				62
Income (loss) before taxes on income				(3,163)
Share-based compensation	264	15	—	279
Depreciation of property and equipment	62	—	—	62

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 30, 2023
			Amounts not
			allocated to
			segments profit
U.S. dollars in millions	Mobileye	Other	or loss	Consolidated
Revenues	$2,045	$34	$—	$2,079
Cost of revenues	620	6	406	1,032
Research and development, net	848	41	—	889
Sales and marketing	38	12	68	118
General and administrative	62	11	—	73
Goodwill impairment
Segment performance	$477	$(36)	$(474)	$(33)
Interest income (expense) with related party, net				—
Other financial income (expense), net				49
Income (loss) before taxes on income				16
Share-based compensation	233	19	—	252
Depreciation of property and equipment	39	—	—	39

	Year ended December 31, 2022
			Amounts not
			allocated to
			segments profit
U.S. dollars in millions	Mobileye	Other	or loss	Consolidated
Revenues	$1,843	$26	$—	$1,869
Cost of revenues	473	5	469	947
Research and development, net	747	42	—	789
Sales and marketing	34	11	75	120
General and administrative	34	12	4	50
Goodwill impairment
Segment performance	$555	$(44)	$(548)	$(37)
Interest income (expense) with related party, net				(6)
Other financial income (expense), net				11
Income (loss) before taxes on income				(32)
Share-based compensation	158	16	—	174
Depreciation of property and equipment	23	—	—	23

Total revenues based on the country that the product was shipped to were as follows:

	Year ended
	December 28,	December 30,	December 31,
U.S. dollars in millions	2024	2023	2022
China	424	640	551
USA	304	437	472
Germany	269	353	268
South Korea	219	164	115
United Kingdom	117	150	221
Poland	82	97	69
Hungary	76	94	87
Czech Republic	55	50	8
Portugal	26	9	—
Rest of World	82	85	78
Total	$1,654	$2,079	$1,869

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We generate the majority of our revenue from the sale of our EyeQ™ SoCs to OEMs primarily through sales to Tier 1 automotive suppliers. EyeQ™ SoC sales represented approximately 86%, 89%, and 89% of our revenue for each of the years ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively.

Major Customers

Revenue from major customers that amount to 10% or more of total revenue:

	Year ended
	December 28,	December 30,	December 31,
	2024	2023	2022
Percent of total revenues
Customer A	27%	30%	38%
Customer B	20%	24%	18%
Customer C	14%	14%	15%
Customer E	13%	*	*

*Less than 10%

Accounts receivable balances of major customers that amount to 10% or more of total accounts receivable balance:

	As of
	December 28,	December 30,
	2024	2023
Percent of total accounts receivables balance
Customer A	35%	44%
Customer B	23%	10%
Customer C	13%	22%

NOTE 13  INVESTMENTS

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

The following tables summarize the Company’s marketable debt securities:

U.S. dollars in millions	December 28, 2024
					Reported as
	Amortized cost	Unrealized gain	Unrealized loss	Fair value	Cash and cash equivalents	Other current assets
U.S. government bonds	$33	$—	$—	$33	$—	$33
Money market funds	951	—	—	951	951	—
Total	$984	$—	$—	$984	$951	$33

U.S. dollars in millions	December 30, 2023
					Reported as
	Amortized cost	Unrealized gain	Unrealized loss	Fair value	Cash and cash equivalents	Other current assets
Money market funds	932	—	—	932	932	—
Total	$932	$—	$—	$932	$932	$—

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Investments

Marketable equity securities

During the second quarter of 2024, we purchased marketable equity investments in the amount of $10 million,which were classified within other current assets and measured at fair value. During the fourth quarter of 2024, we sold all of the marketable equity investments. Realized gains recorded in other financial income (expense), net for the year ended December 28, 2024 amounted to $3 million.

Non-marketable equity securities

In 2024, the Company entered into a series of investment agreements with a privately held company, pursuant to which the Company agreed to purchase up to $25 million of Preferred Stock. In October 2024, the Company purchased $10 million of Preferred Stock in the privately held company. The Company’s obligation to purchase additional Preferred Stock at subsequent closings is subject to the terms of the applicable Preferred Stock investment agreements.

The investment does not provide the Company the ability to control or have significant influence over the operations of the privately held company. We have accounted for the investment using the measurement alternative because the securities are not publicly traded and do not have a readily determinable fair value. Under the measurement alternative, the equity investment is initially recorded at its cost, but the carrying value may be adjusted through earnings upon an impairment or when there is an observable price change involving the same or a similar investment with the same issuer. As of December 28, 2024, we recorded $10 million for our investment as other long-term assets. There was no impairment or other change to the value of the investment as of December 28, 2024.

NOTE 14  CONTINGENCIES

U.S. Class Action

On January 16, 2024, a putative class action captioned McAuliffe v. Mobileye Global Inc., et al., 1:24-CV-00310 (S.D.N.Y.), was filed in the United States District Court for the Southern District of New York against Mobileye and certain of its current and former officers. Following the consolidation of the action with a substantively identical case, Le v. Mobileye Global Inc., et al., 1:24-CV-01390 (S.D.N.Y.), and the appointment of a lead plaintiff, an amended complaint was filed on September 13, 2024. In response to the defendants’ motion to dismiss, filed on October 25, 2024, lead plaintiff filed a second amended complaint on November 22, 2024. The second amended complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with defendants’ alleged misstatements and omissions concerning the build-up of excess inventory by certain Tier 1 Mobileye customers, and seeks unspecified damages and other relief on behalf of all persons and entities who purchased or otherwise acquired Mobileye securities between January 26, 2023 and August 8, 2024. The second amended complaint also includes claims asserted by an additional plaintiff under Sections 11 and 15 of the Securities Act of 1933 on behalf of putative purchasers of Mobileye Class A common stock offered in Mobileye’s June 5, 2023 secondary public offering. Mobileye and the individual defendants filed a motion to dismiss the second amended complaint on December 20, 2024. We intend to defend the matter vigorously. No provision was recorded in the financial statements as of December 28, 2024.

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

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 27, 2024, an additional derivative lawsuit was filed in the United States District Court for the Southern District of New York against certain members of the Mobileye Board of Directors, certain of Mobileye’s current and former officers, and Intel Corporation, in its capacity as Mobileye’s controlling shareholder. Mobileye was also named as a nominal defendant. On July 9, 2024, this derivative action was consolidated with the derivative action originally filed on April 12, 2024 and the consolidated derivative action was stayed by the court pending resolution of the anticipated motion to dismiss in the consolidated securities action. We intend to defend the derivative claims vigorously. No provision for the consolidated derivative action was recorded in the financial statements as of December 28, 2024.

NOTE 15  SUBSEQUENT EVENTS

Share-based compensation

In January 2025, the Company’s Chief Executive Officer approved, pursuant to the authority delegated by the compensation committee, the issuance of restricted stock units to be issued under our 2022 Equity Incentive Plan. The total aggregate fair value of RSUs granted was $7.5 million, which constituted 476 thousand RSUs, which will vest over a service period of three years.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of December 28, 2024. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 28, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with US GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

The effectiveness of the Company’s internal control over financial reporting as of December 28, 2024 has been audited by Kesselman & Kesselman, Certified Public Accountants (Isr.), a member firm of PricewaterhouseCoopers International Limited, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information

During the three months ended December 28, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Mobileye securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1” trading arrangement. Further, during the three months ended December 28, 2024, the Company did not adopt or terminate any contract, instruction or written plan for the purchase or sale of Mobileye securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 ”trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required to be disclosed by this item is incorporated herein by reference to the 2025 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 28, 2024.

We maintain insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our company’s securities by directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, as well as Nasdaq listing standards. A copy of our insider trading policy is filed as exhibit 19.1 to our Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required to be disclosed by this item is incorporated herein by reference to the 2025 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 28, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required to be disclosed by this item is incorporated herein by reference to the 2025 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 28, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required to be disclosed by this item is incorporated herein by reference to the 2025 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 28, 2024.

Item 14. Principal Accounting Fees and Services.

The information required to be disclosed by this item is incorporated herein by reference to the 2025 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 28, 2024.

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
10.5

Technology and Services Agreement between the Registrant and Intel Corporation, dated as of October 25, 2022 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K filed on March 9, 2023)

10.7

Amended and Restated Tax Sharing Agreement between the Registrant and Intel Corporation, dated as of August 14, 2024 (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on October 31, 2024)

10.8	Contribution and Subscription Agreement among the Registrant, Cyclops Holding Corporation and Intel Overseas Funding Corporation, dated as of October 25, 2022
10.9†	Mobileye Global Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s registration statement on Form S-1 filed on October 18, 2022)
10.10*†	Form of Restricted Stock Unit Agreement (as amended on May 16, 2024)
10.11†	Form of Option Agreement (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s registration statement on Form S-1 filed on October 18, 2022)
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

10.14*†	Employment Agreement between the Registrant and Boaz Ouriel, dated as of April 1, 2022
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
10.18

Stock Compensation Recharge Agreement, dated August 8, 2017, between Mobileye B.V. and its subsidiaries, on the one hand, and Intel, on the other hand (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company’s registration statement on Form S-1 filed on October 18, 2022)

10.19

Loan Agreement, dated April 21, 2022, between Cyclops Holdings Corporation and Intel Overseas Funding Corporation. (incorporated by reference to Exhibit 10.19 to Amendment No. 19 to the Company’s registration statement on Form S-1 filed on October 18, 2022)

10.20

Memorandum of Understanding, dated October 17, 2006, between STMicroelectronics N.V. and Mobileye Technologies Limited, as amended (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Company’s registration statement on Form S-1 filed on October 18, 2022)

10.21

Agreement between Intel Corporation and Intel Subsidiaries, dated August 8, 2017, between Mobileye B.V. and its subsidiaries, on the one hand, and Intel, on the other hand, which we refer to herein as the Cross-License Agreement (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Company’s registration statement on Form S-1 filed on October 18, 2022)

10.22

Share & Note Sale and Purchase Agreement, dated May 31, 2022, between Intel Finance B.V. and Mobileye B.V. (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to the Company’s registration statement on Form S-1 filed on October 18, 2022)

19.1*	Securities Trading Policy adopted on March 16, 2023

21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of Kesselman & Kesselman, Certified Public Accountants (Isr.), a member firm of PricewaterhouseCoopers International Limited, an independent registered public accounting firm.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to the Company’s Form 10-K filed on February 23, 2024)
101*

The following financial statements from Mobileye Global Inc.’s Annual Report on Form 10-K for the year ended December 28, 2024, filed with the Securities and Exchange Commission on February 13, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded with the Inline XBRL document)
*	Filed or furnished herewith.
†	Management contract or compensatory plan or arrangement.
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

Date: February 13, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Professor Amnon Shashua	Chief Executive Officer, President and Director
Professor Amnon Shashua	(Principal Executive Officer)	February 13, 2025

/s/ Moran Shemesh Rojansky	Chief Financial Officer
Moran Shemesh Rojansky	(Principal Financial Officer and Principal Accounting Officer)	February 13, 2025

/s/ Saf Yeboah-Amankwah	Chair of the Board of Directors	February 13, 2025

/s/ Patrick Bombach	Director	February 13, 2025
Patrick Bombach

/s/ Elaine L. Chao	Director	February 13, 2025
Elaine L. Chao

/s/ Eyal Desheh	Director	February 13, 2025
Eyal Desheh.

/s/ Claire C. McCaskill	Director	February 13, 2025
Claire C. McCaskill

/s/ Christine Pambianchi	Director	February 13, 2025
Christine Pambianchi

/s/ Christoph Schell	Director	February 13, 2025
Christoph Schell

/s/ Frank D. Yeary	Director	February 13, 2025
Frank D. Yeary