Form 10-Q
period 2025-03-29
Mobileye Global Inc.
filed 2025-04-24
CIK 1910139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2025

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

There were 100,496,663 shares of Class A common stock, $0.01 par value, outstanding at April 15, 2025.

MOBILEYE GLOBAL INC.

FORM 10-Q

For the quarterly period ended March 29, 2025

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

We have a 52- or 53-week fiscal year that ends on the last Saturday in December. Fiscal year 2025 is a 52-week fiscal year; fiscal year 2024 was also a 52-week fiscal year. Certain amounts, percentages, and other figures presented in this report have been subject to rounding adjustments. Accordingly, figures shown as totals, dollars, or percentage amounts of changes may not represent the arithmetic summation or calculation of the figures that precede them.

Part 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOBILEYE GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 29,	December 28,
U.S. dollars in millions, except share and per share data	2025	2024
Assets
Current assets
Cash and cash equivalents	$1,512	$1,426
Trade accounts receivable, net	217	212
Inventories	364	415
Other current assets	122	121
Total current assets	2,215	2,174
Non-current assets
Property and equipment, net	450	458
Intangible assets, net	1,498	1,609
Goodwill	8,200	8,200
Other long-term assets	135	138
Total non-current assets	10,283	10,405
TOTAL ASSETS	$12,498	$12,579
Liabilities and Equity
Current liabilities
Accounts payable and accrued expenses	$150	$190
Employee related accrued expenses	104	105
Related party payable	5	4
Other current liabilities	31	34
Total current liabilities	290	333
Non-current liabilities
Long-term employee benefits	63	62
Deferred tax liabilities	41	47
Other long-term liabilities	55	50
Total non-current liabilities	159	159
Contingencies (see note 11)
TOTAL LIABILITIES	$449	$492
Equity
Class A common stock: $0.01 par value; 4,000,000,000 shares authorized; shares issued and outstanding: 100,496,663 as of March 29, 2025 and 100,226,477 as of December 28, 2024	1	1
Class B common stock: $0.01 par value; 1,500,000,000 shares authorized; shares issued and outstanding: 711,500,000 as of March 29, 2025 and December 28, 2024	7	7
Additional paid-in capital	15,204	15,137
Accumulated other comprehensive income (loss)	(1)	2
Retained earnings (accumulated deficit)	(3,162)	(3,060)
TOTAL EQUITY	12,049	12,087
TOTAL LIABILITIES AND EQUITY	$12,498	$12,579

MOBILEYE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three months ended
	March 29,	March 30,
U.S. dollars in millions, except share and per share data	2025	2024
Revenue	$438	$239
Cost of revenue	231	185
Gross profit	207	54
Research and development, net	275	243
Sales and marketing	31	34
General and administrative	18	15
Total operating expenses	324	292
Operating income (loss)	(117)	(238)
Financial income (expense), net	18	17
Income (loss) before income taxes	(99)	(221)
Benefit (provision) for income taxes	(3)	3
Net income (loss)	$(102)	$(218)
Earnings (loss) per share attributed to Class A and Class B stockholders:
Basic and diluted	$(0.13)	$(0.27)
Weighted-average number of shares used in computation of earnings (loss) per share attributed to Class A and Class B stockholders (in millions):
Basic and diluted	812	806
Net income (loss)	(102)	(218)
Other comprehensive income (loss), net of tax	(3)	—
TOTAL COMPREHENSIVE INCOME (LOSS)	$(105)	$(218)

MOBILEYE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Common Stock
				Accumulated	Retained
			Additional	Other	Earnings	Total
	Number of		paid-in	Comprehensive	(Accumulated	Shareholders’
U.S. dollars in millions, except share and per share data	shares	Amount	capital	Income (Loss)	Deficit)	Equity
Three Months Ended
Balance as of December 30, 2023	806	$8	$14,886	$—	$30	$14,924
Net income (loss)	—	—	—	—	(218)	(218)
Share-based compensation expense	—	—	62	—	—	62
Recharge to Parent for Share-based compensation	—	—	(5)	—	—	(5)
Balance as of March 30, 2024	806	$8	$14,943	$—	$(188)	$14,763

Balance as of December 28, 2024	812	$8	$15,137	$2	$(3,060)	$12,087
Net income (loss)	—	—	—	—	(102)	(102)
Other comprehensive income (loss), net	—	—	—	(3)	—	(3)
Tax sharing agreement with Parent	—	—	3	—	—	3
Share-based compensation expense	—	—	65	—	—	65
Recharge to Parent for Share-based compensation	—	—	(1)	—	—	(1)
Balance as of March 29, 2025	812	$8	$15,204	$(1)	$(3,162)	$12,049

MOBILEYE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended
	March 29,	March 30,
U.S. dollars in millions	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(102)	$(218)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	18	14
Share-based compensation	65	62
Amortization of intangible assets	111	111
Exchange rate differences on cash and cash equivalents	(2)	2
Deferred income taxes	(6)	(6)
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts receivable	(5)	216
Decrease (increase) in other current assets	15	(25)
Decrease (increase) in inventories	51	(65)
Increase (decrease) in accounts payable, accrued expenses and related party payable	(36)	(62)
Increase (decrease) in employee-related accrued expenses and long term benefits	—	5
Increase (decrease) in other current liabilities	(5)	6
Decrease (increase) in other long term assets	3	(2)
Increase (decrease) in long-term liabilities	2	2
Net cash provided by operating activities	109	40
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(14)	(22)
Purchases of debt and equity investments	(25)	—
Maturities and sales of debt and equity investments	14	—
Net cash used in investing activities	(25)	(22)
CASH FLOWS FROM FINANCING ACTIVITIES
Share-based compensation recharge	3	(4)
Net cash provided by (used in) financing activities	3	(4)
Effect of foreign exchange rate changes on cash and cash equivalents	2	(2)
Increase in cash, cash equivalents and restricted cash	89	12
Balance of cash, cash equivalents and restricted cash, at beginning of year	1,438	1,226
Balance of cash, cash equivalents and restricted cash, at end of period	$1,527	$1,238
Supplementary non-cash investing and financing activities:
Non cash purchase of property and equipment	$5	$12
Non-cash share based compensation recharge	$—	$1
Tax sharing agreement with Parent	$(3)	$—
Supplemental cash flow information:
Cash received (paid) for income taxes, net of refunds	$6	$(13)

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

Intel Corporation (“Intel” or the “Parent”) directly or indirectly hold all of the Class B common stock of Mobileye, which as of March 29, 2025, represents approximately 87.6% of our outstanding common stock and 98.6% of the voting power of our common stock.

Operations in Israel

On October 7, 2023, Hamas launched a series of attacks on civilian and military targets in Southern Israel and Central Israel, to which the Israel Defense Forces have responded. In addition, both Hezbollah and the Houthi movement have attacked military and civilian targets in Israel, to which Israel has responded, including through increased air and ground operations in Lebanon. In addition, the Houthi movement has attacked international shipping lanes in the Red Sea, to which both Israel and the United States have responded. Further, on April 13, 2024 and October 1, 2024, Iran launched a series of drone and missile strikes against Israel, to which Israel has responded. How long and how severe the current conflict in Gaza, Northern Israel, Lebanon or the broader region becomes is unknown at this time and any continued clash among Israel, Hamas, Hezbollah, Iran or other countries or militant groups in the region may escalate in the future into a greater regional conflict. To date, our operations have not been materially affected, although as of April 15, 2025 approximately 3.8% of our employees have been called to reserve duty in the Israel Defense Forces. We expect that the current conflict in the Gaza Strip, Lebanon and the broader region as well as the security escalation in Israel will not have a material impact on our business results in the short term. However, since this is an event beyond our control, its continuation or cessation may affect our expectations. We continue to monitor political and military developments closely and examine the consequences for our operations and assets.

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

We have a 52- or 53-week fiscal year that ends on the last Saturday in December. Fiscal year 2025 is a 52-week fiscal year; fiscal year 2024 was also a 52-week fiscal year.

The results of operations for the three months ended  March 29, 2025 shown in this report are not necessarily indicative of the results to be expected for the full year ending 2025. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 28, 2024.

There have been no material changes in our significant accounting policies as described in our consolidated financial statements for the fiscal year ended December 28, 2024. For further detail, see Note 2 in the audited consolidated financial statements for the fiscal year ended December 28, 2024.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Cash, cash equivalents and restricted cash

The following is a reconciliation of the cash, cash equivalents and restricted cash as of each period end:

	As of
U.S. dollars in millions	March 29, 2025	December 28, 2024
Cash	$71	$56
Short term deposits	445	419
Money market funds	996	951
Restricted cash (within other current and other long-term assets)	15	12
Cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows	$1,527	$1,438

Fair value measurement

The carrying value of short term deposits classified as cash equivalents approximates their fair value due to the short maturity of these items.

The Company's investment in money market funds is measured at fair value within Level 1 of the fair value hierarchy because they consist of financial assets for which quoted prices are available in an active market. Interest income related to money market funds for the three months ended March 29, 2025, and March 30, 2024, amounted to $10 million and $12 million, respectively.

The Company’s investment in U.S. government bonds is measured at fair value within Level 1 of the fair value hierarchy because they consist of U.S. government bonds for which quoted prices are available in an active market.

The Company's derivative instruments designated as hedging instruments, are measured at fair value within Level 2 of the fair value hierarchy.

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

Participation in expenses for research and development projects are recognized on the basis of the costs incurred and are netted against research and development expenses in the condensed consolidated statements of operations and comprehensive income (loss). Research and development reimbursements of $26 million and $36 million were offset against research and development costs in the three months ended March 29, 2025 and March 30, 2024, respectively.

Derivatives and hedging

During the fourth quarter of 2024 the Company initiated a foreign currency cash flow hedging program, designed to hedge the Company's foreign exchange rate risk, resulting from ILS payroll expenses. The Company hedges portions of its forecasted payroll payments denominated in ILS for a period of up to 12 months, using forward contracts that are designated as cash flow hedges, as defined by ASC 815. These derivative instruments are measured at fair value within Level 2 of the fair value hierarchy. Derivative instruments are recorded as other current assets or other current liabilities, according to the timing of settlement. For these derivative instruments, designated as a cash flow hedge, gains and losses are reported as a component of other comprehensive income (loss) and reclassified into earnings in the same line item associated with the hedged transaction and in the same period or periods during which the hedged transaction affects the statement of operations. As of March 29, 2025, the Company expects to reclassify all of its unrealized gains and losses from accumulated other comprehensive income (loss) to earnings during the next twelve months. The cash flows associated with these derivatives are classified in the consolidated statements of cash flows consistently with the classification of the underlying hedged transaction, within cash flows from operating activities.

The notional amount and fair value of outstanding derivatives at the end of each period were:

	As of
U.S. dollars in millions	March 29, 2025	December 28, 2024
Notional amount of derivative contracts	$276	$214
Fair value of derivative assets, net	—	2
Fair value of derivative liabilities, net	$(1)	$—

The change in accumulated other comprehensive income (loss) relating to gains (losses) on derivatives used for hedging was as follows:

	Three Months Ended
U.S. dollars in millions	March 29, 2025	March 30, 2024
Other comprehensive income (loss) before reclassifications	$(1)	$—
Amounts reclassified out of accumulated other comprehensive (income) loss **	(2)	—
Tax effects	*	—
Other comprehensive income (loss), net	$(3)	$—

* Less than $1 million.

** Amounts of gains (losses) reclassified from other comprehensive income (loss) into profit or loss are recorded in cost of revenue and operating expenses.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company has entered into a Tax Sharing Agreement with its Parent that establishes the amount of cash payable for the Company's share of the tax liability owed on consolidated tax return filings with its Parent. Any differences between taxes currently payable to the Company’s Parent under the Tax Sharing Agreement and the current tax provision computed on a separate return basis, is reflected as adjustments to additional paid-in capital in the condensed consolidated statement of changes in equity and financing activities within the condensed consolidated statement of cash flows (see also Note 7).

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

The majority of the Company’s cash and cash equivalents are invested in banks domiciled in the U.S. and Europe, as well as in Israel. Generally, these cash equivalents may be redeemed upon demand. Short term bank deposits are held in the aforementioned banks. The money market funds consist of institutional investors money market funds and are readily redeemable to cash, and the U.S. government bonds are also highly liquid. Derivative financial instruments are forward contracts entered into with major banks in Israel to hedge the Company's foreign exchange rate risk. Accordingly, management believes that these bank deposits, money market funds, U.S. government bonds and derivative financial instruments have minimal credit risk.

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

The Company performs ongoing credit evaluations of its customers and has not experienced any material losses in the periods presented. The Company recognizes an allowance for credit losses for any potential uncollectible amounts. The allowance is based on various factors, including historical experience, the age of the accounts receivable balances, credit quality of the customers, and other reasonable and supportable information. This allowance consists of an amount based on overall estimated exposure for the receivable portfolio and amounts identified for specific customers. Expected credit losses are recorded as general and administrative expenses in the Company’s condensed consolidated statement of operations and comprehensive income. As of March 29, 2025 and December 28, 2024, the credit loss allowance for trade accounts receivable was not material. For the three months ended March 29, 2025 and March 30, 2024, the charge-offs and recoveries in relation to the credit losses were not material.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Customer concentration risk

The Company’s business, results of operations, and financial condition for the foreseeable future will likely continue to depend on sales to a relatively small number of customers. In the future, these customers may decide not to purchase the Company’s products, may purchase fewer products than in previous years, or may alter their purchasing patterns. Further, the amount of revenue attributable to any single customer or customer concentration generally may fluctuate in any given period. In addition, a decline in the production levels of one or more of the Company’s major customers, particularly with respect to vehicle models for which the Company is a significant supplier, could reduce revenue. The loss of one or more key customers, a reduction in sales to any key customer or the Company’s inability to attract new significant customers could negatively impact revenue and adversely affect the Company’s business, results of operations, and financial condition. See Note 9 Segment Information related to customers that accounted for more than 10% of the Company’s total revenue and more than 10% of the total accounts receivable balance for each of the periods presented in these condensed consolidated financial statements.

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

Supply chain risk

During the fiscal years 2021 and 2022, the semiconductor industry experienced widespread shortages of substrates and other components and available foundry manufacturing capacity. During 2021 and 2022, STMicroelectronics, our sole supplier of EyeQ™ SoCs, was not able to meet our demand for EyeQ™ SoCs, causing a significant reduction in the Company's inventory levels. Starting in late 2022 and early 2023, such supply disruptions, raw material shortages and manufacturing limitations abated and during 2023, we successfully increased levels of EyeQ™ SoC inventory on hand, mitigating the potential for future supply constraints to cause a shortfall of chips. However, in the event of a reoccurrence of supply chain constraints, and subject to the duration and severity thereof, we may be required to operate with minimal or no inventory of EyeQ™ SoCs or SuperVision™ ECUs on hand.  As a result, we are substantially reliant on timely shipments of EyeQ™ SoCs from STMicroelectronics and ECUs from Quanta Computer (or other suppliers) to fulfill customer orders and if such a shortfall of chips or ECUs were to occur, we may be unable to offset future supply constraints through the use of inventory on hand. Since our EyeQ™ SoC is the core of our ADAS and autonomous driving solutions, continued, acute shortages in the supply of sufficient EyeQ™ SoCs to meet our production needs would impair our ability to meet our customers’ requirements in a timely manner, and would affect our business, results of operations, and financial condition potentially in an adverse manner.

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

NOTE 3 - OTHER FINANCIAL STATEMENT DETAILS

Inventories

	As of
U.S. dollars in millions	March 29, 2025	December 28, 2024
Raw materials	$30	$35
Work in process	—	1
Finished goods	334	379
Total inventories	$364	$415

Inventory write-downs and write-offs totaled $1 million for the three months ended March 29, 2025 and were not material for the three months ended March 30, 2024.

Property and equipment

	As of
U.S. dollars in millions	March 29, 2025	December 28, 2024
Computers, electronic equipment and software	$208	$197
Vehicles	14	14
Office furniture and equipment	11	10
Buildings	317	321
Leasehold improvements	45	44
Total property and equipment, gross	$595	$586
Less: accumulated depreciation	(145)	(128)
Total property and equipment, net	$450	$458

Depreciation expenses totaled $18 million and $14 million for the three months ended March 29, 2025 and March 30, 2024, respectively. During the three months ended March 29, 2025 and March 30, 2024, the Company derecognized the cost and accumulated depreciation of fully depreciated assets in the amount of $1 million and $6 million, respectively.

NOTE 4 - EQUITY

A.	Share-based compensation plans

Mobileye Plan

In connection with the Mobileye IPO in October 2022, the Company approved the Mobileye Global Inc. 2022 Equity Incentive Plan ("the 2022 Plan"). Equity awards under the 2022 Plan are granted for Class A shares and vest upon the satisfaction of a service-based vesting condition, mostly over service periods of three years.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Restricted Stock Units

The RSUs activity for the three months ended March 29, 2025 for RSUs granted to Company’s employees under the 2022 Plan was as follows:

		Weighted average grant
	Number of RSUs	date fair value
	In thousands	U.S. dollars
Outstanding as of December 28, 2024	21,453	$27.0
Granted	483	15.7
Vested	(270)	29.2
Forfeited	(478)	28.5
Outstanding as of March 29, 2025	21,188	$26.7

As of March 29, 2025, the unrecognized compensation cost related to all unvested RSUs granted under the 2022 Plan, was $339 million, which is expected to be recognized as expense over a weighted-average period of 1.85 years.

Intel Plan

Prior to the Mobileye IPO, since 2017, employees of the Company had been incentivized and rewarded through the grant of Intel equity awards under Intel’s equity incentive plan which contains only a service condition. The equity awards granted generally vest over the course of three years from the grant date. The activity of the Company's employees for Intel's options and RSUs was immaterial for the current period.

Share-based compensation expense summary (for both Mobileye and Intel Plans)

Expenses recognized

Share-based compensation expenses included in the condensed consolidated statements of operations and comprehensive income (loss) were as follows:

	Three months ended
U.S. dollars in millions	March 29, 2025	March 30, 2024
Research and development, net	$57	$53
Sales and marketing	1	2
General and administrative	7	7
Total share-based compensation	$65	$62

NOTE 5 - EARNINGS (LOSS) PER SHARE

The following table summarizes the calculation of basic earnings (loss) per share for the periods presented:

	Three months ended
	March 29,	March 30,
In millions, except per share amounts	2025	2024
Numerator:
Net income (loss)	$(102)	$(218)
Denominator:
Weighted average common shares - basic and diluted	812	806
Earnings (loss) per share:
Basic and diluted	$(0.13)	$(0.27)

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the three months ended March 29, 2025 and March 30, 2024, the computation of diluted earnings (loss) per share attributable to common stockholders does not include 21.4 million and 15.1 million potential common shares, respectively, related to restricted stock units granted under the 2022 Plan to the Company's employees, as the effect of their inclusion would have been anti-dilutive.

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

Provision for income tax in the three months ended March 29, 2025, was $(3) million compared to a benefit for income tax of $3 million for the three months ended March 30, 2024. This $6 million increase was primarily due to a decrease in loss before income taxes in the three months ended March 29, 2025 compared to the prior year period.

NOTE 7 - RELATED PARTIES TRANSACTIONS

The Company has entered into a series of related party arrangements with Intel. For further description of the arrangements refer to Note 9 of the notes to the consolidated financial statements for the year ended December 28, 2024.

Stock Compensation Recharge Agreement

The Company entered into a stock compensation recharge agreement with Intel, which requires the Company to reimburse Intel for certain amounts, net of any related withholding tax, relating to the value of share-based compensation provided to the Company's employees for RSUs or stock options exercisable in Intel stock. The reimbursement amounts recorded as an adjustment to additional paid-in capital in the condensed consolidated statement of changes in equity were $1 million and $5 million for the three months ended March 29, 2025 and March 30, 2024, respectively.

Lease agreements

Under lease agreements with Intel, the Company leases office space in Intel’s buildings. The costs are included in the condensed consolidated statements of operations and comprehensive income (loss) primarily on a specific and direct attribution basis. The leasing costs for the three months ended March 29, 2025 and March 30, 2024, were $0.7 million and $0.6 million, respectively.

Other services to a related party

The Company reimbursed its Chief Executive Officer for reasonable travel related expenses incurred while conducting business on behalf of the Company as well as paid for certain security related costs. For the three months ended March 29, 2025 and March 30, 2024, travel related reimbursements and security related costs were $1.1 million and $0.7 million, respectively.

Administrative Services Agreement

Under the Administrative Services Agreement, Intel provides the Company with administrative and other services. The Company pays fees to Intel for the services rendered based on pricing per service agreed between the Company and Intel.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The costs incurred under this agreement for the three months ended March 29, 2025 and March 30, 2024 were $0.9 million and $1.5 million, respectively.

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

The amount incurred under this agreement for the three months ended March 29, 2025 and March 30, 2024 were $0.5 million and $1.0 million, respectively.

Tax Sharing Agreement

The Tax Sharing Agreement establishes the respective rights, responsibilities and obligations of the Company and Intel after the completion of the Mobileye IPO with respect to tax matters, including the amount of cash the Company will pay to Intel for its share of the tax liability owed on the consolidated filings in which the Company or any of the Company’s subsidiaries are included, including audit or other tax proceedings. On August 14, 2024, Mobileye and Intel entered into an Amended and Restated Tax Sharing Agreement, which incorporated certain clarifying amendments into the original Tax Sharing Agreement. As of March 29, 2025 and December 28, 2024, the related party payable to Intel, pursuant to the Tax Sharing Agreement, were $0 million and $3 million, respectively.

NOTE 8 - IDENTIFIED INTANGIBLE ASSETS

	As of
	March 29, 2025			December 28, 2024
		Accumulated			Accumulated
U.S. dollars in millions	Gross Assets	Amortization	Net	Gross Assets	Amortization	Net
Developed technology	$3,705	$2,478	$1,227	$3,705	$2,384	$1,321
Customer relationships & brands	786	515	271	786	498	288
Total	$4,491	$2,993	$1,498	$4,491	$2,882	$1,609

The following table presents the amortization expenses recorded for these identified intangible assets and their weighted average useful lives:

	Three months ended
			Weighted
	March 29,	March 30,	Average
U.S. dollars in millions	2025	2024	Useful Life
Developed technology	$94	$94	10
Customer relationships & brands	17	17	12
Total amortization expenses	$111	$111

The Company expects future amortization expenses for the next five years and thereafter to be as follows:

	Remainder
U.S. dollars in millions	of 2025	2026	2027	2028	2029	Thereafter	Total
Future amortization expenses	$332	$332	$179	$176	$131	$348	$1,498

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The CODM uses segment performance to allocate resources to segments in the annual budget and forecasting process and also uses that measure to assess the segment performance.

Segment performance is the operating income (loss) reported excluding the amortization of acquisition-related intangible assets, share based compensation expense and impairment of goodwill. Starting in 2025, the measure of segment performance used by the CODM changed and as a result, the Company's segment performance measure was updated to also exclude share-based compensation expenses (that were previously included in segment performance). The change aligns with segment information that is now regularly provided to the CODM and reflects how the CODM assesses segment performance and makes strategic decisions about the business. Prior period amounts have been recast as a result of the change in segment measure.

The measure of assets has not been disclosed for each segment as it is not regularly provided to the CODM.

The accounting policies of the individual segments are the same as those described in the summary of significant accounting policies in Note 2 to the audited consolidated financial statements for the fiscal year ended December 28, 2024.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following are segment results for each period as follows:

	Three months ended March 29, 2025
U.S. dollars in millions	Mobileye	Other	Total
Revenues	$428	$10	$438
Cost of revenues	134	2	—
Research and development, net	212	7	—
Sales and marketing	10	3	—
General and administrative	10	1	—
Segment performance	$62	$(3)	$59
Amortization of intangible assets	—	—	(111)
Share-based compensation	—	—	(65)
Financial income (expense), net	—	—	18
Income (loss) before taxes on income	—	—	$(99)

Depreciation of property and equipment	$18	$—	$18

	Three months ended March 30, 2024
U.S. dollars in millions	Mobileye	Other	Total
Revenues	$231	$8	$239
Cost of revenues	90	1	—
Research and development, net	183	7	—
Sales and marketing	13	2	—
General and administrative	7	1	—
Segment performance	$(62)	$(3)	$(65)
Amortization of intangible assets	—	—	(111)
Share-based compensation	—	—	(62)
Financial income (expense), net	—	—	17
Income (loss) before taxes on income	—	—	$(221)

Depreciation of property and equipment	$14	$—	$14

Total revenues based on the country that the product was shipped to were as follows:

	Three months ended
	March 29,	March 30,
U.S. dollars in millions	2025	2024
USA	$111	$18
China	100	86
Germany	74	39
United Kingdom	36	13
South Korea	33	47
Poland	28	4
Hungary	17	12
Slovakia	14	5
Czech Republic	7	5
Rest of World	18	10
Total	$438	$239

We generate the majority of our revenue from the sale of our EyeQTM SoCs to OEMs primarily through sales to Tier 1 automotive suppliers. EyeQTM SoC sales represented approximately 94% and 72% of our revenue for each of the three months ended March 29, 2025 and March 30, 2024, respectively.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Major Customers

Revenue from major customers that amount to 10% or more of total revenue:

	Three months ended
	March 29,	March 30,
	2025	2024
Percent of total revenues:
Customer A	37%	*
Customer B	17%	20%
Customer D	15%	14%
Customer C	14%	*
Customer E	*	19%
Customer F	*	19%
*Less than 10%

Accounts receivable balances of major customers that amount to 10% or more of total accounts receivable balance:

	As of
	March 29,	December 28,
	2025	2024
Percent of total accounts receivables balance:
Customer A	44%	35%
Customer C	20%	13%
Customer D	14%	*
Customer B	*	23%
Customer F	*	*
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

The following tables summarize the Company’s marketable debt securities:

U.S. dollars in millions	March 29, 2025
					Reported as
					Cash and cash	Other current
	Amortized cost	Unrealized gain	Unrealized loss	Fair value	equivalents	assets
U.S. government bonds	$44	$—	$—	$44	$—	$44
Money market funds	996	—	—	996	996	—
Total	$1,040	$—	$—	$1,040	$996	$44

U.S. dollars in millions	December 28, 2024
					Reported as
					Cash and cash	Other current
	Amortized cost	Unrealized gain	Unrealized loss	Fair value	equivalents	assets
U.S. government bonds	$33	$—	$—	$33	$—	$33
Money market funds	951	—	—	951	951	—
Total	$984	$—	$—	$984	$951	$33

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Equity Investments

Non-marketable equity securities

In 2024, the Company entered into a series of investment agreements with a privately held company, pursuant to which the Company agreed to purchase up to $25 million of Preferred Stock. In October 2024, the Company purchased $10 million of Preferred Stock in the privately held company. The Company no longer has an obligation to purchase additional Preferred Stock pursuant to the terms of the applicable Preferred Stock investment agreements. However, the Company has begun negotiation of amendments to the relevant Preferred Stock investment agreements that would provide the Company the right to purchase up to $15 million of additional Preferred Stock at subsequent closings at the Company's discretion. Final commercial terms for this amendment remain subject to further negotiation.

The investment does not provide the Company the ability to control or have significant influence over the operations of the privately held company. We have accounted for the investment using the measurement alternative because the securities are not publicly traded and do not have a readily determinable fair value. Under the measurement alternative, the equity investment is initially recorded at its cost, but the carrying value may be adjusted through earnings upon an impairment or when there is an observable price change involving the same or a similar investment with the same issuer. As of March 29, 2025 and December 28, 2024, we recorded $10 million for our investment as other long-term assets. There was no impairment or other change to the value of the investment as of March 29, 2025 and December 28, 2024.

NOTE 11 - CONTINGENCIES

U.S. Class Action

On January 16, 2024, a putative class action captioned McAuliffe v. Mobileye Global Inc., et al., 1:24-CV-00310 (S.D.N.Y.), was filed in the United States District Court for the Southern District of New York against Mobileye and certain of its current and former officers. Following the consolidation of the action with a substantively identical case, Le v. Mobileye Global Inc., et al., 1:24-CV-01390 (S.D.N.Y.), and the appointment of a lead plaintiff, an amended complaint was filed on September 13, 2024. In response to the defendants’ motion to dismiss, filed on October 25, 2024, lead plaintiff filed a second amended complaint on November 22, 2024. The second amended complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with defendants’ alleged misstatements and omissions concerning the build-up of excess inventory by certain Tier 1 Mobileye customers, and seeks unspecified damages and other relief on behalf of all persons and entities who purchased or otherwise acquired Mobileye securities between January 26, 2023 and August 8, 2024. The second amended complaint also includes claims asserted by an additional plaintiff under Sections 11 and 15 of the Securities Act of 1933 on behalf of putative purchasers of Mobileye Class A common stock offered in Mobileye’s June 5, 2023 secondary public offering. Mobileye and the individual defendants filed a motion to dismiss the second amended complaint on December 20, 2024. On January 24, 2025, the lead plaintiff filed a brief in opposition to Mobileye's and the other named defendants' motion to dismiss. On February 21, 2025, Mobileye and the other named defendants jointly filed a brief in reply to the lead plaintiff's opposition brief. On April 16, 2025 the Court granted the defendants’ motion and dismissed the second amended complaint in full without leave to amend, closing the case. The lead plaintiff has thirty days from the date of the Court's order to file a notice of appeal with the U.S. Court of Appeals for the Second Circuit. We intend to defend the matter vigorously. No provision was recorded in the condensed consolidated financial statements as of March 29, 2025.

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

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On June 27, 2024, an additional derivative lawsuit was filed in the United States District Court for the Southern District of New York against certain members of the Mobileye Board of Directors, certain of Mobileye’s current and former officers, and Intel Corporation, in its capacity as Mobileye’s controlling shareholder. Mobileye was also named as a nominal defendant. On July 9, 2024, this derivative action was consolidated with the derivative action originally filed on April 12, 2024 and the consolidated derivative action was stayed by the court pending resolution of the anticipated motion to dismiss in the consolidated securities action. Following dismissal of the consolidated securities action, the Court ordered the parties to jointly propose a schedule for further proceedings by April 24, 2025. We intend to defend the derivative claims vigorously. No provision for the consolidated derivative action was recorded in the condensed consolidated financial statements as of March 29, 2025.

U.S. Patent Litigation

On January 26, 2024, Facet Technology Corp. (“Facet”) sued Mobileye in the U.S. District Court for the Eastern District of Texas for allegedly infringing two patents. Captioned Facet Technology Corp. v. Mobileye Global, Inc., the complaint alleges that certain Mobileye products directly and indirectly infringe both patents. The complaint seeks unspecified damages, a permanent injunction, and attorneys’ fees and costs. On November 4, 2024, Mobileye filed a motion to dismiss asserting improper venue, which the court dismissed without prejudice to refile in view of an amended complaint filed by Facet, adding Mobileye Vision Technologies Ltd. and Mobileye Inc., each wholly-owned indirect subsidiaries of Mobileye Global Inc., as additional defendants. On November 7, 2024, Mobileye Vision Technologies Ltd. and Mobileye Inc sued Facet Technology Corp. in the U.S. District Court of Minnesota seeking a declaratory judgement that the Mobileye plaintiffs do not infringe either patent. On March 5, 2025, the Patent Trial and Appeal Board of the US Patent and Trademark Office instituted two Inter Parte Review (IPR) proceedings filed by Mobileye Vision Technologies Ltd. against the patents asserted by Facet. On March 15, 2025, the parties agreed and the relevant courts entered orders staying all litigation pending the outcome of both IPRs. On March 19, 2025, Facet filed requests for reconsideration of both institution decisions. On April 22, 2025, the Patent Trial and Appeal Board denied Facet's request for reconsideration in respect of one of the institution decisions.  The other request for reconsideration remains pending. We intend to defend the matter vigorously. No provision was recorded in the condensed consolidated financial statements as of March 29, 2025.

NOTE 12 - SUBSEQUENT EVENTS

In April 2025, the Company's compensation committee approved the issuance of restricted stock units to be issued under our 2022 Plan. The total aggregate fair value of RSUs granted was $21.4 million, which consisted of 1,621 thousand RSUs, which will vest over a service period of three years.

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

As of March 29, 2025, our solutions had been installed in approximately 1,200 vehicle models (including local country, year, and other vehicle model variations), and our System-on-Chips (“SoCs”) had been deployed in over 210 million vehicles. We are actively working with more than 50 Original Equipment Manufacturers (“OEMs”) worldwide on the implementation of our ADAS solutions. In the three months ended March 29, 2025, we shipped approximately 8.5 million of our systems, the substantial majority of which were EyeQTM SoCs. This represents an increase from the approximately 3.6 million of our systems that we shipped in the first three months of 2024, primarily due to the normalization of excess inventory at our Tier 1 customers that was previously used to satisfy demand during 2024.

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

Operations in Israel.

On October 7, 2023, Hamas launched a series of attacks on civilian and military targets in Southern Israel and Central Israel, to which the Israel Defense Forces have responded. In addition, both Hezbollah and the Houthi movement have attacked military and civilian targets in Israel, to which Israel has responded, including through increased air and ground operations in Lebanon. In addition, the Houthi movement has attacked international shipping lanes in the Red Sea, to which both Israel and the United States have responded. Further, on April 13, 2024 and October 1, 2024, Iran launched a series of drone and missile strikes against Israel, to which Israel has responded. How long and how severe the current conflict in Gaza, Northern Israel, Lebanon or the broader region becomes is unknown at this time and any continued clash among Israel, Hamas, Hezbollah, Iran or other countries or militant groups in the region may escalate in the future into a greater regional conflict. To date, our operations have not been materially affected, although as of April 15, 2025 approximately 3.8% of our employees have been called to reserve duty in the Israel Defense Forces. We expect that the current conflict in the Gaza Strip, Lebanon and the broader region as well as the security escalation in Israel will not have a material impact on our business results in the short term. However, since this is an event beyond our control, its continuation or cessation may affect our expectations. We continue to monitor political and military developments closely and examine the consequences for our operations and assets.

Our Business Model

We currently derive substantially all of our revenue from our commercially deployed ADAS solutions, including our Premium ADAS solutions. In the future, propelled by our next generation of EyeQTM SoCs, including our EyeQTM6 SoC, our Compound AI system architecture, including True Redundancy™, our surround computer vision Mobileye SuperVision™ solution, and our software-defined imaging radars, we believe that we will be positioned to deliver an autonomous driving solution that can enable the mass adoption of AV.

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

Key Factors Affecting Our Performance

We believe there are several important factors that have affected and that we expect to continue to affect our results of operations:

Global demand for automotive vehicles. Our business performance is related to global automotive sales and automotive vehicle production by our OEM customers. Economic conditions in North America, Europe and Asia can have a large impact on the production volume of new vehicles, and, accordingly, have an impact on our revenue. Our OEM customers’ production can vary from period to period due to global demand, market conditions and competitive conditions, geopolitical issues including trade restrictions and tariffs, as well as other factors. For example, towards the end of the first half of 2024, global automotive production forecasts weakened, which disproportionately impacted our core customers, primarily due to their continued market share losses in China. We cannot be certain of the severity and length of the continued volatility in the global automotive market, including macro factors impacting our sales to OEMs in China, and the extent of the adverse effect that such volatility could have on our results of operations, financial condition and business in the long term. While automotive production has now recovered to approximately 2019 levels, current uncertain economic conditions and inflation may contribute to a reduction in consumer demand. In addition to economic conditions, in prior periods, including during the supply chain crisis and semi-conductor shortage of 2021 and 2022, certain Tier 1 customers increased their orders for components and parts, including our solutions, to counteract the impact of supply chain shortages for auto parts. As a result, some demand for our solutions and the corresponding revenue from these customers were shifted to earlier time periods than otherwise would have occurred absent a general supply chain shortage and inflationary environment. As a result of our standard planning process for 2024, including discussions with our Tier 1 customers, we became aware in late 2023 of significant excess inventory at our customers. This as well as lower than expected production at certain OEMs during 2023 led to the decision by our Tier 1 customers to prioritize in the first quarter of 2024 the utilization of excess inventory on hand before using new shipments to meet the demand of OEMs. We estimate our customers used the vast majority of this excess customer inventory in 2024, in accordance with our expectations, but there is no guarantee that orders will remain normalized or that customers won't build up excess inventory in the future. ADAS volumes have grown faster in recent years than the overall automotive market as ADAS penetration rates have increased, and we believe that we will continue to benefit from that trend. Our revenue of $438 million in the three months ended March 29, 2025 was up 83% year-over-year, primarily due to the unusually low volume caused by the usage of meaningful excess inventory at our Tier 1 customers to satisfy demand in the first quarter of  2024. Continued or future constraints on global automotive production resulting from the effects of economic uncertainty, both global and in specific markets in which we operate, may be a limiting factor on our ability to increase revenue. We expect to continue to capitalize on our strong and collaborative relationships with OEMs and Tier 1s to expand our presence in key markets and capture the long-term growth opportunities in those markets.

Trade policies, sanctions and import and export controls. Trade policies and international disputes at times result in increased tariffs, trade barriers and other restrictions, which can increase our manufacturing costs, make our solutions less competitive, reduce demand for our solutions, limit our ability to sell to certain customers, limit our ability to procure raw components or raw materials or impede or slow the movement of our goods across borders. In addition, tariffs could lead to higher prices for finished automobiles, which would reduce demand for automobiles and thus the market for our products. On March 26, 2025, the United States imposed an additional 25% tariff on all imports of passenger vehicles, light vehicles, and certain automotive parts, such as engines, transmissions, powertrain parts and electrical components. The tariff on finished vehicles went into effect on April 3, 2025 and the tariffs on automobile parts will enter into effect by May 3, 2025. Further, on April 2, 2025, the United States announced a 10% tariff on all countries effective on April 5, 2025 as well as individualized higher tariff rates on countries with which the United States has proportionately large trade deficits in goods. The United States has paused these "reciprocal tariffs" on certain countries as individual bilateral trade deals are negotiated, while increasing reciprocal tariff rates and other restrictions on countries that have responded with increased tariffs of their own, including the People's Republic of China. As of the date of this report, there remains a high degree of uncertainty surrounding U.S. trade policy, how it will be implemented, how other countries will react, and how it will ultimately impact our industry and business. For example, our customers may shift orders for components and parts, including our solutions, prior to the automotive tariffs going into effect on May 3, 2025, thereby shifting demand for our solutions and corresponding revenue to earlier periods. While we continually evaluate changes in U.S, trade policy and global reactions thereto, as well as our ability to mitigate their impact, these recent changes may negatively impact our customers and our business. For additional information, see "Item IA - Risk Factors - We are subject to risk related to trade policies, sanctions, and import and export controls" in our 2024 Form 10-K.

Design wins with new and existing customers. Global OEMs are continuously looking for innovative ways to improve the customer appeal and safety of their vehicles. Additional program design wins for production programs are important to our future revenue growth. However, the revenue generated by each design win and the time necessary to achieve a design win can vary significantly. To achieve program design wins, we must maintain our technological leadership and continue to deliver differentiated solutions versus our competition, including in-house technologies developed by our customers, through investment in research and development. Together with Tier 1 automotive suppliers, we work closely with OEMs to understand their solution requirements and have built close long-term relationships with them extending across multiple generations of EyeQTM products, though there is no guarantee that our customers will purchase our solutions in any certain quantity or at any certain price even after we achieve design wins. For example, in the third quarter of 2024 Zeekr announced their decision to utilize their in-house system instead of SuperVisionTM for at least a major portion of product for their 001 model going forward.

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

Average selling price ("ASP") varies based on a solution’s applications and complexity. As a particular solution matures and unit volumes increase, we expect its ASP to decline. In addition, there are generally step-downs in pricing over periods of production as volumes ramp up. While individual solution ASPs may decline, we seek to continually offer new features and functionality and increase the value that our solutions offer to OEM customers as we target new design win opportunities, manage the life cycles of existing solutions and create new ADAS categories with advanced features. We also are currently delivering full system solutions consisting of higher-function products such as SuperVisionTM which carry significantly higher prices as compared to our single EyeQTM SoC and cloud-enhanced ADAS products. We believe our differentiated and scalable solutions consistently enhanced by additional features can enable us to maintain or increase overall ASPs over time, as SuperVisionTM and other advanced solutions become a larger portion of our product mix.

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

Equity compensation expenses. In connection with the Mobileye IPO, we established an equity incentive plan for purposes of granting share-based compensation awards to certain members of our senior management, to our non-employee directors and to employees, to incentivize their performance and align their interests with ours. Historically, grants of share-based compensation to our employees were made pursuant to Intel’s employee equity incentive plans, and such historical grants will continue based on their original vesting schedules. Equity compensation has been, and will continue to be, an important part of our future compensation strategy and a significant component of our future expenses, which we expect to increase over time.

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

Components of Results of Operations

Revenue

We currently derive substantially all of our revenue from our commercially deployed ADAS solutions including our Premium ADAS solutions. We generate the majority of our revenue from the sale of our EyeQTM SoCs to OEMs primarily through sales to Tier 1 automotive suppliers that implement our product into vehicles, in which case our direct customer is the Tier 1 automotive supplier that is responsible for paying us for our products. Because of the complex nature of our products and the need to customize and validate a product and to integrate it into the OEM’s overall ADAS system, we also have strong direct relationships with the OEMs.

EyeQTM SoC sales represented approximately 94% and 72% of our revenue for the three months ended March 29, 2025 and March 30, 2024, respectively. Revenue from the sale of our EyeQTM products is recognized at the time of product shipment from our facilities, as determined by the agreed-upon shipping terms. Our sales to any single Tier 1 automotive supplier typically cover more than one OEM and more than one production program from any OEM.

Cost of Revenue

Cost of revenue consists primarily of expenses associated with the manufacturing cost of our EyeQTM SoCs and our SuperVision™ product, and amortization of acquired intangible assets, identified as developed technology. Additional costs are royalty fees for the intellectual property that is included in the EyeQTM SoC, personnel-related expenses, logistics and insurance costs and allocated overhead costs. As we develop and sell full systems that include hardware beyond EyeQTM SoCs, we expect that our gross margin will decrease over time because of the greater hardware content included in our solutions. However, as a result of a higher expected selling price for such systems, we expect our gross profit per unit will increase on a dollar basis in future periods.

Research and Development Expenses, net

Research and development expenses primarily consist of expenses associated with personnel related expenses, facilities, equipment and supplies for research and development activities, materials, parts and other prototype development, cloud computing services, consulting, and other professional services, quality assurance within the development programs, and allocated overhead costs.

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

We intend to continue our significant investment in research and development activities to attain our strategic objectives. Accordingly, we expect research and development expenses to increase in absolute dollars, but to gradually decrease as a percentage of total revenue. The expected increase is mainly due to additional research and development headcount and higher direct expenses that we expect to incur in connection with the development of our new EyeQTM SoC generations, Premium Driver-Assist offerings and the investment in software and hardware infrastructure for our AV solutions and active sensor suite.

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

We expect our general and administrative expenses to moderately increase in absolute dollars but to decrease as a percentage of total revenue as our business grows. The expected increase is mainly associated with the costs related to being a public company, as well as increased premiums for directors’ and officers’ insurance and the increased use of share-based compensation for general and administrative personnel.

Financial Income (Expense), net

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

Benefit (provision) for income taxes

Benefit (provision) for income taxes consists primarily of income taxes related to the United States, Israel and other foreign jurisdictions in which we conduct business. We also have incurred deferred tax liabilities with respect to tax amortization of certain acquired intangible assets. We are eligible for certain tax benefits in Israel under the Investment Law, at a reduced tax rate, subject to specified terms. In addition, the OECD announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules defining the global minimum tax in 2021, which calls for the taxation of large multinational corporations at a minimum rate of 15%. Subsequently, multiple sets of administrative guidance have been issued. Many non-US tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 (including the European Union Member States), with the adoption of additional components in later years, or announced their plans to enact legislation in future years. We are continuing to evaluate the impacts of enacted legislation and pending legislation to enact Pillar Two Model Rules in the non-US tax jurisdictions in which we operate. The Company is a constituent entity of its Parent for Pillar Two purposes.

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

In 2021, Mobileye’s Israeli operations became taxable in the United States as a branch entity. In 2022, Moovit's Israeli operations became taxable in the United States as a branch entity. As a result, these operations are taxed both in the United States and Israel. For U.S. tax purposes, there are favorable future tax deductions that we have not benefited due to a valuation allowance position. If warranted, based on the assessment of verifiable evidence in support of the realization of deferred tax assets, the valuation allowances may be released, resulting in a tax benefit.

Realization of deferred tax assets is based on our judgment and various factors including reversal of deferred tax liabilities, the ability to generate future taxable income in jurisdictions where such assets have arisen, and potential tax planning strategies. The valuation allowance for the periods presented in our condensed consolidated financial statements primarily relates to U.S. branch deferred tax assets not currently expected to be realized given that we have sustained recent losses based on the separate return method.

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

Results of Operations

The following table sets forth our results of operations in dollars and as a percentage of revenue for the periods indicated:

	Three months Ended
	March 29, 2025		March 30, 2024
		% of		% of
U.S. dollars in millions	Amount	Revenue	Amount	Revenue
Revenue	$438	100%	$239	100%
Cost of revenue	231	53%	185	77%
Gross profit	207	47%	54	23%
Operating expenses:
Research and development, net	275	63%	243	102%
Sales and marketing	31	7%	34	14%
General and administrative	18	4%	15	6%
Total operating expenses	324	74%	292	122%
Operating income (loss)	$(117)	(27)%	$(238)	(100)%
Financial income (expense), net	18	4%	17	7%
Income (loss) before income taxes	(99)	(23)%	(221)	(92)%
Benefit (provision) for income taxes	(3)	(1)%	3	1%
Net income (loss)	$(102)	(23)%	$(218)	(91)%
(1)	Includes amortization of acquired intangible assets, as follows:

	Three months Ended
U.S. dollars in millions	March 29, 2025	March 30, 2024
Cost of revenue	$94	$94
Sales and marketing	17	17
Total amortization of acquired intangible assets	$111	$111

(2)	Includes share-based compensation expense, as follows:

	Three months Ended
U.S. dollars in millions	March 29, 2025	March 30, 2024
Research and development, net	$57	$53
Sales and marketing	1	2
General and administrative	7	7
Total share-based compensation	$65	$62

Comparison of the Three Months ended March 29, 2025 and March 30, 2024

Revenue

In the three months ended March 29, 2025, revenue increased by $199 million, or 83%, compared to the three months ended March 30, 2024, due to an increase of $239 million, or 139%, in EyeQTM SoC revenue, primarily attributable to a 139% increase in volume resulting from the unusually low volume caused by the usage of meaningful excess inventory at our Tier 1 customers to satisfy demand in the first quarter of 2024. This was partially offset by a decrease of $43 million in SuperVisionTM related revenue. Average System Price, calculated as the sum of revenue related to EyeQTM and SuperVisionTM systems divided by the number of systems delivered, decreased by approximately 20%, primarily due to the lower percentage of SuperVisionTM related revenue as compared to the first quarter of 2024.

Cost of Revenue

In the three months ended March 29, 2025, our cost of revenue increased by $46 million, or 25%, compared to the three months ended March 30, 2024, primarily due to an increase of $47 million in manufacturing costs, mainly resulting from the increase in sales of EyeQTM systems, partially offset by the decrease in sales of SuperVisionTM systems.

Gross Profit and margin

In the three months ended March 29, 2025, our gross profit increased by $153 million, or 283%, compared to the three months ended March 30, 2024. This increase was mainly driven by the increase in sales of EyeQTM systems, attributable to the usage of meaningful inventory at our Tier 1 customers to satisfy demand which took place in the first quarter of 2024. This was slightly offset by the decrease in sales of SuperVisionTM systems.

Our gross margin increased from 23% for the three months ended March 30, 2024, to 47% for the three months ended March 29, 2025. This increase was primarily due to the lower impact of amortization of intangible assets as a percentage of revenue as well as the decrease in the percentage of revenue attributable to SuperVisionTM.

Research and Development Expenses, net

Research and development expenses, net, in the three months ended March 29, 2025, increased by $32 million, or 13%, compared to the three months ended March 30, 2024. This increase was primarily due to an increase in payroll and related expenses caused by average research and development headcount increase of 140 employees including higher stock based compensation and lower military duty reserve refunds from the state of Israel, lower NRE reimbursements caused by projects timing and higher depreciation expenses.

Sales and Marketing Expenses

Sales and marketing expenses in the three months ended March 29, 2025, decreased by $3 million, or 9%, compared to the three months ended March 30, 2024. This decrease is mainly associated with a decrease in payroll and related expenses due to the wind down of the after market division that took place in 2024.

General and Administrative Expenses

General and administrative expenses in the three months ended March 29, 2025, increased by $3 million, or 20%, compared to the three months ended March 30, 2024. This increase was primarily due to an increase in legal and corporate expenses.

Financial Income (expense), net

Financial income, net, in the three months ended March 29, 2025, was $18 million compared to $17 million in the three months ended March 30, 2024. This increase was mainly due to an increase in interest earned on short term bank deposits, as well as an increase derived from the impact of fluctuations in foreign exchange rates, offset by a decrease in interest earned on investment in money market funds.

Benefit (Provision) for Income Tax

Provision for income tax in the three months ended March 29, 2025, was $(3) million compared to a benefit for income tax of $3 million in the three months ended March 30, 2024, mainly due to a decrease in loss before income taxes in the three months ended March 29, 2025 compared to prior year period.

Liquidity and Capital Resources

We believe we have sufficient sources of funding to meet our business requirements and plans for the next 12 months and in the longer term. Cash generated by operations is our primary source of liquidity for funding our strategic business requirements.

Our primary uses of funds have been for funding increases in headcount in our research and development departments, investments attributable to new product development, as well as for funding our capital expenditures. Our capital expenditures have related mainly to data storage and other computer related equipment, expenditure related to research and development projects and to the construction of new sites and were $14 million and $22 million for the three months ended March 29, 2025 and March 30, 2024, respectively.

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

Cash Flows

The following table sets forth certain consolidated statements of cash flow data:

	Three months Ended
U.S. dollars in millions	March 29, 2025	March 30, 2024
Net cash provided by operating activities	$109	$40
Net cash used in investing activities	(25)	(22)
Net cash provided by (used in) financing activities	3	(4)
Effect of foreign exchange rate changes on cash and cash equivalents	2	(2)
Increase in cash, cash equivalents and restricted cash	$89	$12

Operating activities

For the three months ended March 29, 2025 compared to the three months ended March 30, 2024, the $69 million increase in cash provided by operating activities was mainly due to a decrease in net loss, a decrease in inventory and in other current assets compared to prior year period, largely offset by an increase in trade accounts receivable due to the increase in revenue.

Investing activities

Net cash used in investing activities in the three months ended March 29, 2025 and the three months ended March 30, 2024 was $25 million and $22 million, respectively, consisting of capital expenditures and debt investments.

Financing activities

Net cash provided by (used in) financing activities in the three months ended March 29, 2025 and the three months ended March 30, 2024 was $3 million and ($4) million, respectively, consisting of share-based compensation recharge with Intel.

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

Severance pay liability increased from $62 million as of December 28, 2024, to $63 million as of March 29, 2025.

Lease liabilities

We have lease agreements for vehicles and offices. We lease office space in various locations in Israel and around the world including USA, Germany and China. All leases are operating leases with fixed payment terms where some of the leases include annual increases to lease payments based on an index or a rate. Lease liabilities, representing the present value of future lease payments, have increased from $50 million as of December 28, 2024 to $53 million as of  March 29, 2025, reflecting mainly new lease contracts, partially offset by the progress in lease payments for existing arrangements.

Indebtedness

We have several bank guarantees aggregating approximately $14 million as of  March 29, 2025 (denominated in New Israeli Shekels) mainly in connection with lease agreements and import of vehicles.

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

Set forth below is the reconciliation of gross profit to Adjusted Gross Profit and the calculations of Gross Margin and Adjusted Gross Margin:

	Three months Ended
	March 29, 2025		March 30, 2024
U.S. dollars in millions	Amount	% of Revenue	Amount	% of Revenue
Gross profit and margin	$207	47%	$54	23%
Add: Amortization of acquired intangible assets	94	21%	94	39%
Add: Share-based compensation expense	—	—%	—	—%
Adjusted gross profit and margin	$301	69%	$148	62%

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

Our Adjusted Gross Margin increased from 62% for the three months ended March 30, 2024 to 69% for the three months ended March 29, 2025. The increase was primarily due to the increase in percentage of revenue attributable to EyeQ SoC.

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

Set forth below is the reconciliation of operating income (loss) to Adjusted Operating Income (Loss) and the calculations of Operating Margin and Adjusted Operating Margin:

	Three months Ended
	March 29, 2025		March 30, 2024
U.S. dollars in millions	Amount	% of Revenue	Amount	% of Revenue
Operating income (loss) and operating margin	$(117)	(27)%	$(238)	(100)%
Add: Amortization of acquired intangible assets	111	25%	111	46%
Add: Share-based compensation expense	65	15%	62	26%
Adjusted operating income (loss) and margin	$59	13%	$(65)	(27)%

Our Operating Loss decreased by $121 million in the three months ended March 29, 2025 compared to the three months ended March 30, 2024, mainly due the increase in gross profit, partially offset by a an increase in operating expenses.

We had an Adjusted Operating Income of $59 million in the three months ended March 29, 2025 compared to an Adjusted Operating Loss of $(65) in the three months ended March 30, 2024, mainly due to higher Adjusted Gross Profit, partially offset by an increase in operating expenses.

Our Adjusted Operating Margin increased from (27)% for the three months ended March 30, 2024 to 13% for the three months ended March 29, 2025, due to higher Adjusted Gross Margin and lower operating expenses as a percentage of revenue, given the unusually low revenue base in the first quarter of 2024.

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

Set forth below is the reconciliation of net income (loss) to Adjusted Net Income (Loss):

	Three months Ended
	March 29, 2025		March 30, 2024
U.S. dollars in millions	Amount	% of Revenue	Amount	% of Revenue
Net income (loss)	$(102)	(23)%	$(218)	(91)%
Add: Amortization of acquired intangible assets	111	25%	111	46%
Add: Share-based compensation expense	65	15%	62	26%
Less: Income tax effects	(11)	(3)%	(10)	(4)%
Adjusted net income (loss)	$63	14%	$(55)	(23)%

Our net loss decreased by $116 million in the three months ended March 29, 2025, compared the three months ended March 30, 2024, primarily due to  the increase in gross profit, partially offset by a an increase in operating expenses.

We had an Adjusted Net Income of $63 in the three months ended March 29, 2025 compared to an Adjusted Net Loss of $(55) in the three months ended March 30, 2024, primarily due to the increase in Adjusted Gross Profit, partially offset by an increase in operating expenses.

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

Note 2, “Significant Accounting Policies” of the Notes to the condensed consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and in the Notes to the Consolidated Financial Statements in Part II, Item 8 of the 2024 Annual Report on Form 10-K, as filed with the SEC on February 13, 2025 (the "2024 Form 10-K") describe the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. There have been no material changes to the Company’s critical accounting estimates since the 2024 Form 10-K.

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
●any disruption in our operations by the obligations of our personnel to perform military service as a result of current or future military actions involving Israel; and
●other statements described in this report and under the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” in our 2024 Form 10-K.

The risk factors discussed under the section entitled “Risk Factors” included in our 2024 Form 10-K could cause our results to differ materially from those expressed in the forward-looking statements made in this Quarterly Report on Form 10-Q. There also may be other risks that are currently unknown to us or that we are unable to predict at this time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of foreign currency exchange rates and interest rates. There were no material changes to the information on market risk disclosure from our 2024 Form 10-K.

Interest Rate Risk

Our investments in money market funds, U.S. government bonds and short term deposits are subject to market risk due to changes in interest rates, which may affect our interest income and fair market value of our investments. To minimize this risk, we invest in institutional investors money market funds, which consist of high-grade securities. Our short term deposits are redeemable upon demand and held in banks domiciled in the U.S. and Europe, as well as in Israel. As of March 29, 2025 and December 28, 2024, our investment in money market funds was $996 million and $951 million, respectively; our U.S. government bonds were $44 million and $33 million, respectively and our short term deposits were $445 million and $419 million, respectively.

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

During the fourth quarter of 2024 we initiated a foreign currency cash flow hedging program, designed to hedge the Company's foreign exchange rate risk, resulting mainly from ILS payroll expenses. The Company hedges portions of its forecasted payroll payments denominated in ILS using forward contracts that are designated as cash flow hedges, as defined by ASC 815.

If the New Israeli Shekel had strengthened by 10% against the U.S. dollar, it would have decreased our cash flows by approximately $11 million in the three months ended March 29, 2025. If the New Israeli Shekel had strengthened by 10% against the U.S. dollar, it would have decreased our cash flows by approximately $17 million in the three months ended March 30, 2024.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 29, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Legal Actions

U.S. Class Action

Securities Litigation. On January 16, 2024, a putative class action captioned McAuliffe v. Mobileye Global Inc., et al., 1:24-CV-00310 (S.D.N.Y.), was filed in the United States District Court for the Southern District of New York against Mobileye and certain of its current and former officers. Following consolidation of the action with a substantively identical case, Le v. Mobileye Global Inc. et al., 1:24 - CV - 01390 (S.D.N.Y.), and the appointment of a lead plaintiff, an amended complaint was filed on September 13, 2024. In response to the defendants' motion to dismiss, filed on October 25, 2024, lead plaintiff filed a second amended complaint on November 22, 2024. The second amended complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with defendants’ alleged misstatements and omissions concerning the build-up of excess inventory by certain Tier 1 Mobileye customers, and seeks unspecified damages and other relief on behalf of all persons and entities who purchased or otherwise acquired Mobileye securities between January 26, 2023 and August 8, 2024. The second amended complaint also includes claims asserted by an additional plaintiff under Sections 11 and 15 of the Securities Act of 1933 on behalf of a putative class of purchasers of Mobileye Class A common stock offered in Mobileye's June 5, 2023 secondary offering. Mobileye and the individual defendants filed a motion to dismiss the second amended complaint on December 20, 2024. On January 24, 2025, the lead plaintiff filed a brief in opposition to Mobileye's and the other named defendants' motion to dismiss. On February 21, 2025, Mobileye and the other named defendants jointly filed a brief in reply to the lead plaintiff's opposition brief. On April 16, 2025, the Court granted the defendants' motion and dismissed the second amended complaint in full without leave to amend, closing the case. The lead plaintiff has thirty days from the date of the Court's order to file a notice of appeal with the U.S. Court of Appeals for the Second Circuit. We intend to defend the matter vigorously. No provision was recorded in the condensed consolidated financial statements as of March 29, 2025.

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

On June 27, 2024, an additional derivative lawsuit was filed in the United States District Court for the Southern District of New York against certain members of the Mobileye Board of Directors, certain of Mobileye's current and former officers, and Intel Corporation, in its capacity as Mobileye's controlling shareholder. Mobileye was also named as nominal defendant. On July 9th, 2024, this derivative action was consolidated with the derivative action originally filed on April 12, 2024 and the consolidated derivative action was stayed by the court pending resolution of the anticipated motion to dismiss in the consolidated securities action. Following dismissal of the consolidated securities action, the Court ordered the parties to jointly propose a schedule for further proceedings by April 24, 2025. We intend to defend the matter vigorously. No provision was recorded in the condensed consolidated financial statements as of March 29, 2025.

U.S. Patent Litigation

On January 26, 2024, Facet Technology Corp. (“Facet”) sued Mobileye in the U.S. District Court for the Eastern District of Texas for allegedly infringing two patents. Captioned Facet Technology Corp. v. Mobileye Global, Inc., the complaint alleges that certain Mobileye products directly and indirectly infringe both patents. The complaint seeks unspecified damages, a permanent injunction, and attorneys’ fees and costs. On November 4, 2024, Mobileye filed a motion to dismiss asserting improper venue, which the court dismissed without prejudice to refile in view of an amended complaint filed by Facet, adding Mobileye Vision Technologies Ltd. and Mobileye Inc., each wholly-owned indirect subsidiaries of Mobileye Global Inc., as additional defendants. On November 7, 2024, Mobileye Vision Technologies Ltd. and Mobileye Inc., sued Facet Technology Corp. in the U.S. District Court of Minnesota seeking a declaratory judgement that the Mobileye plaintiffs do not infringe either patent. On March 5, 2025, the Patent Trial and Appeal Board of the US Patent and Trademark Office instituted two Inter Parte Review (IPR) proceedings filed by Mobileye Vision Technologies Ltd. against the patents asserted by Facet. On March 15, 2025, the parties agreed and the relevant courts entered orders staying all litigation pending the outcome of the both IPRs. On March 19, 2025, Facet filed requests for reconsideration of both institution decisions. On April 22, 2025, the Patent Trial and Appeal Board denied Facet's request for reconsideration in respect of one of the institution decisions.  The other request for reconsideration remains pending. We intend to defend the matter vigorously. No provision was recorded in the condensed consolidated financial statements as of March 29, 2025.

Item 1A. Risk Factors

There have been no material changes to the risk factors as disclosed in our 2024 Form 10-K. The risks described in the section entitled “Item 1A. Risk Factors” in our 2024 Form 10-K could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our Class A common stock could decline. These risk factors do not identify all risks that we face. Our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. Refer also to the other information set forth elsewhere herein, including the sections entitled “Forward-Looking Statements”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Condensed Financial Statements and related Notes thereto.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sale of Unregistered Securities

There were no sales of unregistered equity securities during the three months ended March 29, 2025.

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
101*

The following financial statements from Mobileye Global Inc.’s Quarterly Report on Form 10-Q for the three months ended March 29, 2025, filed with the Securities and Exchange Commission on April 24, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mobileye Global Inc.
Date: April 24, 2025
	By:	/s/ Professor Amnon Shashua
Professor Amnon Shashua
Chief Executive Officer, President and Director (Principal Executive Officer)

	By:	/s/ Moran Shemesh Rojansky
Moran Shemesh Rojansky
Chief Financial Officer (Principal Financial and Accounting Officer)