Form 10-Q
period 2025-06-28
Mobileye Global Inc.
filed 2025-07-24
CIK 1910139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2025

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

There were 216,005,938 shares of Class A common stock, $0.01 par value, outstanding at July 15, 2025.

MOBILEYE GLOBAL INC.

FORM 10-Q

For the quarterly period ended June 28, 2025

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

We have a 52- or 53-week fiscal year that ends on the last Saturday in December. Fiscal years 2024 and 2023 were a 52-week fiscal years; fiscal year 2025 is also a 52-week fiscal year. Certain amounts, percentages, and other figures presented in this report have been subject to rounding adjustments. Accordingly, figures shown as totals, dollars, or percentage amounts of changes may not represent the arithmetic summation or calculation of the figures that precede them.

Part 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOBILEYE GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 28,	December 28,
U.S. dollars in millions, except share and per share data	2025	2024
Assets
Current assets
Cash and cash equivalents	$1,709	$1,426
Trade accounts receivable, net	217	212
Inventories	325	415
Other current assets	146	121
Total current assets	2,397	2,174
Non-current assets
Property and equipment, net	454	458
Intangible assets, net	1,387	1,609
Goodwill	8,200	8,200
Other long-term assets	140	138
Total non-current assets	10,181	10,405
TOTAL ASSETS	$12,578	$12,579
Liabilities and Equity
Current liabilities
Accounts payable and accrued expenses	$199	$190
Employee related accrued expenses	115	105
Related party payable	4	4
Other current liabilities	29	34
Total current liabilities	347	333
Non-current liabilities
Long-term employee benefits	69	62
Deferred tax liabilities	36	47
Other long-term liabilities	60	50
Total non-current liabilities	165	159
Contingencies (see note 11)
TOTAL LIABILITIES	$512	$492
Equity
Class A common stock: $0.01 par value; 4,000,000,000 shares authorized; shares issued and outstanding: 103,579,323 as of June 28, 2025 and 100,226,477 as of December 28, 2024	1	1
Class B common stock: $0.01 par value; 1,500,000,000 shares authorized; shares issued and outstanding: 711,500,000 as of June 28, 2025 and December 28, 2024	7	7
Additional paid-in capital	15,270	15,137
Accumulated other comprehensive income (loss)	17	2
Retained earnings (accumulated deficit)	(3,229)	(3,060)
TOTAL EQUITY	12,066	12,087
TOTAL LIABILITIES AND EQUITY	$12,578	$12,579

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MOBILEYE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three months ended		Six months ended
	June 28,	June 29,	June 28,	June 29,
U.S. dollars in millions, except share and per share data	2025	2024	2025	2024
Revenue	$506	$439	$944	$678
Cost of revenue	254	230	485	415
Gross profit	252	209	459	263
Research and development, net	282	256	557	499
Sales and marketing	25	28	56	62
General and administrative	19	19	37	34
Total operating expenses	326	303	650	595
Operating income (loss)	(74)	(94)	(191)	(332)
Financial income (expense), net	13	13	31	30
Income (loss) before income taxes	(61)	(81)	(160)	(302)
Benefit (provision) for income taxes	(6)	(5)	(9)	(2)
Net income (loss)	$(67)	$(86)	$(169)	$(304)
Earnings (loss) per share attributed to Class A and Class B stockholders:
Basic and diluted	$(0.08)	$(0.11)	$(0.21)	$(0.38)
Weighted-average number of shares used in computation of earnings (loss) per share attributed to Class A and Class B stockholders (in millions):
Basic and diluted	812	806	812	806
Net income (loss)	(67)	(86)	(169)	(304)
Other comprehensive income (loss), net of tax	18	—	15	—
TOTAL COMPREHENSIVE INCOME (LOSS)	$(49)	$(86)	$(154)	$(304)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MOBILEYE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Common Stock
				Accumulated	Retained
			Additional	Other	Earnings	Total
	Number of		paid-in	Comprehensive	(Accumulated	Shareholders’
U.S. dollars in millions, except share and per share data	shares	Amount	capital	Income (Loss)	Deficit)	Equity
Three Months Ended
Balance as of March 29, 2025	812	$8	$15,204	$(1)	$(3,162)	$12,049
Net income (loss)	—	—	—	—	(67)	(67)
Other comprehensive income (loss), net	—	—	—	18	—	18
Share-based compensation expense	—	—	69	—	—	69
Recharge to Parent for Share-based compensation	—	—	(3)	—	—	(3)
Issuance of common stock under employee share-based compensation plans	3	—	—	—	—	—
Balance as of June 28, 2025	815	$8	$15,270	$17	$(3,229)	$12,066

Balance as of March 30, 2024	806	$8	$14,943	$—	$(188)	$14,763
Net income (loss)	—	—	—	—	(86)	(86)
Share-based compensation expense	—	—	62	—	—	62
Recharge to Parent for Share-based compensation	—	—	(20)	—	—	(20)
Issuance of common stock under employee share-based compensation plans	3	—	—	—	—	—
Balance as of June 29, 2024	809	$8	$14,985	$—	$(274)	$14,719

Six Months Ended
Balance as of December 28, 2024	812	$8	$15,137	$2	$(3,060)	$12,087
Net income (loss)	—	—	—	—	(169)	(169)
Other comprehensive income (loss), net	—	—	—	15	—	15
Tax sharing agreement with Parent	—	—	3	—	—	3
Share-based compensation expense	—	—	134	—	—	134
Recharge to Parent for Share-based compensation	—	—	(4)	—	—	(4)
Issuance of common stock under employee share-based compensation plans	3	—	—	—	—	—
Balance as of June 28, 2025	815	$8	$15,270	$17	$(3,229)	$12,066

Balance as of December 30, 2023	806	$8	$14,886	$—	$30	$14,924
Net income (loss)	—	—	—	—	(304)	(304)
Share-based compensation expense	—	—	124	—	—	124
Recharge to Parent for Share-based compensation	—	—	(25)	—	—	(25)
Issuance of common stock under employee share-based compensation plans	3	—	—	—	—	—
Balance as of June 29, 2024	809	$8	$14,985	$—	$(274)	$14,719

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MOBILEYE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended
	June 28,	June 29,
U.S. dollars in millions	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(169)	$(304)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	36	30
Share-based compensation	134	124
Amortization of intangible assets	222	222
Exchange rate differences on cash and cash equivalents	(8)	5
Deferred income taxes	(11)	(11)
(Gains) losses on equity and debt investments, net	(1)	1
Other	4	(1)
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts receivable	(5)	133
Decrease (increase) in other current assets	12	8
Decrease (increase) in inventories	90	(94)
Increase (decrease) in accounts payable, accrued expenses and related party payable	4	(52)
Increase (decrease) in employee-related accrued expenses and long term benefits	17	3
Increase (decrease) in other current liabilities	(6)	5
Decrease (increase) in other long-term assets	(2)	(2)
Increase (decrease) in other long-term liabilities	5	3
Net cash provided by operating activities	322	70
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(28)	(46)
Purchases of debt and equity investments	(44)	(18)
Maturities and sales of debt and equity investments	33	—
Net cash used in investing activities	(39)	(64)
CASH FLOWS FROM FINANCING ACTIVITIES
Share-based compensation recharge	—	(11)
Net cash provided by (used in) financing activities	—	(11)
Effect of foreign exchange rate changes on cash and cash equivalents	8	(5)
Increase (decrease) in cash, cash equivalents and restricted cash	291	(10)
Balance of cash, cash equivalents and restricted cash, at beginning of year	1,438	1,226
Balance of cash, cash equivalents and restricted cash, at end of period	$1,729	$1,216
Supplementary non-cash investing and financing activities:
Non-cash purchase of property and equipment	$13	$10
Non-cash share based compensation recharge	$—	$14
Tax sharing agreement with Parent	$(3)	$—
Supplemental cash flow information:
Cash received (paid) for income taxes, net of refunds	$(3)	$(15)

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

Intel Corporation (“Intel” or the “Parent”) directly or indirectly holds all of the Class B common stock of Mobileye, which as of June 28, 2025, represents approximately 87.3% of our outstanding common stock and 98.6% of the voting power of our common stock. For a change in Intel’s holdings following the completion of the Secondary Offering, Share Repurchase, Option and Conversion, refer to Note 12.

Operations in Israel

On October 7, 2023, Hamas launched a series of attacks on civilian and military targets in Southern Israel and Central Israel, to which the Israel Defense Forces have responded. In addition, both Hezbollah and the Houthi movement have attacked military and civilian targets in Israel, to which Israel has responded, including through increased air and ground operations in Lebanon. In addition, the Houthi movement has attacked international shipping lanes in the Red Sea, to which both Israel and the United States have responded. Further, on April 13, 2024 and October 1, 2024, Iran launched a series of drone and missile strikes against Israel, to which Israel has responded. Most recently, on June 13, 2025, Israel launched a preemptive attack on Iran, to which Iran responded with ballistic missile and drone attacks. On June 23, 2025, Israel and Iran agreed to a ceasefire, although there is no assurance that the ceasefire will continue. How long and how severe the current conflicts in Gaza, Northern Israel, Lebanon, Iran or the broader region become is unknown at this time and any continued clash among Israel, Hamas, Hezbollah, Iran or other countries or militant groups in the region may escalate in the future into a greater regional conflict. To date, our operations have not been materially affected, although as of July 15, 2025 approximately 6.7% of our employees have been called to reserve duty in the Israel Defense Forces. We expect that the current conflict in the Gaza Strip, Lebanon, Iran and the broader region, as well as the security escalation in Israel, will not have a material impact on our business results in the short term. However, since these are events beyond our control, their continuation or cessation may affect our expectations. We continue to monitor political and military developments closely and examine the consequences for our operations and assets.

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

The results of operations for the three and six months ended June 28, 2025 shown in this report are not necessarily indicative of the results to be expected for the full year ending 2025. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 28, 2024.

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

Cash, cash equivalents and restricted cash

The following is a reconciliation of the cash, cash equivalents and restricted cash as of each period end:

	As of
U.S. dollars in millions	June 28, 2025	December 28, 2024
Cash	$57	$56
Short term deposits	649	419
Money market funds	1,003	951
Restricted cash (within other current and other long-term assets)	20	12
Cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows	$1,729	$1,438

Fair value measurement

The carrying value of short-term deposits classified as cash equivalents approximates their fair value due to the short maturity of these items.

The Company’s investment in money market funds is measured at fair value within Level 1 of the fair value hierarchy because they consist of financial assets for which quoted prices are available in an active market. Interest income related to money market funds for the three months ended June 28, 2025 and June 29, 2024 amounted to $11 million and $12 million, respectively; and $21 million and $24 million for the six months ended June 28, 2025 and June 29, 2024, respectively.

The Company’s investment in U.S. government bonds is measured at fair value within Level 1 of the fair value hierarchy because they consist of U.S. government bonds for which quoted prices are available in an active market.

The Company’s derivative instruments designated as hedging instruments are measured at fair value within Level 2 of the fair value hierarchy.

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

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company enters into best-efforts non-refundable, non-recurring engineering (“NRE”) arrangements pursuant to which the Company is reimbursed for a portion of the research and development expenses attributable to specific development programs. The Company does not receive any additional compensation or royalties upon completion of such projects and the potential customer does not commit to purchase the resulting product in the future. The participation reimbursement received by the Company does not depend on whether there are future benefits from the project. All intellectual property generated from these arrangements is exclusively owned by the Company.

Participation in expenses for research and development projects are recognized on the basis of the costs incurred and are netted against research and development expenses in the condensed consolidated statements of operations and comprehensive income (loss). Research and development reimbursements of $19 million and $12 million were offset against research and development costs in the three months ended June 28, 2025 and June 29, 2024, respectively; and $45 million and $48 million were offset in the six months ended June 28, 2025 and June 29, 2024, respectively.

Derivatives and hedging

During the fourth quarter of 2024 the Company initiated a foreign currency cash flow hedging program, designed to hedge the Company’s foreign exchange rate risk, resulting from ILS payroll expenses. The Company hedges portions of its forecasted payroll payments denominated in ILS for a period of up to 12 months, using forward contracts that are designated as cash flow hedges, as defined by ASC 815. These derivative instruments are measured at fair value within Level 2 of the fair value hierarchy. Derivative instruments are recorded as other current assets or other current liabilities, according to the timing of settlement. For these derivative instruments, designated as a cash flow hedge, gains and losses are reported as a component of other comprehensive income (loss) and reclassified into earnings in the same line item associated with the hedged transaction and in the same period or periods during which the hedged transaction affects the statement of operations. As of June 28, 2025, the Company expects to reclassify all of its unrealized gains and losses from accumulated other comprehensive income (loss) to earnings during the next twelve months. The cash flows associated with these derivatives are classified in the consolidated statements of cash flows consistently with the classification of the underlying hedged transaction, within cash flows from operating activities.

The notional amount and fair value of outstanding derivatives at the end of each period were:

	As of
U.S. dollars in millions	June 28, 2025	December 28, 2024
Notional amount of derivatives contracts	$243	$214
Fair value of derivative assets	$18	$2

The change in accumulated other comprehensive income (loss) relating to gains (losses) on derivatives used for hedging was as follows:

	Three Months Ended		Six Months Ended
U.S. dollars in millions	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Other comprehensive income (loss) before reclassifications	$23	$—	$22	$—
Amounts reclassified out of accumulated other comprehensive (income) loss *	(4)	—	(6)	—
Tax effects	(1)	—	(1)	—
Other comprehensive income (loss), net	$18	$—	$15	$—

* Amounts of gains (losses) reclassified from other comprehensive income (loss) into profit or loss are recorded in cost of revenue and operating expenses.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, which include short-term deposits and money market funds, U.S. government bonds, derivative financial instruments, and also trade accounts receivable.

The majority of the Company’s cash and cash equivalents are invested in banks domiciled in the U.S. and Europe, as well as in Israel. Generally, these cash equivalents may be redeemed upon demand. Short-term bank deposits are held in the aforementioned banks. The money market funds consist of institutional investors money market funds and are readily redeemable to cash, and the U.S. government bonds are also highly liquid. Derivative financial instruments are forward contracts entered into with major banks in Israel to hedge the Company’s foreign exchange rate risk. Accordingly, management believes that these bank deposits, money market funds, U.S. government bonds and derivative financial instruments have minimal credit risk.

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

The Company performs ongoing credit evaluations of its customers and has not experienced any material losses in the periods presented. The Company recognizes an allowance for credit losses for any potential uncollectible amounts. The allowance is based on various factors, including historical experience, the age of the accounts receivable balances, credit quality of the customers, and other reasonable and supportable information. This allowance consists of an amount based on overall estimated exposure for the receivable portfolio and amounts identified for specific customers. Expected credit losses are recorded as general and administrative expenses in the Company’s condensed consolidated statement of operations and comprehensive income. As of June 28, 2025 and December 28, 2024, the credit loss allowance for trade accounts receivable was not material. For the three and six months ended June 28, 2025 and June 29, 2024, the charge-offs and recoveries in relation to the credit losses were not material.

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

Supply chain risk

During the fiscal years 2021 and 2022, the semiconductor industry experienced widespread shortages of substrates and other components and available foundry manufacturing capacity. During 2021 and 2022, STMicroelectronics, our sole supplier of EyeQ™ SoCs, was not able to meet our demand for EyeQ™ SoCs, causing a significant reduction in the Company’s inventory levels. Starting in late 2022 and early 2023, such supply disruptions, raw material shortages and manufacturing limitations abated and during 2023, we successfully increased levels of EyeQ™ SoC inventory on hand, mitigating the potential for future supply constraints to cause a shortfall of chips. However, in the event of a reoccurrence of supply chain constraints, and subject to the duration and severity thereof, we may be required to operate with minimal or no inventory of EyeQ™ SoCs or SuperVision™ ECUs on hand. As a result, we are substantially reliant on timely shipments of EyeQ™ SoCs from STMicroelectronics and ECUs from Quanta Computer (or other suppliers) and may in the future become reliant on additional suppliers such as TSMC to fulfill customer orders and if such a shortfall of chips or ECUs were to occur, we may be unable to offset future supply constraints through the use of inventory on hand. Since our EyeQ™ SoC is the core of our ADAS and autonomous driving solutions, continued, acute shortages in the supply of sufficient EyeQ™ SoCs to meet our production needs would impair our ability to meet our customers’ requirements in a timely manner, and would affect our business, results of operations, and financial condition potentially in an adverse manner.

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

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expense, and ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The ASU improves the disclosures about a public business entity’s expenses and provides more detailed information about the types of expenses in commonly presented expense captions. The amendments require that at each interim and annual reporting period an entity will, inter alia, disclose amounts of purchases of inventory, employee compensation, depreciation and amortization included in each relevant expense caption (such as cost of sales, general and administrative, and research and development). The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the potential impact of this guidance on its consolidated financial statement disclosures.

NOTE 3 - OTHER FINANCIAL STATEMENT DETAILS

Inventories

	As of
U.S. dollars in millions	June 28, 2025	December 28, 2024
Raw materials	$25	$35
Work in process	—	1
Finished goods	300	379
Total inventories	$325	$415

Inventory write-downs and write-offs totaled $1 million and $1 million for the three months ended June 28, 2025 and June 29, 2024, respectively; and $2 million and $1 million for the six months ended June 28, 2025 and June 29, 2024, respectively.

Property and equipment

	As of
U.S. dollars in millions	June 28, 2025	December 28, 2024
Computers, electronic equipment and software	$226	$197
Vehicles	14	14
Office furniture and equipment	10	10
Buildings	319	321
Leasehold improvements	48	44
Total property and equipment, gross	$617	$586
Less: accumulated depreciation	(163)	(128)
Total property and equipment, net	$454	$458

Depreciation expenses totaled $18 million and $16 million for the three months ended June 28, 2025 and June 29, 2024, respectively; and $36 million and $30 million for the six months ended June 28, 2025 and June 29, 2024, respectively. During the six months ended June 28, 2025 and June 29, 2024, the Company derecognized the cost and accumulated depreciation of fully depreciated assets in the amount of $1 million and $7 million, respectively.

NOTE 4 - EQUITY

Share-based compensation plans

Mobileye Plan

In June 2025, the stockholders of the Company approved the Amended and Restated Mobileye Global Inc. 2022 Equity Incentive Plan (“the 2022 Plan”). Equity awards under the 2022 Plan are granted for Class A shares and vest upon the satisfaction of a service-based vesting condition, mostly over service periods of three years.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Restricted Stock Units

The RSUs activity for the six months ended June 28, 2025 for RSUs granted to Company’s employees under the 2022 Plan was as follows:

		Weighted average grant
	Number of RSUs	date fair value
	In thousands	U.S. dollars
Outstanding as of December 28, 2024	21,453	$27.0
Granted	2,104	13.7
Vested	(3,427)	22.9
Forfeited	(734)	27.0
Outstanding as of June 28, 2025	19,396	$26.3

The RSUs activity for the three months ended June 28, 2025 for RSUs granted to Company’s employees under the 2022 Plan was as follows:

		Weighted average grant
	Number of RSUs	date fair value
	In thousands	U.S. dollars
Outstanding as of March 29, 2025	21,188	$26.7
Granted	1,621	13.2
Vested	(3,157)	22.3
Forfeited	(256)	24.2
Outstanding as of June 28, 2025	19,396	$26.3

As of June 28, 2025, the unrecognized compensation cost related to all unvested RSUs granted under the 2022 Plan, was $295 million, which is expected to be recognized as an expense over a weighted-average period of 1.91 years.

Intel Plan

Prior to the Mobileye IPO, since 2017, employees of the Company had been incentivized and rewarded through the grant of Intel equity awards under Intel’s equity incentive plan which contains only a service condition. The equity awards granted generally vest over the course of three years from the grant date. The activity of the Company’s employees for Intel’s options and RSUs was immaterial for the current period.

Share-based compensation expense summary (for both Mobileye and Intel Plans)

Expenses recognized

Share-based compensation expenses included in the condensed consolidated statements of operations and comprehensive income (loss) were as follows:

	Three months ended		Six months ended
U.S. dollars in millions	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Cost of revenue	$1	$1	$1	$1
Research and development, net	59	55	116	108
Sales and marketing	2	—	3	2
General and administrative	7	6	14	13
Total share-based compensation	$69	$62	$134	$124

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 - EARNINGS (LOSS) PER SHARE

The following table summarizes the calculation of basic earnings (loss) per share for the periods presented:

	Three months ended		Six months ended
	June 28,	June 29,	June 28,	June 29,
In millions, except per share amounts	2025	2024	2025	2024
Numerator:
Net income (loss)	$(67)	$(86)	$(169)	$(304)
Denominator:
Weighted average common shares - basic and diluted	812	806	812	806
Earnings (loss) per share:
Basic and diluted	$(0.08)	$(0.11)	$(0.21)	$(0.38)

For the three months ended June 28, 2025 and June 29, 2024, the computation of diluted earnings (loss) per share attributable to common stockholders does not include 22.1 million and 15.4 million potential common shares, respectively; and 21.7 million and 15.2 million potential common shares for the six months ended June 28, 2025 and June 29, 2024, respectively, related to restricted stock units granted under the 2022 Plan to the Company’s employees, as the effect of their inclusion would have been anti-dilutive.

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

Provision for income tax in the six months ended June 28, 2025 was $9 million compared to a provision of $2 million in the six months ended June 29, 2024. The provision for income tax in the three months ended June 28, 2025, was $6 million compared to a provision of $5 million in the three months ended June 29, 2024. In both periods, the change is mainly related to a lower loss before income taxes.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has entered into a series of related party arrangements with Intel. For further description of the arrangements refer to Note 9 of the notes to the consolidated financial statements for the year ended December 28, 2024.

Stock Compensation Recharge Agreement

The Company entered into a stock compensation recharge agreement with Intel, which requires the Company to reimburse Intel for certain amounts, net of any related withholding tax, relating to the value of share-based compensation provided to the Company’s employees for RSUs or stock options exercisable in Intel stock. The reimbursement amounts recorded as an adjustment to additional paid-in capital in the condensed consolidated statement of changes in equity were $3 million and $20 million for the three months ended June 28, 2025 and June 29, 2024, respectively, and $4 million and $25 million for the six months ended June 28, 2025 and June 29, 2024, respectively.

Lease agreements

Under lease agreements with Intel, the Company leases office space in Intel’s buildings. The costs are included in the condensed consolidated statements of operations and comprehensive income (loss) primarily on a specific and direct attribution basis. The leasing costs for the three months ended June 28, 2025 and June 29, 2024, were $0.6 million and $0.6 million, respectively, and $1.3 million and $1.2 million for the six months ended June 28, 2025 and June 29, 2024, respectively.

Other services to a related party

The Company reimbursed its Chief Executive Officer for reasonable travel related expenses incurred while conducting business on behalf of the Company as well as paid for certain security related costs. Travel-related reimbursements and security-related costs totaled $0.2 million and $0.6 million for the three months ended June 28, 2025 and June 29, 2024, respectively, and $1.3 million and $1.3 million for the six months ended June 28, 2025 and June 29, 2024, respectively.

Administrative Services Agreement

Under the Administrative Services Agreement, Intel provides the Company with administrative and other services. The Company pays fees to Intel for the services rendered based on pricing per service agreed between the Company and Intel.

The costs incurred under this agreement for the three months ended June 28, 2025 and June 29, 2024 were $0.4 million and $0.2 million, respectively, and $1.3 million and $1.7 million for the six months ended June 28, 2025 and June 29, 2024, respectively.

Technology and Services Agreement

The Technology and Services Agreement provides a framework for the collaboration on technology projects and services between the Company and Intel (“Technology Projects”), and sets out the licenses granted by each party to its respective technology for the conduct of the Technology Projects, provisions relating to the ownership of certain existing technology, the allocation of rights in any new technology created in the course of the Technology Projects, and certain provisions applicable to the development of a certain radar product of the Company. The Technology and Services Agreement does not apply to projects for the development and manufacture of a lidar sensor system for automobiles, which the LiDAR Product Collaboration Agreement that we entered into in connection with the Mobileye IPO previously covered. Pursuant to the Technology and Services Agreement, the Company and Intel will agree to statements of work with additional terms for Technology Projects.

The amounts incurred under this agreement for the three months ended June 28, 2025 and June 29, 2024 were $0.6 million and $1.1 million, respectively, and $1.1 million and $2.2 million for the six months ended June 28, 2025 and June 29, 2024, respectively.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Tax Sharing Agreement

The Tax Sharing Agreement establishes the respective rights, responsibilities and obligations of the Company and Intel after the completion of the Mobileye IPO with respect to tax matters, including the amount of cash the Company will pay to Intel for its share of the tax liability owed on the consolidated filings in which the Company or any of the Company’s subsidiaries are included, including audit or other tax proceedings. On August 14, 2024, Mobileye and Intel entered into an Amended and Restated Tax Sharing Agreement, which incorporated certain clarifying amendments into the original Tax Sharing Agreement. As of June 28, 2025 and December 28, 2024, the related party payable to Intel, pursuant to the Tax Sharing Agreement were $0 million and $3 million, respectively.

NOTE 8 - IDENTIFIED INTANGIBLE ASSETS

	As of
	June 28, 2025			December 28, 2024
		Accumulated			Accumulated
U.S. dollars in millions	Gross Assets	Amortization	Net	Gross Assets	Amortization	Net
Developed technology	$3,705	$2,572	$1,133	$3,705	$2,384	$1,321
Customer relationships & brands	777	523	254	786	498	288
Total	$4,482	$3,095	$1,387	$4,491	$2,882	$1,609

The following table presents the amortization expenses recorded for these identified intangible assets and their weighted average useful lives:

	Three months ended		Six months ended
					Weighted
	June 28,	June 29,	June 28,	June 29,	Average
U.S. dollars in millions	2025	2024	2025	2024	Useful Life
Developed technology	$94	$94	$188	$188	10
Customer relationships & brands	17	17	34	34	12
Total amortization expenses	$111	$111	$222	$222

During the six months ended June 28, 2025, the Company derecognized the cost and accumulated depreciation of fully depreciated intangible assets in the amount of $9 million.

The Company expects future amortization expenses for the next five years and thereafter to be as follows:

	Remainder
U.S. dollars in millions	of 2025	2026	2027	2028	2029	Thereafter	Total
Future amortization expenses	$221	$332	$179	$176	$131	$348	$1,387

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

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Segment performance is the operating income (loss) reported excluding the amortization of acquisition-related intangible assets, share-based compensation expense and impairment of goodwill. Starting in 2025, the measure of segment performance used by the CODM changed and as a result, the Company’s segment performance measure was updated to also exclude share-based compensation expenses (that were previously included in segment performance). The change aligns with segment information that is now regularly provided to the CODM and reflects how the CODM assesses segment performance and makes strategic decisions about the business. Prior period amounts have been recast as a result of the change in segment measure.

The measure of assets has not been disclosed for each segment as it is not regularly provided to the CODM.

The accounting policies of the individual segments are the same as those described in the summary of significant accounting policies in Note 2 to the audited consolidated financial statements for the fiscal year ended December 28, 2024.

The following are segment results for each period as follows:

	Three months ended June 28, 2025
U.S. dollars in millions	Mobileye	Other	Total
Revenues	$497	$9	$506
Cost of revenues	159	1	—
Research and development, net	215	7	—
Sales and marketing	4	2	—
General and administrative	11	1	—
Segment performance	$108	$(2)	$106
Amortization of intangible assets	—	—	(111)
Share-based compensation	—	—	(69)
Financial income (expense), net	—	—	13
Income (loss) before taxes on income	—	—	$(61)

Depreciation of property and equipment	$18	$—	$18

	Three months ended June 29, 2024
U.S. dollars in millions	Mobileye	Other	Total
Revenues	$428	$11	$439
Cost of revenues	133	2	—
Research and development, net	193	8	—
Sales and marketing	5	6	—
General and administrative	12	1	—
Segment performance	$85	$(6)	$79
Amortization of intangible assets	—	—	(111)
Share-based compensation	—	—	(62)
Financial income (expense), net	—	—	13
Income (loss) before taxes on income	—	—	$(81)

Depreciation of property and equipment	$16	$—	$16

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Six months ended June 28, 2025
U.S. dollars in millions	Mobileye	Other	Total
Revenues	$925	$19	$944
Cost of revenues	293	3	—
Research and development, net	427	14	—
Sales and marketing	14	5	—
General and administrative	21	2	—
Segment performance	$170	$(5)	$165
Amortization of intangible assets	—	—	(222)
Share-based compensation	—	—	(134)
Financial income (expense), net	—	—	31
Income (loss) before taxes on income	—	—	$(160)

Depreciation of property and equipment	$36	$—	$36

	Six months ended June 29, 2024
U.S. dollars in millions	Mobileye	Other	Total
Revenues	$659	$19	$678
Cost of revenues	223	3	—
Research and development, net	376	15	—
Sales and marketing	18	8	—
General and administrative	19	2	—
Segment performance	$23	$(9)	$14
Amortization of intangible assets	—	—	(222)
Share-based compensation	—	—	(124)
Financial income (expense), net	—	—	30
Income (loss) before taxes on income	—	—	$(302)

Depreciation of property and equipment	$30	$—	$30

Total revenues based on the country that the product was shipped to were as follows:

	Three months ended		Six months ended
	June 28,	June 29,	June 28,	June 29,
U.S. dollars in millions	2025	2024	2025	2024
USA	$109	$91	$220	$109
China	101	113	201	199
Germany	88	57	162	96
South Korea	53	45	86	92
United Kingdom	33	42	69	55
Poland	29	27	57	31
Hungary	28	23	45	35
Czech Republic	20	11	27	16
Slovakia	19	5	33	10
Rest of World	26	25	44	35
Total	$506	$439	$944	$678

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

We generate the majority of our revenue from the sale of our EyeQTM SoCs to OEMs primarily through sales to Tier 1 automotive suppliers. EyeQTM SoC sales represented approximately 92% and 86% of our revenue for each of the three months ended June 28, 2025 and June 29, 2024, respectively, and 93% and 81% of our revenue for each of the six months ended June 28, 2025 and June 29, 2024, respectively.

Major Customers

Revenue from major customers that amount to 10% or more of total revenue:

	Three months ended		Six months ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Percent of total revenues:
Customer A	28%	32%	32%	24%
Customer B	21%	15%	19%	17%
Customer C	17%	17%	15%	13%
Customer D	12%	*	13%	11%
Customer E	*	10%	*	13%
Customer F	*	*	*	12%
*Less than 10%

Accounts receivable balances of major customers that amount to 10% or more of total accounts receivable balance:

	As of
	June 28,	December 28,
	2025	2024
Percent of total accounts receivables balance:
Customer A	37%	35%
Customer C	21%	13%
Customer D	12%	*
Customer B	10%	23%
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

The following tables summarize the Company’s marketable debt securities:

U.S. dollars in millions	June 28, 2025
					Reported as
					Cash and cash	Other current
	Amortized cost	Unrealized gain	Unrealized loss	Fair value	equivalents	assets
U.S. government bonds	$44	$—	$—	$44	$—	$44
Money market funds	1,003	—	—	1,003	1,003	—
Total	$1,047	$—	$—	$1,047	$1,003	$44

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

U.S. dollars in millions	December 28, 2024
					Reported as
					Cash and cash	Other current
	Amortized cost	Unrealized gain	Unrealized loss	Fair value	equivalents	assets
U.S. government bonds	$33	$—	$—	$33	$—	$33
Money market funds	951	—	—	951	951	—
Total	$984	$—	$—	$984	$951	$33

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

In July 2025, the privately held company entered into an agreement and plan of merger, pursuant to which a buyer has agreed to acquire the privately held company and merge the foregoing with a wholly-owned subsidiary of the buyer, subject to satisfaction by the parties of certain closing conditions. The amount of consideration the Company will receive for its shares of preferred stock will be approximately $10 million at closing of the merger and may increase subject to the release of additional consideration held in escrow pursuant to the terms of the agreement and plan of merger. In connection with the agreement and plan of merger, the Company entered into an amendment of certain preferred stock investment agreements pursuant to which the Company has the option but not the obligation, to purchase additional preferred stock prior to the closing of the agreement and plan of merger.

The investment does not provide the Company the ability to control or have significant influence over the operations of the privately held company. We have accounted for the investment using the measurement alternative because the securities are not publicly traded and do not have a readily determinable fair value. Under the measurement alternative, the equity investment is initially recorded at its cost, but the carrying value may be adjusted through earnings upon an impairment or when there is an observable price change involving the same or a similar investment with the same issuer. As of June 28, 2025 and December 28, 2024, we recorded $10 million for our investment as other long-term assets. There was no impairment or other change to the value of the investment as of June 28, 2025 and December 28, 2024.

NOTE 11 - CONTINGENCIES

U.S. Class Action

On January 16, 2024, a putative class action captioned McAuliffe v. Mobileye Global Inc., et al., 1:24-CV-00310 (S.D.N.Y.), was filed in the United States District Court for the Southern District of New York against Mobileye and certain of its current and former officers. Following consolidation of the action with a substantively identical case, Le v. Mobileye Global Inc., et al., 1:24 - CV - 01390 (S.D.N.Y.), and the appointment of a lead plaintiff, an amended complaint was filed on September 13, 2024. In response to the defendants’ motion to dismiss, filed on October 25, 2024, lead plaintiff filed a second amended complaint on November 22, 2024. The second amended complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with defendants’ alleged misstatements and omissions concerning the build-up of excess inventory by certain Tier 1 Mobileye customers, and seeks unspecified damages and other relief on behalf of all persons and entities who purchased or otherwise acquired Mobileye securities between January 26, 2023 and August 8, 2024. The second amended complaint also includes claims asserted by an additional plaintiff under Sections 11 and 15 of the Securities Act of 1933 on behalf of a putative class of purchasers of Mobileye Class A common stock offered in Mobileye’s June 5, 2023 secondary offering. Mobileye and the individual defendants filed a motion to dismiss the second amended complaint on December 20, 2024. On January 24, 2025, the lead plaintiff filed a brief in opposition to Mobileye’s and the other named defendants’ motion to dismiss. On February 21, 2025, Mobileye and the other named defendants jointly filed a brief in reply to the lead plaintiff’s opposition brief. On April 16, 2025 the Court granted the defendants’ motion and dismissed the second amended complaint in full without leave to amend, closing the case. On May 16, 2025, the lead plaintiff filed a notice of appeal with the U.S. Court of Appeals for the Second Circuit. On July 11, 2025, the lead plaintiff filed a brief in support of their appeal. We intend to defend the matter vigorously. No provision was recorded in the condensed consolidated financial statements as of June 28, 2025.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

U.S. Derivative Action - U.S. District Court for the Southern District of New York

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

On June 27, 2024, an additional derivative lawsuit was filed in the United States District Court for the Southern District of New York against certain members of the Mobileye Board of Directors, certain of Mobileye’s current and former officers, and Intel Corporation, in its capacity as Mobileye’s controlling shareholder. Mobileye was also named as nominal defendant. On July 9th, 2024, this derivative action was consolidated with the derivative action originally filed on April 12, 2024 and the consolidated derivative action was stayed by the court pending resolution of the anticipated motion to dismiss in the consolidated securities action. Following dismissal of the consolidated securities action, the Court ordered the parties to jointly propose a schedule for further proceedings by April 24, 2025. On April 25, 2025, the Court entered a stipulation and order of voluntary dismissal without prejudice. In the event the plaintiffs refile this lawsuit, we intend to continue defending the matter vigorously. No provision was recorded in the condensed consolidated financial statements as of June 28, 2025.

U.S. Derivative Action - State of Delaware

On May 6, 2025, a derivative lawsuit captioned Levitan et al. vs. Shashua et al. was filed in the State of Delaware’s Court of Chancery against certain current and former members of the Mobileye Board of Directors and against Intel Corporation, in its capacity as Mobileye’s controlling shareholder. Mobileye was also named as a nominal defendant. The complaint principally asserts claims for breach of fiduciary duty against the named director defendants and breach of fiduciary duty and unjust enrichment against Intel, alleging that the named director defendants and Intel should not have authorized Mobileye’s June 5, 2023 secondary offering given their purported knowledge of the alleged challenges facing the Company concerning customer demand and the buildup of excess inventory by Mobileye’s Tier 1 customers. The complaint seeks unspecified damages and other relief. We intend to defend the matter vigorously. No provision was recorded in the condensed consolidated financial statements as of June 28, 2025.

U.S. Patent Litigation

On January 26, 2024, Facet Technology Corp. (“Facet”) sued Mobileye in the U.S. District Court for the Eastern District of Texas for allegedly infringing two patents. Captioned Facet Technology Corp. v. Mobileye Global, Inc., the complaint alleges that certain Mobileye products directly and indirectly infringe both patents. The complaint seeks unspecified damages, a permanent injunction, and attorneys’ fees and costs. On November 4, 2024, Mobileye filed a motion to dismiss asserting improper venue, which the court dismissed without prejudice to refile in view of an amended complaint filed by Facet, adding Mobileye Vision Technologies Ltd. and Mobileye Inc., each wholly-owned indirect subsidiaries of Mobileye Global Inc., as additional defendants. On November 7, 2024, Mobileye Vision Technologies Ltd. and Mobileye Inc., sued Facet Technology Corp. in the U.S. District Court of Minnesota seeking a declaratory judgement that the Mobileye plaintiffs do not infringe either patent. On March 5, 2025, the Patent Trial and Appeal Board of the US Patent and Trademark Office instituted two Inter Parte Review (IPR) proceedings filed by Mobileye Vision Technologies Ltd. against the patents asserted by Facet. On March 15, 2025, the parties agreed and the relevant courts entered orders staying all litigation pending the outcome of the both IPRs. On March 19, 2025, Facet filed requests for reconsideration of both institution decisions. On April 22, 2025, the Patent Trial and Appeal Board denied Facet’s request for reconsideration in respect of one of the institution decisions. On May 2, 2025, the U.S. Patent and Trademark Office denied Facet’s request for Director Review of the second institution decision. We intend to defend the matter vigorously. No provision was recorded in the condensed consolidated financial statements as of June 28, 2025.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 12 - SUBSEQUENT EVENTS

Share - based compensation

In July 2025, the Company’s compensation committee approved the issuance of restricted stock units to be issued under our 2022 Plan. The total aggregate fair value of RSUs granted was $329.0 million, which consisted of 19,735 thousand RSUs, which will vest over a service period of three years.

Secondary Offering. Share Repurchase, Option and Conversion

On July 9, 2025, the Company announced the pricing of a public secondary offering of 50,000,000 shares of Class A common stock (which shares were received upon the conversion of 50,000,000 shares of Class B common stock into Class A common stock) by Intel at a public offering price of $16.50 per share (the “Secondary Offering”), with Intel granting the underwriters a 30-day option to purchase up to an additional 7,500,000 shares of Class A common stock (the “Option”). The Secondary Offering closed on July 11, 2025.

In connection with and conditional upon the closing of the Secondary Offering, on July 11, 2025 the Company purchased from Intel 6,231,985 shares of Class A common stock (which shares were received upon the conversion of 6,231,985 shares of Class B common stock into Class A common stock) at a price of $16.04625 per share, which is equal to the per share purchase price paid by the underwriters in the Secondary Offering pursuant to a share repurchase agreement with Intel (the “Share Repurchase”). The aggregate consideration paid by the Company for the Share Repurchase was $100 million and is subject to a nondeductible excise tax of 1% pursuant to the Inflation Reduction Act of 2022. Upon closing of the Share Repurchase, the Company cancelled and retired the 6,231,985 shares of Class A common stock acquired pursuant to the Share Repurchase.

Following the closing of the Share Repurchase, the underwriters exercised the Option (which shares were received upon the conversion of 7,500,000 shares of Class B common stock into Class A common stock), which closed on July 11, 2025. The Company did not sell any shares of Class A common stock in the Secondary Offering or in respect of the exercise of the Option and did not receive any proceeds from the sale of shares offered by Intel.

In addition to and conditional upon the closing of the Secondary Offering, Intel voluntarily converted pursuant to the Company’s Amended and Restated Certificate of Incorporation an additional 50,000,000 shares of Class B common stock to Class A common stock (the “Conversion”). The shares issued to Intel pursuant to the Conversion were issued pursuant to an exemption from registration pursuant to Section 3(a)(9) of the U.S. Securities Act of 1933. The Company received no proceeds from issuance of shares in the Conversion.

The Company paid the costs associated with the registration of shares in connection with the Secondary Offering and Option, other than underwriting discounts, fees and commissions.

Upon completion of the Secondary Offering, Share Repurchase, Option and Conversion and as of July 15, 2025, Intel continues to directly or indirectly hold all of the Class B common stock of Mobileye as well as 50,000,000 shares of Class A common stock, which together represent approximately 79.6% of our outstanding common stock and 97.3% of the voting power of our common stock.

As a result of the Secondary Offering, Share Repurchase, Option and Conversion, the Company anticipates that from a U.S. income tax perspective, Intel may no longer hold a sufficient percentage of the Company’s issued and outstanding common stock, which may result in the deconsolidation of the Company from Intel’s U.S. domestic income tax return. The Company is evaluating the potential impact that such a deconsolidation may have on its future consolidated financial statements.

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

As of June 28, 2025, our solutions had been installed in approximately 1,200 vehicle models (including local country, year, and other vehicle model variations), and our System-on-Chips (“SoCs”) had been deployed in approximately 220 million vehicles. We are actively working with more than 50 Original Equipment Manufacturers (“OEMs”) worldwide on the implementation of our ADAS solutions. In the six months ended June 28, 2025, we shipped approximately 18.1 million of our systems, the substantial majority of which were EyeQTM SoCs. This represents an increase from the approximately 11.2 million of our systems that we shipped in the six months ended June 29, 2024, primarily due to the normalization of excess inventory at our Tier 1 customers that was previously used to satisfy demand during 2024.

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

Operations in Israel.

On October 7, 2023, Hamas launched a series of attacks on civilian and military targets in Southern Israel and Central Israel, to which the Israel Defense Forces have responded. In addition, both Hezbollah and the Houthi movement have attacked military and civilian targets in Israel, to which Israel has responded, including through increased air and ground operations in Lebanon. In addition, the Houthi movement has attacked international shipping lanes in the Red Sea, to which both Israel and the United States have responded. Further, on April 13, 2024 and October 1, 2024, Iran launched a series of drone and missile strikes against Israel, to which Israel has responded. Most recently, on June 13, 2025, Israel launched a preemptive attack on Iran, to which Iran responded with ballistic missile and drone attacks. On June 23, 2025, Israel and Iran agreed to a ceasefire, although there is no assurance that the ceasefire will continue. How long and how severe the current conflicts in Gaza, Northern Israel, Lebanon, Iran or the broader region become is unknown at this time and any continued clash among Israel, Hamas, Hezbollah, Iran or other countries or militant groups in the region may escalate in the future into a greater regional conflict. To date, our operations have not been materially affected, although as of July 15, 2025 approximately 6.7% of our employees have been called to reserve duty in the Israel Defense Forces. We expect that the current conflict in the Gaza Strip, Lebanon, Iran and the broader region as well as the security escalation in Israel will not have a material impact on our business results in the short term. However, since these are events beyond our control, their continuation or cessation may affect our expectations. We continue to monitor political and military developments closely and examine the consequences for our operations and assets.

Secondary Offering, Share Repurchase, Option and Conversion

On July 9, 2025, the Company announced the pricing of a public secondary offering of 50,000,000 shares of Class A common stock (which shares were received upon the conversion of 50,000,000 shares of Class B common stock into Class A common stock) by Intel at a public offering price of $16.50 per share (the “Secondary Offering”), with Intel granting the underwriters a 30-day option to purchase up to an additional 7,500,000 shares of Class A common stock (the “Option”). The Secondary Offering closed on July 11, 2025.

In connection with and conditional upon the closing of the Secondary Offering, on July 11, 2025 the Company purchased from Intel 6,231,985 shares of Class A common stock (which shares were received upon the conversion of 6,231,985 shares of Class B common stock into Class A common stock) at a price of $16.04625 share, which is equal to the per share purchase price paid by the underwriters in the Secondary Offering pursuant to a share repurchase agreement with Intel (the “Share Repurchase”). The aggregate consideration paid by the Company for the Share Repurchase was $100 million. Upon closing of the Share Repurchase, the Company cancelled and retired the 6,231,985 shares of Class A common stock acquired pursuant to the Share Repurchase.

Following the closing of the Share Repurchase, the underwriters exercised the Option (which shares were received upon the conversion of 7,500,000 shares of Class B common stock into Class A common stock), which closed on July 11, 2025. The Company did not sell any shares of Class A common stock in the Secondary Offering or in respect of the exercise of the Option, and did not receive any proceeds from the sale of shares offered by Intel in each instance.

In addition to and conditional upon the closing of the Secondary Offering, Intel voluntarily converted pursuant to the Company’s Amended and Restated Certificate of Incorporation an additional 50,000,000 shares of Class B common stock to Class A common stock (the “Conversion”). The shares issued to Intel pursuant to the Conversion were issued pursuant to an exemption from registration pursuant to Section 3(a)(9) of the U.S. Securities Act of 1933. The Company received no proceeds from issuance of shares in the Conversion.

The Company paid the costs associated with the registration of shares in connection with the Secondary Offering and the Option, other than underwriting discounts, fees and commissions.

Upon completion of the Secondary Offering, Share Repurchase, Option and Conversion, Intel continues to directly or indirectly hold all of the Class B common stock of Mobileye as well as 50,000,000 shares of Class A common stock, which together represent approximately 79.6% of our outstanding common stock and 97.3% of the voting power of our common stock.

Our Business Model

We currently derive substantially all of our revenue from our commercially deployed ADAS solutions, including our Premium ADAS solutions. In the future, propelled by our next generation of EyeQTM SoCs, including our EyeQTM6 SoC, our Compound AI system architecture, including True RedundancyTM, our surround computer vision Mobileye SuperVisionTM solution, and our software-defined imaging radars, we believe that we will be positioned to deliver an autonomous driving solution that can enable the mass adoption of AV.

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

We partner with STMicroelectronics, a leading supplier and innovator of semiconductor devices for automotive applications, in manufacturing, design, and research and development. We have co-developed six generations of our automotive grade SoC, EyeQTM, with STMicroelectronics, including EyeQTM5 and EyeQTM6. We have also established relationships with several suppliers, such as Quanta Computer, to develop and assemble our ECUs, including the design for our Mobileye SuperVisionTM, which includes our EyeQTM5 SoCs manufactured by STMicroelectronics. As part of an effort to establish redundancy and better control of our supply chain, we have sought additional qualified suppliers, and we have recently entered into an agreement with TSMC (Taiwan Semiconductor Manufacturing Company Ltd.) pursuant to which it will manufacture components of our imaging radar and some of our future generations of our EyeQTM product, and potentially other future products.

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

Key Factors Affecting Our Performance

We believe there are several important factors that have affected and that we expect to continue to affect our results of operations:

Global demand for automotive vehicles. Our business performance is related to global automotive sales and automotive vehicle production by our OEM customers. Economic conditions in North America, Europe and Asia can have a large impact on the production volume of new vehicles, and, accordingly, have an impact on our revenue. Our OEM customers’ production can vary from period to period due to global demand, market conditions and competitive conditions, geopolitical issues including trade restrictions and tariffs, as well as other factors. For example, towards the end of the first half of 2024, global automotive production forecasts weakened, which disproportionately impacted our core customers, primarily due to their continued market share losses in China. We cannot be certain of the severity and length of the continued volatility in the global automotive market, including macro factors impacting our sales to OEMs in China, and the extent of the adverse effect that such volatility could have on our results of operations, financial condition and business in the long term. While automotive production has now recovered to approximately 2019 levels, current uncertain economic conditions and inflation may contribute to a reduction in consumer demand. In addition to economic conditions, in prior periods, including during the supply chain crisis and semi-conductor shortage of 2021 and 2022, certain Tier 1 customers increased their orders for components and parts, including our solutions, to counteract the impact of supply chain shortages for auto parts. As a result, some demand for our solutions and the corresponding revenue from these customers were shifted to earlier time periods than otherwise would have occurred absent a general supply chain shortage and inflationary environment. As a result of our standard planning process for 2024, including discussions with our Tier 1 customers, we became aware in late 2023 of significant excess inventory at our customers. This as well as lower than expected production at certain OEMs during 2023 led to the decision by our Tier 1 customers to prioritize in the first quarter of 2024 the utilization of excess inventory on hand before using new shipments to meet the demand of OEMs. We estimate our customers used the vast majority of this excess customer inventory in 2024, in accordance with our expectations, but there is no guarantee that orders will remain normalized or that customers won’t build up excess inventory in the future. ADAS volumes have grown faster in recent years than the overall automotive market as ADAS penetration rates have increased, and we believe that we will continue to benefit from that trend. Our revenue of $944 million in the six months ended June 28, 2025 was up 39% year-over-year, primarily due to the unusually low volume caused by the usage of meaningful excess inventory at our Tier 1 customers to satisfy demand in the first half of 2024. Continued or future constraints on global automotive production resulting from the effects of economic uncertainty, both global and in specific markets in which we operate, may be a limiting factor on our ability to increase revenue. We expect to continue to capitalize on our strong and collaborative relationships with OEMs and Tier 1s to expand our presence in key markets and capture the long-term growth opportunities in those markets.

Trade policies, sanctions and import and export controls. Trade policies, sanctions and import and export controls. Trade policies and international disputes at times result in increased tariffs, trade barriers and other restrictions, which can increase our manufacturing costs, make our solutions less competitive, reduce demand for our solutions, limit our ability to sell to certain customers, limit our ability to procure raw components or raw materials or impede or slow the movement of our goods across borders. In addition, tariffs could lead to higher prices for finished automobiles, which would reduce demand for automobiles and thus the market for our products. On March 26, 2025, the United States imposed an additional 25% tariff on all imports of passenger vehicles, light vehicles, and certain automotive parts, such as engines, transmissions, powertrain parts and electrical components. The tariff on finished vehicles went into effect on April 3, 2025 and the tariffs on automobile parts entered into effect on May 3, 2025. Further, on April 2, 2025, the United States announced a 10% tariff on all countries effective on April 5, 2025 as well as individualized higher tariff rates on countries with which the United States has proportionately large trade deficits in goods. The United States paused these “reciprocal tariffs” on certain countries as individual bilateral trade deals were negotiated, and increased reciprocal tariff rates and other restrictions on countries that responded with increased tariffs of their own. Subsequently, the United States announced trade deals with certain countries, such as Indonesia, and interim trade deals with others, including China, as negotiations with such countries for definitive trade deals continued. In July 2025, the United States announced tariffs on certain countries and other entities, including Mexico, Canada and the European Union, that failed to make substantial progress on trade negotiations with the United States following the pause on reciprocal tariffs; such tariffs are scheduled to become effective on August 1, 2025. Further, the United States announced on July 8, 2025 additional sector tariffs, including on copper imports. As of the date of this report, there remains a high degree of uncertainty surrounding U.S. trade policy, how it will be implemented, how other countries will react, and how it will ultimately impact our industry and business. For example, our customers may have shifted or will shift orders for components and parts, including our solutions, prior to the automotive tariffs going into effect on May 3, 2025 or certain country or regional tariffs going into effect on August 1, 2025, thereby shifting demand for our solutions and corresponding revenue to earlier periods. While we continually evaluate changes in U.S. trade policy and global reactions thereto, as well as our ability to mitigate their impact, these recent changes may negatively impact our customers and our business. For additional information, see “Item IA - Risk Factors - We are subject to risk related to trade policies, sanctions, and import and export controls” in our 2024 Form 10-K, as filed with the SEC on February 13, 2024 (the “2024 Form 10-K”).

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

Investment in technology leadership and product development. We believe our ability to continue to develop and design highly advanced and cost-efficient ADAS and AV solutions will position us to extend our technology leadership and encourage greater adoption of our solutions by enabling greater levels of autonomy. We also believe that our roadmap for future generations of EyeQTM SoCs and advanced systems will ultimately power autonomous driving solutions. The EyeQTM family design further enables scalable ECU architectures, from supporting a variety of ADAS solution architectures to hosting the full workload of autonomous driving, while meeting stringent cost and power efficiency requirements. We expect that our software-defined imaging radar will provide a significant cost advantage by eliminating the need for multiple high-cost lidars around the vehicle and require only a single front-facing lidar, significantly lowering the overall cost of the required sensors compared to solutions that use lidar centric or lidar-only systems.

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

Consumer adoption of our ADAS and autonomous driving solutions. Our financial performance is in part driven by public awareness and demand for ADAS solutions. Over time we expect autonomous driving solutions to contribute meaningfully to our revenue growth. As a result, consumers’ demand for, and willingness to adopt, ADAS and autonomous driving technologies , including robotaxi services, will significantly impact our financial performance. We believe that our leadership position in ADAS positions us to continue to set the standard for advanced autonomous solutions and will help us benefit from increasing consumer confidence in and demand for autonomous technology over time.

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

Supply and manufacturing capacity. Our solutions are dependent on the global semiconductor supply chain. The continued and timely supply of input materials, the availability of manufacturing capacity, and packaging and testing services at reasonable prices impact our ability to meet customer demand. Supply chain disruptions, shortages of raw material, such as wafers and substrates, and manufacturing limitations could limit our ability to meet customer demand and result in delayed, reduced, or canceled orders. During 2021 and 2022, the semiconductor industry experienced widespread shortages of substrates and other components and available foundry manufacturing capacity. We entered 2022 with significantly lower inventories of our EyeQTM SoCs on our balance sheet as a result of the limited supply during 2021. Further, STMicroelectronics, our sole supplier of EyeQTM SoCs, was not able to meet our demand for EyeQTM SoCs during 2022, causing a further significant reduction in our company-owned inventory level. Starting in late 2022 and early 2023, such supply chain disruptions, raw material shortages, and manufacturing limitations abated and during 2023, we successfully increased levels of EyeQTM SoC inventory on hand, mitigating the potential for future supply constraints to cause a shortfall of chips. However, in the event of a reoccurrence of supply chain constraints, and subject to the duration and severity thereof, we may be required to operate with minimal or no inventory of EyeQTM SoCs or SuperVisionTM ECUs on hand. As a result, we are substantially reliant on timely shipments of EyeQTM SoCs from STMicroelectronics and ECUs from Quanta Computer (or other suppliers) and may in the future become reliant on additional suppliers such as TSMC, to fulfill customer orders and if such a shortfall of chips or ECUs were to occur, we may be unable to offset future supply constraints through the use of inventory on hand. Our reliance on single or limited suppliers and vendors for certain components, equipment, and services and the aforementioned shortages of substrates and other components have led to increased supply chain risks and continue to stress our ability to meet the supply demands of our customers. To mitigate these supply chain constraints, management continues to monitor inventory levels on an ongoing basis. Although we cannot fully predict the length and the severity of the impact these pressures will have on a long-term basis, we do not anticipate that our current supply chain constraints would materially adversely affect our results of operations, capital resources, sales, profits, and liquidity on a long-term basis.

Equity compensation expenses. In connection with the Mobileye IPO, we established an equity incentive plan for purposes of granting share-based compensation awards to certain members of our senior management, to our non-employee directors and to employees, to incentivize their performance and align their interests with ours. Historically, grants of share-based compensation to our employees were made pursuant to Intel’s employee equity incentive plans, and such historical grants will continue to be based on their original vesting schedules. Equity compensation has been, and will continue to be, an important part of our future compensation strategy and a significant component of our future expenses, which we expect to increase over time.

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

EyeQTM SoC sales represented approximately 92% and 86% of our revenue for the three months ended June 28, 2025 and June 29, 2024, respectively, and 93% and 81% of our revenue in the six months ended June 28, 2025 and June 29, 2024, respectively. Sales of our SuperVision™ product represented less than half of the remainder of our revenue for the three and six months ended June 28, 2025 and the majority of the remainder of our revenue for the three and six months ended June 29, 2024. Revenue from the sale of our EyeQTM products and SuperVision™ products is recognized at the time of product shipment from our facilities, as determined by the agreed-upon shipping terms. Our sales to any single Tier 1 automotive supplier typically cover more than one OEM and more than one production program from any OEM.

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

In 2021, the OECD announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15%. Subsequently, multiple sets of administrative guidance have been issued. Many non-U.S. tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 (including the European Union Member States), with the adoption of additional components in later years, or announced their plans to enact legislation in future years. We are continuing to evaluate the impacts of enacted legislation and pending legislation to enact Pillar Two Model Rules in the non-U.S. tax jurisdictions in which we operate. The Company is a constituent entity of its Parent for Pillar Two purposes.

In July 2025, the United States enacted tax reform through the One Big Beautiful Bill Act (“OBBBA”). Included in this legislation are provisions that allow for the immediate expensing of research and development conducted in the United States, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. The Company is assessing the impact of this new legislation on its future consolidated financial statements.

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

In 2021, Mobileye’s Israeli operations became taxable in the United States as a branch entity. In 2022, Moovit’s Israeli operations became taxable in the United States as a branch entity. As a result, these operations are taxed both in the United States and Israel. For U.S. tax purposes, there are favorable future tax deductions that we have not benefited from due to a valuation allowance position. If warranted, based on the assessment of verifiable evidence in support of the realization of deferred tax assets, the valuation allowances may be released, resulting in a tax benefit.

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

As a result of the Secondary Offering, Share Repurchase, Option and Conversion, the Company anticipates that from a U.S. income tax perspective, Intel may no longer hold a sufficient percentage of the Company’s issued and outstanding common stock, which may result in the deconsolidation of the Company from Intel’s U.S. domestic income tax return. The Company is evaluating the potential impact that such a deconsolidation may have on its future Consolidated Financial Statements, as well as in respect of the Tax Sharing Agreement.

Results of Operations

The following table sets forth our results of operations in dollars and as a percentage of revenue for the periods indicated:

	Three months Ended				Six months Ended
	June 28, 2025		June 29, 2024		June 28, 2025		June 29, 2024
		% of		% of		% of		% of
U.S. dollars in millions	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
Revenue	$506	100%	$439	100%	$944	100%	$678	100%
Cost of revenue	254	50%	230	52%	485	51%	415	61%
Gross profit	252	50%	209	48%	459	49%	263	39%
Operating expenses:
Research and development, net	282	56%	256	58%	557	59%	499	74%
Sales and marketing	25	5%	28	6%	56	6%	62	9%
General and administrative	19	4%	19	4%	37	4%	34	5%
Total operating expenses	326	64%	303	69%	650	69%	595	88%
Operating income (loss)	$(74)	(15)%	$(94)	(21)%	$(191)	(20)%	$(332)	(49)%
Financial income (expense), net	13	3%	13	3%	31	3%	30	4%
Income (loss) before income taxes	(61)	(12)%	(81)	(18)%	(160)	(17)%	(302)	(45)%
Benefit (provision) for income taxes	(6)	(1)%	(5)	(1)%	(9)	(1)%	(2)	—%
Net income (loss)	$(67)	(13)%	$(86)	(20)%	$(169)	(18)%	$(304)	(45)%
(1)	Includes amortization of acquired intangible assets, as follows:

	Three months ended		Six months ended
U.S. dollars in millions	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Cost of revenue	$94	$94	$188	$188
Sales and marketing	17	17	34	34
Total amortization of acquired intangible assets	$111	$111	$222	$222
(2)	Includes share-based compensation expense, as follows:

	Three months ended		Six months ended
U.S. dollars in millions	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Cost of revenue	$1	$1	$1	$1
Research and development, net	59	55	116	108
Sales and marketing	2	—	3	2
General and administrative	7	6	14	13
Total share-based compensation	$69	$62	$134	$124

Comparison of the three and six months ended June 28, 2025 and June 29, 2024

Revenue

In the three months ended June 28, 2025, revenue increased by $67 million, or 15%, compared to the three months ended June 29, 2024. This increase in revenue was primarily due to an increase of $91 million or 24% in EyeQTM SoC revenue mostly attributable to a 28% increase in volume, resulting from higher customer demand and from the normalization of excess inventory by our Tier 1 customers that was previously used to satisfy demand during the first half of 2024. This was partially offset by a decrease of $23 million in SuperVisionTM related revenue. Average System Price, calculated as the sum of revenue related to EyeQTM and SuperVisionTM systems divided by the number of systems delivered, decreased by approximately 9%, primarily due to the lower percentage of SuperVisionTM related revenue as compared to the second quarter of 2024.

In the six months ended June 28, 2025, revenue increased by $266 million, or 39%, compared to the six months ended June 29, 2024. This increase was primarily due to an increase of $330 million, or 60%, in EyeQTM SoC revenue attributable mainly to a 63% increase in volume, resulting mainly from the normalization of excess inventory by our Tier 1 customers that was previously used to satisfy demand during the first half of 2024. This was partially offset by a decrease of $66 million in SuperVisionTM related revenue. Average System Price, calculated as the sum of revenue related to EyeQTM and SuperVisionTM systems divided by the number of systems delivered, decreased by 13%, due to lower percentage of SuperVisionTM related revenue as compared to the six months ended June 29, 2024.

Cost of Revenue

In the three months ended June 28, 2025, our cost of revenue increased by $24 million, or 10% compared to the three months ended June 29, 2024. In the six months ended June 28, 2025, our cost of revenue increased by $70 million, or 17%, compared to the six months ended June 29, 2024. In both periods, the increase is attributed to manufacturing costs, mainly resulting from the growth in sales of EyeQTM SoC, which was partially offset by the decrease in sales of SuperVisionTM systems.

Gross Profit and Margin

In the three months ended June 28 2025, our gross profit increased by $43 million, or 21% compared to the three months ended June 29, 2024. In the six months ended June 28 2025, our gross profit increased by $196 million, or 75%, compared to the six months ended June 29, 2024. The increase in both periods was primarily due to the increase in sales of EyeQTM systems, which was slightly offset by the decrease in sales of SuperVisionTM systems.

In the three months ended June 28 2025, our gross margin increased to 50% compared to 48% in the three months ended June 29, 2024. In the six months ended June 28, 2025, our gross margin increased to 49% compared to 39% in the six months ended June 29, 2024. The increase in both periods was primarily due to the lower impact of amortization of intangible assets as a percentage of revenue.

Research and Development Expenses, net

Research and development expenses, net, in the three months ended June 28, 2025, increased by $26 million, or 10%, compared to the three months ended June 29, 2024. This increase was primarily due to an increase in payroll and related expenses, resulting mainly from an increase in average research and development headcount of 131 employees, as well as higher share-based compensation expenses. This was partially offset by an increase in NRE reimbursements influenced by the projects’ progress and timing.

Research and development expenses, net, in the six months ended June 28, 2025 increased by $58 million, or 12%, compared to the six months ended June 29, 2024. This increase was mainly due to an increase in payroll and related expenses, resulting from an increase in average research and development headcount of 135 employees, as well as an increase in share-based compensation. Additionally, there was an increase in depreciation costs associated with additional sites.

Sales and Marketing Expenses

Sales and marketing expenses in the three months ended June 28, 2025, decreased by $3 million or 11% compared to the three months ended June 29, 2024, mainly due to lower marketing expenses.

Sales and marketing expenses in the six months ended June 28, 2025, decreased by $6 million or 10% compared to the six months ended June 29, 2024. This decrease is mainly associated with a decrease in payroll and related expenses due to the wind down of the after market division that took place in 2024.

General and Administrative Expenses

General and administrative expenses remained flat in the three months ended June 28, 2025 compared to the three months ended June 29, 2024.

General and administrative expenses in the six months ended June 28, 2025 increased by $3 million or 9%, compared to the six months ended June 29, 2024. This increase was primarily due to an increase in legal and corporate expenses.

Financial Income (expense), net

Financial income, net, remained flat in the three months ended June 28, 2025 compared to the three months ended June 29, 2024. Financial income, net, in the six months ended June 28, 2025 increased by $1 million, or 3%, compared to the six months ended June 29, 2024, due to an increase in interest income, which was partially offset by the impact of fluctuations in foreign exchange rates.

Benefit (Provision) for Income Tax

In the three months ended June 28, 2025 provision for income tax was $6 million, compared to a $5 million provision for income tax in the three months ended June 29, 2024. In the six months ended June 28, 2025, provision for income tax was $9 million, compared to a $2 million provision for income tax in the six months ended June 29, 2024. In both periods, the change is mainly related to a lower loss before income taxes compared to prior-year period.

Liquidity and Capital Resources

We believe we have sufficient sources of funding to meet our business requirements and plans for the next 12 months and in the longer term. Cash generated by operations is our primary source of liquidity for funding our strategic business requirements.

Our primary uses of funds have been for funding increases in headcount in our research and development departments, investments attributable to new product development, as well as for funding our capital expenditures. Our capital expenditures have related mainly to data storage and other computer related equipment, expenditure related to research and development projects and to the construction of new sites, and were $28 million and $46 million for the six months ended June 28, 2025 and June 29, 2024, respectively.

To fund our cash requirements in the ordinary course of business, we anticipate that we will continue to primarily rely on operating cash flows, supplemented by our total cash and cash equivalents. We expect our total capital expenditures for 2025 to be similar compared to our total capital expenditures in 2024. We continue to invest in equipment related to the development of our next generation products. Our future capital requirements will depend on many factors, including our growth rate and the timing and extent of operating expenses.

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

Cash Flows

The following table sets forth certain consolidated statements of cash flow data:

	Six months ended
U.S. dollars in millions	June 28, 2025	June 29, 2024
Net cash provided by operating activities	$322	$70
Net cash used in investing activities	(39)	(64)
Net cash provided by (used in) financing activities	—	(11)
Effect of foreign exchange rate changes on cash and cash equivalents	8	(5)
Increase (decrease) in cash, cash equivalents and restricted cash	$291	$(10)

Operating activities

For the six months ended June 28, 2025 compared to the six months ended June 29, 2024, the $252 million increase in cash provided by operating activities was mainly due to a decrease in net loss and a decrease in inventories compared to an increase in prior year period, partially offset by a slight increase in trade accounts receivable compared to a decrease in prior year period.

Investing activities

Net cash used in investing activities in the six months ended June 28, 2025 and June 29, 2024 was $39 million and $64 million, respectively, consisting of capital expenditures and debt investments.

Financing activities

Net cash provided by (used in) financing activities in the six months ended June 28, 2025 and June 29, 2024 was $0 million and $11 million, respectively, consisting of share-based compensation recharge payments made to Intel.

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

Severance pay liability increased from $62 million as of December 28, 2024, to $69 million as of June 28, 2025, mainly due to the impact of fluctuations in foreign exchange rates.

Lease liabilities

We have lease agreements for vehicles and offices. We lease office space in various locations in Israel and around the world including USA, Germany and China. All leases are operating leases with fixed payment terms where some of the leases include annual increases to lease payments based on an index or a rate. Lease liabilities, representing the present value of future lease payments, have increased from $50 million as of December 28, 2024 to $56 million as of June 28, 2025, reflecting mainly new lease contracts and foreign currency exchange effects, partially offset by the progress in lease payments for existing arrangements.

Indebtedness

We have several bank guarantees aggregating approximately $19 million as of June 28, 2025 (denominated in New Israeli Shekels) mainly in connection with lease agreements and import of vehicles.

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

Set forth below is the reconciliation of gross profit to Adjusted Gross Profit and the calculations of Gross Margin and Adjusted Gross Margin:

	Three months Ended				Six months Ended
	June 28, 2025		June 29, 2024		June 28, 2025		June 29, 2024
U.S. dollars in millions	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Gross Profit and Margin	$252	50%	$209	48%	$459	49%	$263	39%
Add: Amortization of acquired intangible assets	94	19%	94	21%	188	20%	188	28%
Add: Share-based compensation expense	1	—%	1	—%	1	—%	1	—%
Adjusted Gross Profit and Margin	$347	69%	$304	69%	$648	69%	$452	67%

Our Gross Margin (gross profit as a percentage of revenue) and Adjusted Gross Margin (Adjusted Gross Profit as a percentage of revenue) reflect the high value-added nature of our solutions. As we develop and sell full systems that include hardware beyond EyeQTM SoCs, we expect that our Gross Margin and Adjusted Gross Margin will decrease over time because of the greater hardware content included in our solutions. However, as a result of a higher expected selling price for such systems, we expect our gross profit per unit will increase on a dollar basis.

Our Adjusted Gross Margin remained flat in the three months ended June 29, 2024 compared to the three months ended June 28, 2025, primarily due to an increase in the percentage of revenue attributable to EyeQTM SoCs which was offset by a slight reduction in EyeQTM ASP, mainly due to higher volumes in China.

Our Adjusted Gross Margin increased from 67% for the six months ended June 29, 2024 to 69% for the six months ended June 28, 2025. This increase was primarily due to an increase in the percentage of revenue attributable to EyeQTM SoCs which was offset by a slight reduction in EyeQTM ASP, mainly due to higher volumes in China.

Adjusted Operating Income (Loss) and Margin

We define Adjusted Operating Income (Loss) as operating income (loss) presented in accordance with GAAP, adjusted to exclude amortization of acquisition related intangibles and share-based compensation expenses. Operating Margin is calculated as operating income (loss) divided by total revenue, and Adjusted Operating Margin is calculated as Adjusted Operating Income (Loss) divided by total revenue.

Set forth below is the reconciliation of operating income (loss) to Adjusted Operating Income (Loss) and the calculations of Operating Margin and Adjusted Operating Margin:

	Three months Ended				Six months Ended
	June 28, 2025		June 29, 2024		June 28, 2025		June 29, 2024
U.S. dollars in millions	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Operating Income (Loss) and Operating Margin	$(74)	(15)%	$(94)	(21)%	$(191)	(20)%	$(332)	(49)%
Add: Amortization of acquired intangible assets	111	22%	111	25%	222	24%	222	33%
Add: Share-based compensation expense	69	14%	62	14%	134	14%	124	18%
Adjusted Operating Income and Margin	$106	21%	$79	18%	$165	17%	$14	2%

Operating loss decreased from $(94) million in the three months ended June 29, 2024 to $(74) in three months ended June 28, 2025, mainly due to an increase in gross profit, partially offset by higher operating expenses.

Operating loss decreased from $(332) in the six months ended June 29, 2024 to $(191) in the six months ended June 28, 2025, mainly due to the increase in revenue, partially offset by higher operating expenses.

Our Adjusted Operating Income increased by $27 million in the three months ended June 28, 2025 compared to the three months ended June 29, 2024, and by $151 million in the six months ended June 28, 2025 compared to the six months ended June 29, 2024. The increase in both periods was mainly due to the increase in revenue partially offset by an increase in operating expenses.

Our Adjusted Operating Margin increased from 18% for the three months ended June 29, 2024 to 21% for the three months ended June 28, 2025. Our Adjusted Operating Margin increased from 2% for the six months ended June 29, 2024 to 17% for the six months ended June 28, 2025. The increase in both periods is mainly due to lower operating expenses as a percentage of revenue.

Adjusted Net Income (Loss)

We define Adjusted Net Income (Loss) as net income (loss) presented in accordance with GAAP, adjusted to exclude amortization of acquisition related intangibles and share-based compensation expense as well as the related income tax effects. Income tax effects have been calculated using the applicable statutory tax rate for each adjustment taking into consideration the associated valuation allowance impacts. The adjustment for income tax effects consists primarily of the deferred tax impact of the amortization of acquired intangible assets.

Set forth below is the reconciliation of net income (loss) to Adjusted Net Income (Loss):

	Three months Ended				Six months Ended
	June 28, 2025		June 29, 2024		June 28, 2025		June 29, 2024
U.S. dollars in millions	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Net Income (Loss)	$(67)	(13)%	$(86)	(20)%	$(169)	(18)%	$(304)	(45)%
Add: Amortization of acquired intangible assets	111	22%	111	25%	222	24%	222	33%
Add: Share-based compensation expense	69	14%	62	14%	134	14%	124	18%
Less: Income tax effects	(11)	(2)%	(11)	(2)%	(22)	(2)%	(21)	(3)%
Adjusted Net Income	$102	20%	$76	17%	$165	18%	$21	3%

The three months ended June 28, 2025 ended with a net loss of $(67) million compared to a $(86) million net loss in the three months ended June 29, 2024. Our net loss decreased by $135 million in the six months ended June 28, 2025, compared to the six months ended June 29, 2024. The decrease in net loss in both periods is mainly due to an increase in gross profit partially offset by higher operating expenses.

Our Adjusted Net Income increased by $26 million in the three months ended June 28, 2025, compared to the three months ended June 29, 2024. Our Adjusted Net Income increased by $144 million in the six months ended June 28, 2025, compared to the six months ended June 29, 2024. The increase in both periods is primarily due to the increase in Adjusted Gross Profit, partially offset by an increase in operating expenses.

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

Note 2, “Significant Accounting Policies” of the Notes to the condensed consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and in the Notes to the Consolidated Financial Statements in Part II, Item 8 of the 2024 Form 10-K describe the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. There have been no material changes to the Company’s critical accounting estimates since the 2024 Form 10-K.

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

Forward-looking statements contained in this report may include, but are not limited to, statements about:

●further deterioration of macroeconomic conditions due to ongoing global economic and political uncertainty (as our current guidance assumes the estimated production and/or demand impact of current tariff conditions);

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
●adverse conditions in Israel, including in connection with the Israeli military operations in response to the October 7, 2023 terrorist attacks or the conflict between Israel and Iran, which may affect our operations and may limit our ability to produce and sell our solutions;
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

Interest Rate Risk

Our investments in money market funds, U.S. government bonds and short term deposits are subject to market risk due to changes in interest rates, which may affect our interest income and fair market value of our investments. To minimize this risk, we invest in institutional investors money market funds, which consist of high-grade securities. Our short term deposits are redeemable upon demand and held in banks domiciled in the U.S. and Europe, as well as in Israel. As of June 28, 2025 and December 28, 2024, our investment in money market funds was $1,003 million and $951 million, respectively; our U.S. government bonds were $44 million and $33 million, respectively; and our short term deposits were $649 million and $419 million, respectively.

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

If the New Israeli Shekel had strengthened by 10% against the U.S. dollar, it would have decreased our cash flows by approximately $21 million in the six months ended June 28, 2025. If the New Israeli Shekel had strengthened by 10% against the U.S. dollar, it would have decreased our cash flows by approximately $32 million in the six months ended June 29, 2024.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Legal Actions

U.S. Class Action

Securities Litigation. On January 16, 2024, a putative class action captioned McAuliffe v. Mobileye Global Inc., et al., 1:24-CV-00310 (S.D.N.Y.), was filed in the United States District Court for the Southern District of New York against Mobileye and certain of its current and former officers. Following consolidation of the action with a substantively identical case, Le v. Mobileye Global Inc. et al., 1:24 - CV - 01390 (S.D.N.Y.), and the appointment of a lead plaintiff, an amended complaint was filed on September 13, 2024. In response to the defendants’ motion to dismiss, filed on October 25, 2024, lead plaintiff filed a second amended complaint on November 22, 2024. The second amended complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with defendants’ alleged misstatements and omissions concerning the build-up of excess inventory by certain Tier 1 Mobileye customers, and seeks unspecified damages and other relief on behalf of all persons and entities who purchased or otherwise acquired Mobileye securities between January 26, 2023 and August 8, 2024. The second amended complaint also includes claims asserted by an additional plaintiff under Sections 11 and 15 of the Securities Act of 1933 on behalf of a putative class of purchasers of Mobileye Class A common stock offered in Mobileye’s June 5, 2023 secondary offering. Mobileye and the individual defendants filed a motion to dismiss the second amended complaint on December 20, 2024. On January 24, 2025, the lead plaintiff filed a brief in opposition to Mobileye’s and the other named defendants’ motion to dismiss. On February 21, 2025, Mobileye and the other named defendants jointly filed a brief in reply to the lead plaintiff’s opposition brief. On April 16, 2025, the Court granted the defendants’ motion and dismissed the second amended complaint in full without leave to amend, closing the case. On May 16, 2025, the lead plaintiff filed a notice of appeal with the U.S. Court of Appeals for the Second Circuit. On July 11, 2025, the lead plaintiff filed a brief in support of their appeal. We intend to defend the matter vigorously. No provision was recorded in the condensed consolidated financial statements as of June 28, 2025.

U.S. Derivative Action - U.S. District Court for the Southern District of New York

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

On June 27, 2024, an additional derivative lawsuit was filed in the United States District Court for the Southern District of New York against certain members of the Mobileye Board of Directors, certain of Mobileye’s current and former officers, and Intel Corporation, in its capacity as Mobileye’s controlling shareholder. Mobileye was also named as nominal defendant. On July 9th, 2024, this derivative action was consolidated with the derivative action originally filed on April 12, 2024 and the consolidated derivative action was stayed by the court pending resolution of the anticipated motion to dismiss in the consolidated securities action. Following dismissal of the consolidated securities action, the Court ordered the parties to jointly propose a schedule for further proceedings by April 24, 2025. On April 25, 2025, the Court entered a stipulation and order of voluntary dismissal without prejudice. In the event the plaintiffs refile this lawsuit, we intend to continue defending the matter vigorously. No provision was recorded in the condensed consolidated financial statements as of June 28, 2025.

U.S. Derivative Action - State of Delaware

On May 6, 2025, a derivative lawsuit captioned Levitan et al. vs. Shashua et al. was filed in the State of Delaware’s Court of Chancery against certain current and former members of the Mobileye Board of Directors and against Intel Corporation, in its capacity as Mobileye’s controlling shareholder. Mobileye was also named as a nominal defendant. The complaint principally asserts claims for breach of fiduciary duty against the named director defendants and breach of fiduciary duty and unjust enrichment against Intel Corporation, alleging that the named director defendants and Intel should not have authorized Mobileye’s June 5, 2023 secondary offering given their purported knowledge of the alleged challenges facing the Company concerning customer demand and the buildup of excess inventory by Mobileye’s Tier 1 customers. The complaint seeks unspecified damages and other relief. We intend to defend the matter vigorously. No provision was recorded in the condensed consolidated financial statements as of June 28, 2025.

U.S. Patent Litigation

On January 26, 2024, Facet Technology Corp. (“Facet”) sued Mobileye in the U.S. District Court for the Eastern District of Texas for allegedly infringing two patents. Captioned Facet Technology Corp. v. Mobileye Global, Inc., the complaint alleges that certain Mobileye products directly and indirectly infringe both patents. The complaint seeks unspecified damages, a permanent injunction, and attorneys’ fees and costs. On November 4, 2024, Mobileye filed a motion to dismiss asserting improper venue, which the court dismissed without prejudice to refile in view of an amended complaint filed by Facet, adding Mobileye Vision Technologies Ltd. and Mobileye Inc., each wholly-owned indirect subsidiaries of Mobileye Global Inc., as additional defendants. On November 7, 2024, Mobileye Vision Technologies Ltd. and Mobileye Inc., sued Facet Technology Corp. in the U.S. District Court of Minnesota seeking a declaratory judgement that the Mobileye plaintiffs do not infringe either patent. On March 5, 2025, the Patent Trial and Appeal Board of the US Patent and Trademark Office instituted two Inter Parte Review (IPR) proceedings filed by Mobileye Vision Technologies Ltd. against the patents asserted by Facet. On March 15, 2025, the parties agreed and the relevant courts entered orders staying all litigation pending the outcome of the IPRs. On March 19, 2025, Facet filed requests for reconsideration of both institution decisions. On April 22, 2025, the Patent Trial and Appeal Board denied Facet’s request for reconsideration in respect of one of the institution decisions. On May 2, 2025, the U.S. Patent and Trademark Office denied Facet’s request for Director Review of the second institution decision. We intend to defend the matter vigorously. No provision was recorded in the condensed consolidated financial statements as of June 28, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sale of Unregistered Securities

There were no sales of unregistered equity securities during the three months ended June 28, 2025.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.9*	Amended and Restated Mobileye Global Inc. 2022 Equity Incentive Plan
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer of Mobileye Global Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the Chief Financial Officer of Mobileye Global Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

The following financial statements from Mobileye Global Inc.’s Quarterly Report on Form 10-Q for the three months ended June 28, 2025, filed with the Securities and Exchange Commission on July 24, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mobileye Global Inc.
Date: July 24, 2025
	By:	/s/ Professor Amnon Shashua
Professor Amnon Shashua
Chief Executive Officer, President and Director (Principal Executive Officer)

	By:	/s/ Moran Shemesh Rojansky
Moran Shemesh Rojansky
Chief Financial Officer (Principal Financial and Accounting Officer)