Form 10-Q
period 2025-09-27
Mobileye Global Inc.
filed 2025-10-23
CIK 1910139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2025

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

There were 216,005,938 shares of Class A common stock, $0.01 par value, outstanding at October 15, 2025.

MOBILEYE GLOBAL INC.

FORM 10-Q

For the quarterly period ended September 27, 2025

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

Part 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOBILEYE GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 27,	December 28,
U.S. dollars in millions, except share and per share data	2025	2024
Assets
Current assets
Cash and cash equivalents	$1,749	$1,426
Trade accounts receivable, net	201	212
Inventories	318	415
Other current assets	148	121
Total current assets	2,416	2,174
Non-current assets
Property and equipment, net	453	458
Intangible assets, net	1,276	1,609
Goodwill	8,200	8,200
Other long-term assets	135	138
Total non-current assets	10,064	10,405
TOTAL ASSETS	$12,480	$12,579
Liabilities and Equity
Current liabilities
Accounts payable and accrued expenses	$211	$190
Employee related accrued expenses	125	105
Related party payable	4	4
Other current liabilities	34	34
Total current liabilities	374	333
Non-current liabilities
Long-term employee benefits	74	62
Deferred tax liabilities	32	47
Other long-term liabilities	65	50
Total non-current liabilities	171	159
Contingencies (see note 11)
TOTAL LIABILITIES	$545	$492
Equity
Class A common stock: $0.01 par value; 4,000,000,000 shares authorized; shares issued and outstanding: 216,005,938 as of September 27, 2025 and 100,226,477 as of December 28, 2024	2	1
Class B common stock: $0.01 par value; 1,500,000,000 shares authorized; shares issued and outstanding: 597,768,015 as of September 27, 2025 and 711,500,000 as of December 28, 2024	6	7
Additional paid-in capital	15,240	15,137
Accumulated other comprehensive income (loss)	12	2
Retained earnings (accumulated deficit)	(3,325)	(3,060)
TOTAL EQUITY	11,935	12,087
TOTAL LIABILITIES AND EQUITY	$12,480	$12,579

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MOBILEYE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
U.S. dollars in millions, except share and per share data	2025	2024	2025	2024
Revenue	$504	$486	$1,448	$1,164
Cost of revenue	261	249	746	664
Gross profit	243	237	702	500
Research and development, net	304	303	861	802
Sales and marketing	29	28	85	90
General and administrative	19	18	56	52
Goodwill impairment	—	2,695	—	2,695
Total operating expenses	352	3,044	1,002	3,639
Operating income (loss)	(109)	(2,807)	(300)	(3,139)
Financial income (expense), net	17	14	48	44
Income (loss) before income taxes	(92)	(2,793)	(252)	(3,095)
Benefit (provision) for income taxes	(4)	78	(13)	76
Net income (loss)	$(96)	$(2,715)	$(265)	$(3,019)
Earnings (loss) per share attributed to Class A and Class B stockholders:
Basic and diluted	$(0.12)	$(3.35)	$(0.33)	$(3.74)
Weighted-average number of shares used in computation of earnings (loss) per share attributed to Class A and Class B stockholders (in millions):
Basic and diluted	814	811	813	808
Net income (loss)	(96)	(2,715)	(265)	(3,019)
Other comprehensive income (loss), net of tax	(5)	—	10	—
TOTAL COMPREHENSIVE INCOME (LOSS)	$(101)	$(2,715)	$(255)	$(3,019)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MOBILEYE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Common Stock
				Accumulated	Retained
			Additional	Other	Earnings	Total
	Number of		paid-in	Comprehensive	(Accumulated	Shareholders’
U.S. dollars except number of shares, in millions	shares	Amount	capital	Income (Loss)	deficit)	Equity
Three Months Ended
Balance as of June 28, 2025	815	$8	$15,270	$17	$(3,229)	$12,066
Net income (loss)	—	—	—	—	(96)	(96)
Other comprehensive income (loss), net	—	—	—	(5)	—	(5)
Share-based compensation expense	—	—	72	—	—	72
Recharge to Parent for Share-based compensation	—	—	(2)	—	—	(2)
Issuance of common stock under employee share-based compensation plans	5	—	—	—	—	—
Repurchase of common stock from Parent	(6)	—	(100)	—	—	(100)
Balance as of September 27, 2025	814	$8	$15,240	$12	$(3,325)	$11,935

Balance as of June 29, 2024	809	$8	$14,985	$—	$(274)	$14,719
Net income (loss)	—	—	—	—	(2,715)	(2,715)
Share-based compensation expense	—	—	79	—	—	79
Recharge to Parent for Share-based compensation	—	—	(5)	—	—	(5)
Issuance of common stock under employee share-based compensation plans	2	—	—	—	—	—
Balance as of September 28, 2024	811	$8	$15,059	$—	$(2,989)	$12,078

Nine Months Ended
Balance as of December 28, 2024	812	$8	$15,137	$2	$(3,060)	$12,087
Net income (loss)	—	—	—	—	(265)	(265)
Other comprehensive income (loss), net	—	—	—	10	—	10
Tax sharing agreement with Parent	—	—	3	—	—	3
Share-based compensation expense	—	—	206	—	—	206
Recharge to Parent for Share-based compensation	—	—	(6)	—	—	(6)
Issuance of common stock under employee share-based compensation plans	8	—	—	—	—	—
Repurchase of common stock from Parent	(6)	—	(100)	—	—	(100)
Balance as of September 27, 2025	814	$8	$15,240	$12	$(3,325)	$11,935

Balance as of December 30, 2023	806	$8	$14,886	$—	$30	$14,924
Net income (loss)	—	—	—	—	(3,019)	(3,019)
Share-based compensation expense	—	—	203	—	—	203
Recharge to Parent for Share-based compensation	—	—	(30)	—	—	(30)
Issuance of common stock under employee share-based compensation plans	5	—	—	—	—	—
Balance as of September 28, 2024	811	$8	$15,059	$—	$(2,989)	$12,078

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MOBILEYE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 27,	September 28,
U.S. dollars in millions	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(265)	$(3,019)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	54	46
Share-based compensation	206	203
Amortization of intangible assets	333	333
Goodwill impairment	—	2,695
Exchange rate differences on cash and cash equivalents	(8)	2
Deferred income taxes	(16)	(98)
Other	5	1
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts receivable	11	113
Decrease (increase) in other current assets	15	7
Decrease (increase) in inventories	97	(66)
Increase (decrease) in accounts payable, accrued expenses and related party payable	22	(55)
Increase (decrease) in employee-related accrued expenses and long-term benefits	32	24
Increase (decrease) in other current liabilities	(1)	10
Decrease (increase) in other long-term assets	(3)	(5)
Increase (decrease) in other long-term liabilities	7	5
Net cash provided by operating activities	489	196
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(52)	(68)
Purchases of debt and equity investments	(79)	(32)
Maturities and sales of debt and equity investments	67	2
Net cash used in investing activities	(64)	(98)
CASH FLOWS FROM FINANCING ACTIVITIES
Share-based compensation recharge	(2)	(16)
Repurchase of common stock from Parent	(100)	—
Net cash used in financing activities	(102)	(16)
Effect of foreign exchange rate changes on cash and cash equivalents	8	(2)
Increase in cash, cash equivalents and restricted cash	331	80
Balance of cash, cash equivalents and restricted cash, at beginning of year	1,438	1,226
Balance of cash, cash equivalents and restricted cash, at end of period	$1,769	$1,306
Supplementary non-cash investing and financing activities:
Non-cash purchase of property and equipment	$7	$9
Non-cash share based compensation recharge	$—	$14
Tax sharing agreement with Parent	$(3)	$—
Conversion of Class B common stock to Class A common stock	$1	$—
Supplemental cash flow information:
Cash received (paid) for income taxes, net of refunds	$(7)	$(20)

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

Intel Corporation (“Intel” or the “Parent”) directly or indirectly holds all of the Class B common stock of Mobileye, which as of September 27, 2025, represents approximately 79.6% of our outstanding common stock and 97.3% of the voting power of our common stock.

Operations in Israel

On October 7, 2023, Hamas launched a series of attacks on civilian and military targets in Southern Israel and Central Israel, to which the Israel Defense Forces have responded. In addition, both Hezbollah and the Houthi movement have attacked military and civilian targets in Israel, to which Israel has responded, including through increased air and ground operations in Lebanon. In addition, the Houthi movement has attacked international shipping lanes in the Red Sea, to which both Israel and the United States have responded. Further, on April 13, 2024 and October 1, 2024, Iran launched a series of drone and missile strikes against Israel, to which Israel has responded. Most recently, on June 13, 2025, Israel launched a preemptive attack on Iran, to which Iran responded with ballistic missile and drone attacks. On June 23, 2025, Israel and Iran agreed to a ceasefire, although there is no assurance that the ceasefire will continue. On October 9, 2025, Israel, Hamas, the United States and other countries in the region agreed to a framework for a ceasefire in Gaza between Israel and Hamas. How long and how severe the current conflicts in Gaza, Northern Israel, Lebanon, Iran or the broader region become is unknown at this time and any continued clash among Israel, Hamas, Hezbollah, Iran or other countries or militant groups in the region may escalate in the future into a greater regional conflict. To date, our operations have not been materially affected, although as of October 15, 2025 approximately 3.8% of our employees have been called to reserve duty in the Israel Defense Forces. We expect that the current conflict in the Gaza Strip, Lebanon, Iran and the broader region, as well as the security escalation in Israel, will not have a material impact on our business results in the short term. However, since these are events beyond our control, their continuation or cessation may affect our expectations. We continue to monitor political and military developments closely and examine the consequences for our operations and assets.

Secondary Offering, Share Repurchase and Conversion

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

In connection with and conditional upon the closing of the Secondary Offering, on July 11, 2025 the Company purchased from Intel 6,231,985 shares of Class A common stock (which shares were received upon the conversion of 6,231,985 shares of Class B common stock into Class A common stock) at a price of $16.04625 per share, which is equal to the per share purchase price paid by the underwriters in the Secondary Offering pursuant to a share repurchase agreement with Intel (the “Share Repurchase”). The aggregate consideration paid by the Company for the Share Repurchase was $100 million and is subject to a nondeductible excise tax of 1% pursuant to the Inflation Reduction Act of 2022. Upon closing of the Share Repurchase, the Company cancelled and retired the 6,231,985 shares of Class A common stock acquired pursuant to the Share Repurchase. The excess of the repurchase price over par value was charged to additional paid in capital.

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

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company paid the costs, which were approximately $1 million, associated with the registration of shares in connection with the Secondary Offering and Option, other than underwriting discounts, fees and commissions.

Upon completion of the Secondary Offering, Share Repurchase, Option and Conversion and as of September 27, 2025, Intel continues to directly or indirectly hold all of the Class B common stock of Mobileye as well as 50,000,000 shares of Class A common stock, which together represent approximately 79.6% of our outstanding common stock and 97.3% of the voting power of our common stock.

As a result of the Secondary Offering, Share Repurchase, Option and Conversion, the Company has concluded that from a U.S. income tax perspective, Intel no longer holds a sufficient percentage of the Company’s issued and outstanding common stock, which resulted in the deconsolidation of the Company from Intel’s U.S. domestic income tax return on July 11, 2025 (the “Tax Deconsolidation”). Following the Tax Deconsolidation, the Company is no longer included in Intel’s U.S. domestic consolidated income tax return and will be filing its own U.S. corporate income tax returns for periods beginning July 12, 2025.

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

The results of operations for the three and nine months ended September 27, 2025 shown in this report are not necessarily indicative of the results to be expected for the full year ending 2025. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 28, 2024.

There have been no material changes in our significant accounting policies as described in our consolidated financial statements for the fiscal year ended December 28, 2024, except as detailed below regarding accounting for share repurchases. For further detail, see Note 2 in the audited consolidated financial statements for the fiscal year ended December 28, 2024.

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

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On an on-going basis, management evaluates its estimates, judgments, and assumptions. The most significant estimates and assumptions relate to useful lives of intangible assets, impairment assessment of intangible assets and goodwill and income taxes. A change in estimates, including a change in the overall market value of the Company, could require reassessments of the items noted above.

Cash, cash equivalents and restricted cash

The following is a reconciliation of the cash, cash equivalents and restricted cash as of each period end:

	As of
U.S. dollars in millions	September 27, 2025	December 28, 2024
Cash	$78	$56
Short term deposits	661	419
Money market funds	1,010	951
Restricted cash (within other current and other long-term assets)	20	12
Cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows	$1,769	$1,438

Fair value measurement

The carrying value of short-term deposits classified as cash equivalents approximates their fair value due to the short maturity of these items.

The Company’s investment in money market funds is measured at fair value within Level 1 of the fair value hierarchy because they consist of financial assets for which quoted prices are available in an active market. Interest income related to money market funds for the three months ended September 27, 2025 and September 28, 2024 amounted to $10 million and $12 million, respectively; and $31 million and $36 million for the nine months ended September 27, 2025 and September 28, 2024, respectively.

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

Participation in expenses for research and development projects are recognized on the basis of the costs incurred and are netted against research and development expenses in the condensed consolidated statements of operations and comprehensive income (loss). Research and development reimbursements of $16 million and $24 million were offset against research and development costs in the three months ended September 27, 2025 and September 28, 2024, respectively; and $61 million and $72 million were offset in the nine months ended September 27, 2025 and September 28, 2024, respectively.

Derivatives and hedging

During the fourth quarter of 2024 the Company initiated a foreign currency cash flow hedging program, designed to hedge the Company’s foreign exchange rate risk, resulting from ILS payroll expenses. The Company hedges portions of its forecasted payroll payments denominated in ILS for a period of up to 12 months, using forward contracts that are designated as cash flow hedges, as defined by ASC 815. These derivative instruments are measured at fair value within Level 2 of the fair value hierarchy. Derivative instruments are recorded as other current assets or other current liabilities, according to the timing of settlement. For these derivative instruments, designated as a cash flow hedge, gains and losses are reported as a component of other comprehensive income (loss) and reclassified into earnings in the same line item associated with the hedged transaction and in the same period or periods during which the hedged transaction affects the statement of operations. As of September 27, 2025, the Company expects to reclassify all of its unrealized gains and losses from accumulated other comprehensive income (loss) to earnings during the next twelve months. The cash flows associated with these derivatives are classified in the consolidated statements of cash flows consistently with the classification of the underlying hedged transaction, within cash flows from operating activities.

The notional amount and fair value of outstanding derivatives at the end of each period were:

	As of
U.S. dollars in millions	September 27, 2025	December 28, 2024
Notional amount of derivatives contracts	$204	$214
Fair value of derivative assets	$13	$2

The change in accumulated other comprehensive income (loss) relating to gains (losses) on derivatives used for hedging was as follows:

	Three Months Ended		Nine Months Ended
U.S. dollars in millions	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Other comprehensive income (loss) before reclassifications	$2	$—	$24	$—
Amounts reclassified out of accumulated other comprehensive (income) loss *	(7)	—	(13)	—
Tax effects	**	—	(1)	—
Other comprehensive income (loss), net	$(5)	$—	$10	$—

* Amounts of gains (losses) reclassified from other comprehensive income (loss) into profit or loss are recorded in cost of revenue and operating expenses.

** Less than $1 million.

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

During the periods presented in the condensed consolidated financial statements, certain components of the Company’s business operations were included in the Parent’s consolidated U.S. domestic income tax return while the Company continued to file various foreign income tax returns separately from the Parent. Following the Secondary Offering, which resulted in the Tax Deconsolidation (see also Note 1), the Company is no longer included in the Parent’s U.S. domestic consolidated income tax return and will be filing its own U.S. corporate income tax returns for periods beginning July 12, 2025 onwards. Prior to the Tax Deconsolidation event, the income tax provision included in the Company’s condensed consolidated financial statements was calculated using the separate return method, as if the Company had filed its own U.S. corporate income tax returns. However, the Tax Deconsolidation event does not have a material impact on the Company’s income tax provision for the nine months ended September 27, 2025.

The Company had previously entered into a Tax Sharing Agreement, which was amended and restated on August 14, 2024 (the “TSA”) with its Parent to establish the amount of cash payable for the Company’s share of the tax liability owed on consolidated tax return filings with its Parent. For periods prior to the Tax Deconsolidation, any differences between taxes currently payable to the Company’s Parent under the TSA and the current tax provision computed on a separate return basis, were reflected as adjustments to additional paid-in capital in the condensed consolidated statement of changes in equity and financing activities within the condensed consolidated statement of cash flows. As a result of the Tax Deconsolidation, starting July 12, 2025 the computation of cash payable between the Company and Intel, under the TSA, is no longer applicable with respect to U.S. federal income taxes. Accordingly, starting July 12, 2025, Mobileye calculates and reports its U.S. federal and applicable state income tax liabilities as a standalone taxpayer and will no longer allocate or share tax attributes, liabilities nor benefits with its Parent as previously required under the TSA. For periods prior to Tax Deconsolidation, Mobileye and its Parent will continue to account for any outstanding tax sharing obligations in accordance with the terms of the TSA.

Share repurchases

We have elected to retire shares repurchased to date. The retired shares are equivalent to authorized, unissued shares and are no longer considered to be outstanding or held in treasury. The excess purchase price of the shares over the par value is recorded as a reduction to additional paid-in-capital or to retained earnings if the balance in additional paid-in capital is not sufficient.

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

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company performs ongoing credit evaluations of its customers and has not experienced any material losses in the periods presented. The Company recognizes an allowance for credit losses for any potential uncollectible amounts. The allowance is based on various factors, including historical experience, the age of the accounts receivable balances, credit quality of the customers, and other reasonable and supportable information. This allowance consists of an amount based on overall estimated exposure for the receivable portfolio and amounts identified for specific customers. Expected credit losses are recorded as general and administrative expenses in the Company’s condensed consolidated statement of operations and comprehensive income. As of September 27, 2025 and December 28, 2024, the credit loss allowance for trade accounts receivable was not material. For the three and nine months ended September 27, 2025 and September 28, 2024, the charge-offs and recoveries in relation to the credit losses were not material.

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

New Accounting pronouncements

Accounting Pronouncements effective in future periods

In December 2023, the FASB issued ASU 2023-09 Improvements to Income Tax Disclosures. The ASU improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. For public business entities, the ASU is effective for annual periods beginning after December 15, 2024. The Company will be implementing the new income tax disclosures retrospectively.

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

In July 2025, the FASB issued Accounting Standards Update 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements and disclosures.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 - OTHER FINANCIAL STATEMENT DETAILS

Inventories

	As of
U.S. dollars in millions	September 27, 2025	December 28, 2024
Raw materials	$21	$35
Work in process	1	1
Finished goods	296	379
Total inventories	$318	$415

Inventory write-downs and write-offs totaled zero and $1 million for the three months ended September 27, 2025 and September 28, 2024, respectively; and $2 million and $2 million for the nine months ended September 27, 2025 and September 28, 2024, respectively.

Property and equipment

	As of
U.S. dollars in millions	September 27, 2025	December 28, 2024
Computers, electronic equipment and software	$239	$197
Vehicles	14	14
Office furniture and equipment	11	10
Buildings	320	321
Leasehold improvements	51	44
Total property and equipment, gross	$635	$586
Less: accumulated depreciation	(182)	(128)
Total property and equipment, net	$453	$458

Depreciation expenses totaled $18 million and $16 million for the three months ended September 27, 2025 and September 28, 2024, respectively; and $54 million and $46 million for the nine months ended September 27, 2025 and September 28, 2024, respectively. During the nine months ended September 27, 2025 and September 28, 2024, the Company derecognized the cost and accumulated depreciation of fully depreciated assets in the amount of $1 million and $7 million, respectively.

NOTE 4 - EQUITY

Share-based compensation plans

Mobileye Plan

In June 2025, the stockholders of the Company approved the Amended and Restated Mobileye Global Inc. 2022 Equity Incentive Plan (the “2022 Plan”). Equity awards under the 2022 Plan are granted for Class A shares and vest upon the satisfaction of a service-based vesting condition, mostly over service periods of three years.

Restricted Stock Units

The RSUs activity for the nine months ended September 27, 2025 for RSUs granted to Company’s employees under the 2022 Plan was as follows:

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

		Weighted average grant
	Number of RSUs	date fair value
	In thousands	U.S. dollars
Outstanding as of December 28, 2024	21,453	$27.0
Granted	21,839	16.4
Vested	(8,279)	27.8
Forfeited	(1,079)	25.8
Outstanding as of September 27, 2025	33,934	$20.0

The RSUs activity for the three months ended September 27, 2025 for RSUs granted to Company’s employees under the 2022 Plan was as follows:

		Weighted average grant
	Number of RSUs	date fair value
	In thousands	U.S. dollars
Outstanding as of June 28, 2025	19,396	$26.3
Granted	19,735	16.7
Vested	(4,852)	31.2
Forfeited	(345)	23.2
Outstanding as of September 27, 2025	33,934	$20.0

As of September 27, 2025, the unrecognized compensation cost related to all unvested RSUs granted under the 2022 Plan, was $509 million, which is expected to be recognized as an expense over a weighted-average period of 2.34 years.

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

Share-based compensation expense summary (for both Mobileye and Intel Plans)

Expenses recognized

Share-based compensation expenses included in the condensed consolidated statements of operations and comprehensive income (loss) were as follows:

	Three Months Ended		Nine Months Ended
U.S. dollars in millions	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Cost of revenue	$—	$—	$1	$1
Research and development, net	62	70	178	178
Sales and marketing	2	2	5	4
General and administrative	8	7	22	20
Total share-based compensation	$72	$79	$206	$203

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 - EARNINGS (LOSS) PER SHARE

The following table summarizes the calculation of basic earnings (loss) per share for the periods presented:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
In millions, except per share amounts	2025	2024	2025	2024
Numerator:
Net income (loss)	$(96)	$(2,715)	$(265)	$(3,019)
Denominator:
Weighted average common shares - basic and diluted	814	811	813	808
Earnings (loss) per share:
Basic and diluted	$(0.12)	$(3.35)	$(0.33)	$(3.74)

For the three months ended September 27, 2025 and September 28, 2024, the computation of diluted earnings (loss) per share attributable to common stockholders does not include 32.3 million and 20.4 million potential common shares, respectively; and 25.3 million and 17.0 million potential common shares for the nine months ended September 27, 2025 and September 28, 2024, respectively, related to restricted stock units granted under the 2022 Plan to the Company’s employees, as the effect of their inclusion would have been anti-dilutive.

NOTE 6 - INCOME TAXES

The Company’s quarterly benefit (provision) for income taxes and the estimates of its annual effective tax rate, are subject to fluctuation due to several factors, principally including variability in overall pre-tax income and the mix of tax paying components to which such income relates.

Prior to the Tax Deconsolidation, the income tax benefit (provision) included in these condensed consolidated financial statements had been calculated using the separate return method, as if the Company had filed its own tax returns. Following the Tax Deconsolidation, Mobileye becomes a standalone taxpayer from a U.S. federal and applicable state income tax perspective for the period starting July 12, 2025. As such, the Company now calculates and report its U.S. federal and applicable state income tax liabilities as a standalone taxpayer. Additionally, the Tax Deconsolidation results in an adjustment to the Company’s deferred income tax assets and liabilities, primarily with respect to its net operating losses, reflecting attributes that the Company will retain as a result of its status as a standalone taxpayer. Most of the net operating losses were utilized by the Company’s Parent on its historic income tax returns. These deferred adjustments are offset with a change in deferred tax asset valuation allowance.

As the Company has jurisdictions that have sustained recent losses, the historical valuation allowance position is maintained on net deferred tax assets for which no benefit can be currently realized.

Provision for income tax in the nine months ended September 27, 2025 was $13 million compared to a benefit for income tax of $76 million in the nine months ended September 28, 2024. The provision for income tax in the three months ended September 27, 2025, was $4 million compared to a benefit for income tax of $78 million in the three months ended September 28, 2024. In both periods, the change is mainly due to the deferred tax effect of $82 million attributed to goodwill impairment of the Mobileye reporting unit which was recognized in the prior year period.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has entered into a series of related party arrangements with Intel. For further description of the arrangements refer to Note 9 of the notes to the consolidated financial statements for the year ended December 28, 2024.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock Compensation Recharge Agreement

The Company entered into a stock compensation recharge agreement with Intel, which requires the Company to reimburse Intel for certain amounts, net of any related withholding tax, relating to the value of share-based compensation provided to the Company’s employees for RSUs or stock options exercisable in Intel stock. The reimbursement amounts recorded as an adjustment to additional paid-in capital in the condensed consolidated statement of changes in equity were $2 million and $5 million for the three months ended September 27, 2025 and September 28, 2024, respectively, and $6 million and $30 million for the nine months ended September 27, 2025 and September 28, 2024, respectively.

Lease agreements

Under lease agreements with Intel, the Company leases office space in Intel’s buildings. The costs are included in the condensed consolidated statements of operations and comprehensive income (loss) primarily on a specific and direct attribution basis. The leasing costs for the three months ended September 27, 2025 and September 28, 2024, were $0.6 million and $0.9 million, respectively, and $1.9 million and $2.1 million for the nine months ended September 27, 2025 and September 28, 2024, respectively.

Other services to a related party

The Company reimbursed its Chief Executive Officer for reasonable travel related expenses incurred while conducting business on behalf of the Company as well as paid for certain security related costs. Travel-related reimbursements and security-related costs totaled $0.8 million and $0.6 million for the three months ended September 27, 2025 and September 28, 2024, respectively, and $2.1 million and $1.9 million for the nine months ended September 27, 2025 and September 28, 2024, respectively.

Administrative Services Agreement

Under the Administrative Services Agreement, Intel provides the Company with administrative and other services. The Company pays fees to Intel for the services rendered based on pricing per service agreed between the Company and Intel.

The costs incurred under this agreement for the three months ended September 27, 2025 and September 28, 2024 were $0.5 million and $0.6 million, respectively, and $1.8 million and $2.3 million for the nine months ended September 27, 2025 and September 28, 2024, respectively.

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

The amounts incurred under this agreement for the three months ended September 27, 2025 and September 28, 2024 were $0.6 million and $1.1 million, respectively, and $1.7 million and $3.3 million for the nine months ended September 27, 2025 and September 28, 2024, respectively.

Tax Sharing Agreement

The Tax Sharing Agreement establishes the respective rights, responsibilities and obligations of the Company and Intel after the completion of the Mobileye IPO with respect to tax matters, including the amount of cash the Company will pay to Intel for its share of the tax liability owed on the consolidated filings in which the Company or any of the Company’s subsidiaries are included, including audit or other tax proceedings. On August 14, 2024, Mobileye and Intel entered into an Amended and Restated Tax Sharing Agreement,

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

which incorporated certain clarifying amendments into the original Tax Sharing Agreement. As a result of the Tax Deconsolidation, starting July 12, 2025, the computation of cash payable between the Company and Intel, under the Amended and Restated Tax Sharing Agreement, is no longer applicable with respect to U.S. federal income taxes. However, other obligations of the parties under the Amended and Restated Tax Sharing Agreement remain in effect. As of September 27, 2025 and December 28, 2024, the related party payable to Intel, pursuant to the Tax Sharing Agreement were $0 million and $3 million, respectively.

NOTE 8 - IDENTIFIED INTANGIBLE ASSETS

	As of
	September 27, 2025			December 28, 2024
		Accumulated			Accumulated
U.S. dollars in millions	Gross Assets	Amortization	Net	Gross Assets	Amortization	Net
Developed technology	$3,705	$2,666	$1,039	$3,705	$2,384	$1,321
Customer relationships & brands	777	540	237	786	498	288
Total	$4,482	$3,206	$1,276	$4,491	$2,882	$1,609

The following table presents the amortization expenses recorded for these identified intangible assets and their weighted average useful lives:

	Three Months Ended		Nine Months Ended
					Weighted
	September 27,	September 28,	September 27,	September 28,	Average
U.S. dollars in millions	2025	2024	2025	2024	Useful Life
Developed technology	$94	$94	$282	$282	10
Customer relationships & brands	17	17	51	51	12
Total amortization expenses	$111	$111	$333	$333

During the nine months ended September 27, 2025, the Company derecognized the cost and accumulated depreciation of fully depreciated intangible assets in the amount of $9 million.

The Company expects future amortization expenses for the next five years and thereafter to be as follows:

	Remainder
U.S. dollars in millions	of 2025	2026	2027	2028	2029	Thereafter	Total
Future amortization expenses	$110	$332	$179	$176	$131	$348	$1,276

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

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The following are segment results for each period as follows:

	Three Months Ended September 27, 2025
U.S. dollars in millions	Mobileye	Other	Total
Revenues	$494	$10	$504
Cost of revenues	165	2	—
Research and development, net	235	7	—
Sales and marketing	8	2	—
General and administrative	10	1	—
Segment performance	$76	$(2)	$74
Amortization of intangible assets	—	—	(111)
Share-based compensation	—	—	(72)
Financial income (expense), net	—	—	17
Income (loss) before taxes on income	—	—	$(92)
Depreciation of property and equipment	$18	$—	$18

	Three Months Ended September 28, 2024
U.S. dollars in millions	Mobileye	Other	Total
Revenues	$475	$11	$486
Cost of revenues	153	2	—
Research and development, net	227	6	—
Sales and marketing	6	3	—
General and administrative	10	1	—
Segment performance	$79	$(1)	$78
Amortization of intangible assets	—	—	(111)
Share-based compensation	—	—	(79)
Goodwill impairment	—	—	(2,695)
Financial income (expense), net	—	—	14
Income (loss) before taxes on income	—	—	$(2,793)
Depreciation of property and equipment	$16	$—	$16

	Nine Months Ended September 27, 2025
U.S. dollars in millions	Mobileye	Other	Total
Revenues	$1,419	$29	$1,448
Cost of revenues	458	5	—
Research and development, net	662	21	—
Sales and marketing	22	7	—
General and administrative	31	3	—
Segment performance	$246	$(7)	$239
Amortization of intangible assets	—	—	(333)
Share-based compensation	—	—	(206)
Financial income (expense), net	—	—	48
Income (loss) before taxes on income	—	—	$(252)
Depreciation of property and equipment	$54	$—	$54

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Nine Months Ended September 28, 2024
U.S. dollars in millions	Mobileye	Other	Total
Revenues	$1,134	$30	$1,164
Cost of revenues	376	5	—
Research and development, net	603	21	—
Sales and marketing	24	11	—
General and administrative	29	3	—
Segment performance	$102	$(10)	$92
Amortization of intangible assets	—	—	(333)
Share-based compensation	—	—	(203)
Goodwill impairment	—	—	(2,695)
Financial income (expense), net	—	—	44
Income (loss) before taxes on income	—	—	$(3,095)
Depreciation of property and equipment	$46	$—	$46

Total revenues based on the country that the product was shipped to were as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
U.S. dollars in millions	2025	2024	2025	2024
USA	$111	$114	$331	$223
China	118	108	319	307
Germany	77	88	239	184
South Korea	54	58	140	150
United Kingdom	27	32	96	87
Poland	27	21	84	52
Hungary	20	25	65	60
Slovakia	22	3	55	13
Czech Republic	17	11	44	27
Thailand	11	2	21	4
Rest of World	20	24	54	57
Total	$504	$486	$1,448	$1,164

We generate the majority of our revenue from the sale of our EyeQTM SoCs to OEMs primarily through sales to Tier 1 automotive suppliers. EyeQTM SoC sales represented approximately 89% and 86% of our revenue for each of the three months ended September 27, 2025 and September 28, 2024, respectively, and 91% and 83% of our revenue for each of the nine months ended September 27, 2025 and September 28, 2024, respectively.

Major Customers

Revenue from major customers that amount to 10% or more of total revenue:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Percent of total revenues:
Customer A	27%	28%	30%	26%
Customer B	17%	19%	18%	18%
Customer C	15%	17%	15%	15%
Customer D	13%	*	13%	10%
Customer E	*	11%	*	12%
Customer F	*	*	*	10%
*Less than 10%

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Accounts receivable balances of major customers that amount to 10% or more of total accounts receivable balance:

	As of
	September 27,	December 28,
	2025	2024
Percent of total accounts receivables balance:
Customer A	39%	35%
Customer C	14%	13%
Customer D	10%	*
Customer B	10%	23%
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

The following tables summarize the Company’s marketable debt securities:

U.S. dollars in millions	September 27, 2025
					Reported as
					Cash and cash	Other current
	Amortized cost	Unrealized gain	Unrealized loss	Fair value	equivalents	assets
U.S. government bonds	$55	$—	$—	$55	$—	$55
Money market funds	1,010	—	—	1,010	1,010	—
Total	$1,065	$—	$—	$1,065	$1,010	$55

U.S. dollars in millions	December 28, 2024
					Reported as
					Cash and cash	Other current
	Amortized cost	Unrealized gain	Unrealized loss	Fair value	equivalents	assets
U.S. government bonds	$33	$—	$—	$33	$—	$33
Money market funds	951	—	—	951	951	—
Total	$984	$—	$—	$984	$951	$33

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

In July 2025, the privately held company entered into an agreement and plan of merger, pursuant to which a buyer agreed to acquire the privately held company and merge the foregoing with a wholly-owned subsidiary of the buyer, subject to satisfaction by the parties of certain closing conditions. Upon closing of the merger in August 2025, the Company received consideration in the amount of $10.3 million for its shares of preferred stock. The Company may receive additional consideration, subject to the release of additional amounts held in escrow pursuant to the terms of the agreement and plan of merger. In connection with the agreement and plan of merger, the Company entered into an amendment of certain preferred stock investment agreements pursuant to which the Company had the option but not the obligation, to purchase additional preferred stock prior to the closing of the agreement and plan of merger. With the closing of the merger, the Company no longer has this option.

The investment did not provide the Company the ability to control or have significant influence over the operations of the privately held company. We have accounted for the investment using the measurement alternative because the securities are not publicly traded and do not have a readily determinable fair value. Under the measurement alternative, the equity investment is initially recorded at its cost, but the carrying value may be adjusted through earnings upon an impairment or when there is an observable price change involving the same or a similar investment with the same issuer. Upon closing of the merger and the sale of our investment, the Company recognized financing income of $0.3 million.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 11 - CONTINGENCIES

U.S. Class Action

On January 16, 2024, a putative class action captioned McAuliffe v. Mobileye Global Inc., et al., 1:24-CV-00310 (S.D.N.Y.), was filed in the United States District Court for the Southern District of New York against Mobileye and certain of its current and former officers. Following consolidation of the action with a substantively identical case, Le v. Mobileye Global Inc., et al., 1:24 - CV - 01390 (S.D.N.Y.), and the appointment of a lead plaintiff, an amended complaint was filed on September 13, 2024. In response to the defendants’ motion to dismiss, filed on October 25, 2024, lead plaintiff filed a second amended complaint on November 22, 2024. The second amended complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with defendants’ alleged misstatements and omissions concerning the build-up of excess inventory by certain Tier 1 Mobileye customers, and seeks unspecified damages and other relief on behalf of all persons and entities who purchased or otherwise acquired Mobileye securities between January 26, 2023 and August 8, 2024. The second amended complaint also includes claims asserted by an additional plaintiff under Sections 11 and 15 of the Securities Act of 1933 on behalf of a putative class of purchasers of Mobileye Class A common stock offered in Mobileye’s June 5, 2023 secondary offering. Mobileye and the individual defendants filed a motion to dismiss the second amended complaint on December 20, 2024. On January 24, 2025, the lead plaintiff filed a brief in opposition to Mobileye’s and the other named defendants’ motion to dismiss. On February 21, 2025, Mobileye and the other named defendants jointly filed a brief in reply to the lead plaintiff’s opposition brief. On April 16, 2025 the Court granted the defendants’ motion and dismissed the second amended complaint in full without leave to amend, closing the case. On May 16, 2025, the lead plaintiff filed a notice of appeal with the U.S. Court of Appeals for the Second Circuit. On July 11, 2025, the lead plaintiff filed a brief in support of their appeal. On August 15, 2025, Mobileye and the named defendants filed their opposition brief, and on September 5, 2025, the appellants filed their reply brief in further support of the appeal. We intend to defend the matter vigorously. No provision was recorded in the condensed consolidated financial statements as of September 27, 2025.

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

On June 27, 2024, an additional derivative lawsuit was filed in the United States District Court for the Southern District of New York against certain members of the Mobileye Board of Directors, certain of Mobileye’s current and former officers, and Intel Corporation, in its capacity as Mobileye’s controlling shareholder. Mobileye was also named as nominal defendant. On July 9th, 2024, this derivative action was consolidated with the derivative action originally filed on April 12, 2024 and the consolidated derivative action was stayed by the court pending resolution of the anticipated motion to dismiss in the consolidated securities action. Following dismissal of the consolidated securities action, the Court ordered the parties to jointly propose a schedule for further proceedings by April 24, 2025. On April 25, 2025, the Court entered a stipulation and order of voluntary dismissal without prejudice. In the event the plaintiffs refile this lawsuit, we intend to continue defending the matter vigorously. No provision was recorded in the condensed consolidated financial statements as of September 27, 2025.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

U.S. Derivative Action - State of Delaware

On May 6, 2025, a derivative lawsuit captioned Levitan et al. vs. Shashua et al. was filed in the State of Delaware’s Court of Chancery against certain current and former members of the Mobileye Board of Directors and against Intel Corporation, in its capacity as Mobileye’s controlling shareholder. Mobileye was also named as a nominal defendant. The complaint principally asserts claims for breach of fiduciary duty against the named director defendants and breach of fiduciary duty and unjust enrichment against Intel, alleging that the named director defendants and Intel should not have authorized Mobileye’s June 5, 2023 secondary offering given their purported knowledge of the alleged challenges facing the Company concerning customer demand and the buildup of excess inventory by Mobileye’s Tier 1 customers. The complaint seeks unspecified damages and other relief. On September 8, 2025, Mobileye, Intel Corporation and the named director defendants filed a motion to dismiss the complaint. We intend to defend the matter vigorously. No provision was recorded in the condensed consolidated financial statements as of September 27, 2025.

U.S. Patent Litigation

On January 26, 2024, Facet Technology Corp. (“Facet”) sued Mobileye in the U.S. District Court for the Eastern District of Texas for allegedly infringing two patents. Captioned Facet Technology Corp. v. Mobileye Global, Inc., the complaint alleges that certain Mobileye products directly and indirectly infringe both patents. The complaint seeks unspecified damages, a permanent injunction, and attorneys’ fees and costs. On November 4, 2024, Mobileye filed a motion to dismiss asserting improper venue, which the court dismissed without prejudice to refile in view of an amended complaint filed by Facet, adding Mobileye Vision Technologies Ltd. and Mobileye Inc., each wholly-owned indirect subsidiaries of Mobileye Global Inc., as additional defendants. On November 7, 2024, Mobileye Vision Technologies Ltd. and Mobileye Inc., sued Facet Technology Corp. in the U.S. District Court of Minnesota seeking a declaratory judgement that the Mobileye plaintiffs do not infringe either patent. On March 5, 2025, the Patent Trial and Appeal Board of the US Patent and Trademark Office instituted two Inter Parte Review (IPR) proceedings filed by Mobileye Vision Technologies Ltd. against the patents asserted by Facet. On March 15, 2025, the parties agreed and the relevant courts entered orders staying all litigation pending the outcome of the both IPRs. On March 19, 2025, Facet filed requests for reconsideration of both institution decisions. On April 22, 2025, the Patent Trial and Appeal Board denied Facet’s request for reconsideration in respect of one of the institution decisions. On May 2, 2025, the U.S. Patent and Trademark Office denied Facet’s request for Director Review of the second institution decision. We intend to defend the matter vigorously. No provision was recorded in the condensed consolidated financial statements as of September 27, 2025.

NOTE 12 - SUBSEQUENT EVENTS

Share - based compensation

In October 2025, the Company’s compensation committee approved the issuance of restricted stock units to be issued under our 2022 Plan. The total aggregate fair value of RSUs granted was $15.1 million, which consisted of 1,060 thousand RSUs, which will vest over a service period of three years.

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

As of September 27, 2025, our solutions had been installed in approximately 1,200 vehicle models (including local country, year, and other vehicle model variations), and our System-on-Chips (“SoCs”) had been deployed in approximately 230 million vehicles. We are actively working with more than 50 Original Equipment Manufacturers (“OEMs”) worldwide on the implementation of our ADAS solutions. In the nine months ended September 27, 2025, we shipped approximately 27.4 million of our systems, the substantial majority of which were EyeQTM SoCs. This represents an increase from the approximately 19.8 million of our systems that we shipped in the nine months ended September 28, 2024, primarily due to the normalization of excess inventory at our Tier 1 customers that was previously used to satisfy demand during 2024.

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

Operations in Israel.

On October 7, 2023, Hamas launched a series of attacks on civilian and military targets in Southern Israel and Central Israel, to which the Israel Defense Forces have responded. In addition, both Hezbollah and the Houthi movement have attacked military and civilian targets in Israel, to which Israel has responded, including through increased air and ground operations in Lebanon. In addition, the Houthi movement has attacked international shipping lanes in the Red Sea, to which both Israel and the United States have responded. Further, on April 13, 2024 and October 1, 2024, Iran launched a series of drone and missile strikes against Israel, to which Israel has responded. Most recently, on June 13, 2025, Israel launched a preemptive attack on Iran, to which Iran responded with ballistic missile and drone attacks. On June 23, 2025, Israel and Iran agreed to a ceasefire, although there is no assurance that the ceasefire will continue. On October 9, 2025, Israel, Hamas, the United States and other countries in the region agreed to a framework for a ceasefire in Gaza between Israel and Hamas. How long and how severe the current conflicts in Gaza, Northern Israel, Lebanon, Iran or the broader region become is unknown at this time and any continued clash among Israel, Hamas, Hezbollah, Iran or other countries or militant groups in the region may escalate in the future into a greater regional conflict. To date, our operations have not been materially affected, although as of October 15, 2025 approximately 3.8% of our employees have been called to reserve duty in the Israel Defense Forces. We expect that the current conflict in the Gaza Strip, Lebanon, Iran and the broader region as well as the security escalation in Israel will not have a material impact on our business results in the short term. However, since these are events beyond our control, their continuation or cessation may affect our expectations. We continue to monitor political and military developments closely and examine the consequences for our operations and assets.

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

Upon completion of the Secondary Offering, Share Repurchase, Option and Conversion and as of September 27, 2025, Intel continues to directly or indirectly hold all of the Class B common stock of Mobileye as well as 50,000,000 shares of Class A common stock, which together represent approximately 79.6% of our outstanding common stock and 97.3% of the voting power of our common stock.

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

Key Factors Affecting Our Performance

We believe there are several important factors that have affected and that we expect to continue to affect our results of operations:

Global demand for automotive vehicles. Our business performance is related to global automotive sales and automotive vehicle production by our OEM customers. Economic conditions in North America, Europe and Asia can have a large impact on the production volume of new vehicles, and, accordingly, have an impact on our revenue. Our OEM customers’ production can vary from period to period due to global demand, market conditions and competitive conditions, geopolitical issues including trade restrictions and tariffs, as well as other factors. For example, towards the end of the first half of 2024, global automotive production forecasts weakened, which disproportionately impacted our core customers, primarily due to their continued market share losses in China. We cannot be certain of the severity and length of the continued volatility in the global automotive market, including macro factors impacting our sales to OEMs in China, and the extent of the adverse effect that such volatility could have on our results of operations, financial condition and business in the long term. While automotive production has now recovered to approximately 2019 levels, current uncertain economic conditions and inflation may contribute to a reduction in consumer demand. In addition to economic conditions, in prior periods, including during the supply chain crisis and semi-conductor shortage of 2021 and 2022, certain Tier 1 customers increased their orders for components and parts, including our solutions, to counteract the impact of supply chain shortages for auto parts. As a result, some demand for our solutions and the corresponding revenue from these customers were shifted to earlier time periods than otherwise would have occurred absent a general supply chain shortage and inflationary environment. As a result of our standard planning process for 2024, including discussions with our Tier 1 customers, we became aware in late 2023 of significant excess inventory at our customers. This as well as lower than expected production at certain OEMs during 2023 led to the decision by our Tier 1 customers to prioritize in the first quarter of 2024 the utilization of excess inventory on hand before using new shipments to meet the demand of OEMs. We estimate our customers used the vast majority of this excess customer inventory in 2024, in accordance with our expectations, but there is no guarantee that orders will remain normalized or that customers won’t build up excess inventory in the future. ADAS volumes have grown faster in recent years than the overall automotive market as ADAS penetration rates have increased, and we believe that we will continue to benefit from that trend. Our revenue of $1,448 million in the nine months ended September 27, 2025 was up 24% year-over-year, primarily due to the unusually low volume caused by the usage of meaningful excess inventory at our Tier 1 customers to satisfy demand in the first half of 2024. Continued or future constraints on global automotive production resulting from the effects of economic uncertainty, both global and in specific markets in which we operate, may be a limiting factor on our ability to increase revenue. We expect to continue to capitalize on our strong and collaborative relationships with OEMs and Tier 1s to expand our presence in key markets and capture the long-term growth opportunities in those markets.

Trade policies, sanctions and import and export controls. Trade policies, sanctions and import and export controls. Trade policies and international disputes at times result in increased tariffs, trade barriers and other restrictions, which can increase our manufacturing costs, make our solutions less competitive, reduce demand for our solutions, limit our ability to sell to certain customers, limit our ability to procure raw components or raw materials or impede or slow the movement of our goods across borders. In addition, tariffs could lead to higher prices for finished automobiles, which would reduce demand for automobiles and thus the market for our products. On March 26, 2025, the United States imposed an additional 25% tariff on all imports of passenger vehicles, light vehicles, and certain automotive parts, such as engines, transmissions, powertrain parts and electrical components. The tariff on finished vehicles went into effect on April 3, 2025 and the tariffs on automobile parts entered into effect on May 3, 2025. Further, on April 2, 2025, the United States announced a 10% tariff on all countries effective on April 5, 2025 as well as individualized higher tariff rates on countries with which the United States has proportionately large trade deficits in goods. The United States paused these “reciprocal tariffs” on certain countries as individual bilateral trade deals were negotiated, and increased reciprocal tariff rates and other restrictions on countries that responded with increased tariffs of their own. Subsequently, the United States announced trade deals with certain countries, such as Indonesia, and interim trade deals with others, including China, as negotiations with such countries for definitive trade deals continued. In July 2025, the United States announced tariffs on certain countries and other entities, including Mexico, Canada and the European Union, that failed to make substantial progress on trade negotiations with the United States following the pause on reciprocal tariffs; such tariffs are scheduled to become effective on August 1, 2025. Further, the United States announced on July 8, 2025 additional sector tariffs, including on copper imports. In response to export controls imposed by China, the United States announced on October 10, 2025 the possible resumption of significant tariffs and other export controls on China. As of the date of this report, there remains a high degree of uncertainty surrounding U.S. trade policy, how it will be implemented, how other countries will react, and how it will ultimately impact our industry and business. For example, our customers may have shifted or will shift orders for components and parts, including our solutions, prior to the automotive tariffs going into effect on May 3, 2025 or certain country or regional tariffs going into effect on August 1, 2025, thereby shifting demand for our solutions and corresponding revenue to earlier periods. While we continually evaluate changes in U.S. trade policy and global reactions thereto, as well as our ability to mitigate their impact, these recent changes may negatively impact our customers and our business. For additional information, see “Item IA - Risk Factors - We are subject to risk related to trade policies, sanctions, and import and export controls” in our 2024 Form 10-K, as filed with the SEC on February 13, 2025 (the “2024 Form 10-K”).

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

Consumer adoption of our ADAS and autonomous driving solutions. Our financial performance is in part driven by public awareness and demand for ADAS solutions. Over time we expect autonomous driving solutions to contribute meaningfully to our revenue growth. As a result, consumers’ demand for, and willingness to adopt, ADAS and autonomous driving technologies, including robotaxi services, will significantly impact our financial performance. We believe that our leadership position in ADAS positions us to continue to set the standard for advanced autonomous solutions and will help us benefit from increasing consumer confidence in and demand for autonomous technology over time.

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

EyeQTM SoC sales represented approximately 89% and 86% of our revenue for the three months ended September 27, 2025 and September 28, 2024, respectively, and 91% and 83% of our revenue in the nine months ended September 27, 2025 and September 28, 2024, respectively. Sales of our SuperVision™ product represented more than half of the remainder of our revenue for the three months ended September 27, 2025, less than half of the remainder of our revenue for the nine months ended September 27, 2025 and the majority of the remainder of our revenue for the three and nine months ended September 28, 2024. Revenue from the sale of our EyeQTM products and SuperVision™ products is recognized at the time of product shipment from our facilities, as determined by the agreed-upon shipping terms. Our sales to any single Tier 1 automotive supplier typically cover more than one OEM and more than one production program from any OEM.

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

Goodwill Impairment

Goodwill impairment expenses consist of a non-cash impairment loss recognized for the goodwill of the “Mobileye” reporting unit in the three and nine months ended September 28, 2024, as a result of the impairment analysis the Company performed during the third quarter of 2024.

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

In July 2025, the United States enacted tax reform through the One Big Beautiful Bill Act (“OBBBA”). Included in this legislation are provisions that allow for the immediate expensing of research and development costs conducted in the United States, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. The Company is monitoring developments related to the implementation of the OBBBA and any additional guidance issued by the U.S. Department of the Treasury, the Internal Revenue Service, or other standard-setting bodies that may affect the Company’s accounting for income taxes. Based on information available at the end of the reporting period and management’s assessment of that information, the OBBBA does not have and is not expected to have a material impact on the Company’s consolidated financial statements.

During the periods presented in our condensed consolidated financial statements, certain components of our business operations were included in the consolidated U.S. federal tax return filed by Intel. We also file certain foreign income tax returns on a separate basis, distinct from Intel. Following the Secondary Offering, which resulted in the Tax Deconsolidation (see Note 1 to the condensed consolidated financial statements), the Company is no longer included in Intel’s U.S. federal consolidated income tax return and will be filing its own U.S. federal income tax returns for periods beginning July 12, 2025 onwards. Since prior to the Tax Deconsolidation, the Company’s income tax provision was calculated using the separate return method, as if the Company had filed its own U.S. federal income tax returns, the Tax Deconsolidation event does not have a material impact on the Company’s tax provision for the nine months ended September 27, 2025. Additionally, the Tax Deconsolidation results in an adjustment to the Company’s deferred income tax assets and liabilities, primarily with respect to its net operating losses, reflecting attributes that the Company will not retain as a result of its status as a standalone taxpayer. These changes are offset with a change in valuation allowance.

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

Results of Operations

The following table sets forth our results of operations in dollars and as a percentage of revenue for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 27, 2025		September 28, 2024		September 27, 2025		September 28, 2024
		% of		% of		% of		% of
U.S. dollars in millions	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
Revenue	$504	100%	$486	100%	$1,448	100%	$1,164	100%
Cost of revenue	261	52%	249	51%	746	52%	664	57%
Gross profit	243	48%	237	49%	702	48%	500	43%
Operating expenses:
Research and development, net	304	60%	303	62%	861	59%	802	69%
Sales and marketing	29	6%	28	6%	85	6%	90	8%
General and administrative	19	4%	18	4%	56	4%	52	4%
Goodwill impairment	—	—%	2,695	555%	—	—%	2,695	232%
Total operating expenses	352	70%	3,044	626%	1,002	69%	3,639	313%
Operating income (loss)	$(109)	(22)%	$(2,807)	(578)%	$(300)	(21)%	$(3,139)	(270)%
Financial income (expense), net	17	3%	14	3%	48	3%	44	4%
Income (loss) before income taxes	(92)	(18)%	(2,793)	(575)%	(252)	(17)%	(3,095)	(266)%
Benefit (provision) for income taxes	(4)	(1)%	78	16%	(13)	(1)%	76	7%
Net income (loss)	$(96)	(19)%	$(2,715)	(559)%	$(265)	(18)%	$(3,019)	(259)%
(1)	Includes amortization of acquired intangible assets, as follows:

	Three Months Ended		Nine Months Ended
U.S. dollars in millions	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Cost of revenue	$94	$94	$282	$282
Sales and marketing	17	17	51	51
Total amortization of acquired intangible assets	$111	$111	$333	$333
(2)	Includes share-based compensation expense, as follows:

	Three Months Ended		Nine Months Ended
U.S. dollars in millions	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Cost of revenue	$—	$—	$1	$1
Research and development, net	62	70	178	178
Sales and marketing	2	2	5	4
General and administrative	8	7	22	20
Total share-based compensation	$72	$79	$206	$203

Comparison of the three and nine months ended September 27, 2025 and September 28, 2024

Revenue

In the three months ended September 27, 2025, revenue increased by $18 million, or 4%, compared to the three months ended September 28, 2024. This increase in revenue was primarily due to an increase of $29 million or 7% in EyeQTM SoC revenue mostly attributable to a 8% increase in volume, resulting from higher customer demand. This was partially offset by a decrease of $8 million in SuperVisionTM related revenue resulting from a decrease in volume. Average System Price, calculated as the sum of revenue related to EyeQTM and SuperVisionTM systems divided by the number of systems delivered, decreased by approximately 3%, primarily due to the lower percentage of SuperVisionTM related revenue as compared to the third quarter of 2024.

In the nine months ended September 27, 2025, revenue increased by $284 million, or 24%, compared to the nine months ended September 28, 2024. This increase was primarily due to an increase of $359 million, or 37%, in EyeQTM SoC revenue attributable mainly to a 39% increase in volume, resulting mainly from the normalization of excess inventory by our Tier 1 customers that was previously used to satisfy demand during the first half of 2024. This was partially offset by a decrease of $74 million in SuperVisionTM related revenue resulting from a decrease in volume. Average System Price, calculated as the sum of revenue related to EyeQTM and SuperVisionTM systems divided by the number of systems delivered, decreased by 9%, mainly due to lower percentage of SuperVisionTM related revenue as compared to the nine months ended September 28, 2024.

Cost of Revenue

In the three months ended September 27, 2025, our cost of revenue increased by $12 million, or 5% compared to the three months ended September 28, 2024. In the nine months ended September 27, 2025, our cost of revenue increased by $82 million, or 12%, compared to the nine months ended September 28, 2024. In both periods, the increase is attributed to manufacturing costs, mainly resulting from the growth in sales of EyeQTM SoC, which was partially offset by the decrease in sales of SuperVisionTM systems.

Gross Profit and Margin

In the three months ended September 27 2025, our gross profit increased by $6 million, or 3% compared to the three months ended September 28, 2024. In the nine months ended September 27 2025, our gross profit increased by $202 million, or 40%, compared to the nine months ended September 28, 2024. The increase in both periods was primarily due to the increase in sales of EyeQTM systems, which was slightly offset by the decrease in sales of SuperVisionTM systems.

In the three months ended September 27 2025, our gross margin decreased to 48% compared to 49% in the three months ended September 28, 2024. This decrease was due to a modest reduction in EyeQTM ASP mainly due to higher volumes in China which carry lower ASP, and a higher EyeQTM-related cost per unit given a different mix of EyeQTM products sold. In the nine months ended September 27, 2025, our gross margin increased to 48% compared to 43% in the nine months ended September 28, 2024. This increase was primarily due to the lower impact of amortization of intangible assets as a percentage of revenue as well as an increase in the percentage of revenue attributable to EyeQTM SoCs.

Research and Development Expenses, net

Research and development expenses, net, in the three months ended September 27, 2025, increased by $1 million, or 0%, compared to the three months ended September 28, 2024. This increase was primarily due to an increase in payroll and related expenses, resulting mainly from an increase in average research and development headcount of 140 employees and a decrease in NRE reimbursements influenced by projects progress and timing. This was partially offset by a decrease in R&D direct expenses including professional services mostly related to the wind-down of the Lidar division that took place during 2024, as well as lower share-based compensation expenses.

Research and development expenses, net, in the nine months ended September 27, 2025 increased by $59 million, or 7%, compared to the nine months ended September 28, 2024. This increase was mainly due to an increase in payroll and related expenses, resulting from an increase in average research and development headcount of 137 employees, a decrease in NRE reimbursements influenced by projects progress and timing and higher depreciation expenses. This was partially offset by a decrease in R&D direct expenses including professional services mostly related to the wind-down of the Lidar division that took place during 2024.

Sales and Marketing Expenses

Sales and marketing expenses in the three months ended September 27, 2025, increased by $1 million or 4% compared to the three months ended September 28, 2024, mainly due to higher marketing expenses.

Sales and marketing expenses in the nine months ended September 27, 2025, decreased by $5 million or 6% compared to the nine months ended September 28, 2024. This decrease is mainly associated with a decrease in payroll and related expenses due to the wind down of the after market division that took place in 2024.

General and Administrative Expenses

General and administrative expenses in the three months ended September 27, 2025 increased by $1 million or 6% compared to the three months ended September 28, 2024 due to higher share-based compensation expenses.

General and administrative expenses in the nine months ended September 27, 2025 increased by $4 million or 8%, compared to the nine months ended September 28, 2024, primarily due to an increase in share-based compensation expenses as well as legal and corporate expenses.

Goodwill Impairment

Goodwill impairment expenses were zero in the three and nine months ended September 27, 2025 and $2,695 million in the three and nine months ended September 28, 2024. During the third quarter of 2024, the Company performed an interim quantitative goodwill impairment analysis for the “Mobileye” reporting unit, resulting in a non-cash impairment loss. For further details, refer to Note 10 to the audited consolidated financial statements for the fiscal year ended December 28, 2024.

Financial Income (expense), net

Financial income, net, in the three months ended September 27, 2025 increased by $3 million, or 21%, compared to the three months ended September 28, 2024, mainly due to an increase in interest income and the impact of fluctuations in foreign exchange rates. Financial income, net, in the nine months ended September 27, 2025 increased by $4 million, or 9%, compared to the nine months ended September 28, 2024, due to an increase in interest income, which was partially offset by the impact of fluctuations in foreign exchange rates.

Benefit (Provision) for Income Tax

In the three months ended September 27, 2025 provision for income tax was $4 million, compared to a benefit for income tax of $78 million in the three months ended September 28, 2024. In the nine months ended September 27, 2025, provision for income tax was $13 million, compared to a benefit for income tax of $76 million in the nine months ended September 28, 2024. In both periods, the change is mainly due to the deferred tax effect of $82 million attributed to goodwill impairment of the Mobileye reporting unit which was recognised in the prior year period.

Liquidity and Capital Resources

We believe we have sufficient sources of funding to meet our business requirements and plans for the next 12 months and in the longer term. Cash generated by operations is our primary source of liquidity for funding our strategic business requirements.

Our primary uses of funds have been for funding increases in headcount in our research and development departments, investments attributable to new product development, as well as for funding our capital expenditures. Our capital expenditures have related mainly to data storage and other computer related equipment, expenditure related to research and development projects and to the construction of new sites, and were $52 million and $68 million for the nine months ended September 27, 2025 and September 28, 2024, respectively.

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

Cash Flows

The following table sets forth certain consolidated statements of cash flow data:

	Nine Months Ended
U.S. dollars in millions	September 27, 2025	September 28, 2024
Net cash provided by operating activities	$489	$196
Net cash used in investing activities	(64)	(98)
Net cash used in financing activities	(102)	(16)
Effect of foreign exchange rate changes on cash and cash equivalents	8	(2)
Increase in cash, cash equivalents and restricted cash	$331	$80

Operating activities

For the nine months ended September 27, 2025 compared to the nine months ended September 28, 2024, the $293 million increase in cash provided by operating activities was mainly due to a decrease of $2,754 million in net loss, partially offset by $2,695 million ($2,613 million, net of tax) of non-cash goodwill impairment loss recognized in the nine months ended September 28, 2024, as well as a decrease in inventories compared to an increase in prior year period.

Investing activities

Net cash used in investing activities in the nine months ended September 27, 2025 and September 28, 2024 was $64 million and $98 million, respectively, consisting of capital expenditures and debt investments.

Financing activities

Net cash used in financing activities in the nine months ended September 27, 2025 was $102 million consisting of $100 million repurchase of common stock from Intel and share-based compensation recharge payments made to Intel. Net cash used in financing activities in the nine months ended September 28, 2024 was $16 million consisting of share-based compensation recharge payments made to Intel.

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

Severance pay liability increased from $62 million as of December 28, 2024, to $74 million as of September 27, 2025, reflecting the impact of annual salary increases and fluctuations in foreign exchange rates.

Lease liabilities

We have lease agreements for vehicles and offices. We lease office space in various locations in Israel and around the world including USA, Germany and China. All leases are operating leases with fixed payment terms where some of the leases include annual increases to lease payments based on an index or a rate. Lease liabilities, representing the present value of future lease payments, have increased from $50 million as of December 28, 2024 to $61 million as of September 27, 2025, reflecting mainly new lease contracts and foreign currency exchange effects, partially offset by the progress in lease payments for existing arrangements.

Indebtedness

We have several bank guarantees aggregating approximately $19 million as of September 27, 2025 (denominated in New Israeli Shekels) mainly in connection with lease agreements and import of vehicles.

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

Set forth below is the reconciliation of gross profit to Adjusted Gross Profit and the calculations of Gross Margin and Adjusted Gross Margin:

	Three Months Ended				Nine Months Ended
	September 27, 2025		September 28, 2024		September 27, 2025		September 28, 2024
U.S. dollars in millions	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Gross Profit and Margin	$243	48%	$237	49%	$702	48%	$500	43%
Add: Amortization of acquired intangible assets	94	19%	94	19%	282	19%	282	24%
Add: Share-based compensation expense	—	—%	—	—%	1	—%	1	—%
Adjusted Gross Profit and Margin	$337	67%	$331	68%	$985	68%	$783	67%

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

Our Adjusted Gross Margin decreased from 68% in the three months ended September 28, 2024 to 67% for to the three months ended September 27, 2025. This decrease was due to a modest reduction in EyeQTM ASP mainly due to higher volumes in China which carry lower ASP, and a higher EyeQTM-related cost per unit given a different mix of EyeQTM products sold.

Our Adjusted Gross Margin increased from 67% for the nine months ended September 28, 2024 to 68% for the nine months ended September 27, 2025. This increase was primarily due to an increase in the percentage of revenue attributable to EyeQTM SoCs.

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

Set forth below is the reconciliation of operating income (loss) to Adjusted Operating Income (Loss) and the calculations of Operating Margin and Adjusted Operating Margin:

	Three Months Ended				Nine Months Ended
	September 27, 2025		September 28, 2024		September 27, 2025		September 28, 2024
U.S. dollars in millions	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Operating Income (Loss) and Operating Margin	$(109)	(22)%	$(2,807)	(578)%	$(300)	(21)%	$(3,139)	(270)%
Add: Amortization of acquired intangible assets	111	22%	111	23%	333	23%	333	29%
Add: Share-based compensation expense	72	14%	79	16%	206	14%	203	17%
Add: Goodwill impairment	—	—%	2,695	555%	—	—%	2,695	232%
Adjusted Operating Income and Margin	$74	15%	$78	16%	$239	17%	$92	8%

Our operating loss decreased from $(2,807) million in the three months ended September 28, 2024 to $(109) million in three months ended September 27, 2025, mainly due to a goodwill impairment loss recognized during the three months ended September 28, 2024.

Our operating loss decreased from $(3,139) million in the nine months ended September 28, 2024 to $(300) million in the nine months ended September 27, 2025, mainly due to a goodwill impairment loss recognized during the three months ended September 28, 2024.

Our Adjusted Operating Income decreased by $4 million in the three months ended September 27, 2025 compared to the three months ended September 28, 2024 mainly due to an increase in operating expenses partially offset by an increase in adjusted gross profit.

Our Adjusted Operating Income increased by $147 million in the nine months ended September 27, 2025 compared to the nine months ended September 28, 2024, mainly due to an increase in adjusted gross profit partially offset by an increase in operating expenses.

Our Adjusted Operating Margin decreased from 16% for the three months ended September 28, 2024 to 15% for the three months ended September 27, 2025, mainly due to a decrease in adjusted gross margin.

Our Adjusted Operating Margin increased from 8% for the nine months ended September 28, 2024 to 17% for the nine months ended September 27, 2025, mainly due to lower operating expenses as a percentage of revenue.

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

Set forth below is the reconciliation of net income (loss) to Adjusted Net Income (Loss):

	Three Months Ended				Nine Months Ended
	September 27, 2025		September 28, 2024		September 27, 2025		September 28, 2024
U.S. dollars in millions	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Net Income (Loss)	$(96)	(19)%	$(2,715)	(559)%	$(265)	(18)%	$(3,019)	(259)%
Add: Amortization of acquired intangible assets	111	22%	111	23%	333	23%	333	29%
Add: Share-based compensation expense	72	14%	79	16%	206	14%	203	17%
Add: Goodwill impairment	—	—%	2,695	555%	—	—%	2,695	232%
Less: Income tax effects	(11)	(2)%	(93)	(19)%	(33)	(2)%	(114)	(10)%
Adjusted Net Income	$76	15%	$77	16%	$241	17%	$98	8%

The three months ended September 27, 2025 ended with a net loss of $(96) million compared to a $(2,715) million net loss in the three months ended September 28, 2024. Our net loss decreased by $2,754 million in the nine months ended September 27, 2025, compared to the nine months ended September 28, 2024. The decrease in net loss in both periods is mainly due to a goodwill impairment loss recognized during the three months ended September 28, 2024.

Our Adjusted Net Income decreased by $1 million in the three months ended September 27, 2025, compared to the three months ended September 28, 2024 mainly due to a decrease in adjusted operating income partially offset by higher financial income.

Our Adjusted Net Income increased by $143 million in the nine months ended September 27, 2025, compared to the nine months ended September 28, 2024. The increase is primarily due to the increase in Adjusted Gross Profit, partially offset by an increase in operating expenses.

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

Interest Rate Risk

Our investments in money market funds, U.S. government bonds and short term deposits are subject to market risk due to changes in interest rates, which may affect our interest income and fair market value of our investments. To minimize this risk, we invest in institutional investors money market funds, which consist of high-grade securities. Our short term deposits are redeemable upon demand and held in banks domiciled in the U.S. and Europe, as well as in Israel. As of September 27, 2025 and December 28, 2024, our investment in money market funds was $1,010 million and $951 million, respectively; our U.S. government bonds were $55 million and $33 million, respectively; and our short term deposits were $661 million and $419 million, respectively.

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

If the New Israeli Shekel had strengthened by 10% against the U.S. dollar, it would have decreased our cash flows by approximately $31 million in the nine months ended September 27, 2025. If the New Israeli Shekel had strengthened by 10% against the U.S. dollar, it would have decreased our cash flows by approximately $51 million in the nine months ended September 28, 2024.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 27, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Legal Actions

U.S. Class Action

Securities Litigation. On January 16, 2024, a putative class action captioned McAuliffe v. Mobileye Global Inc., et al., 1:24-CV-00310 (S.D.N.Y.), was filed in the United States District Court for the Southern District of New York against Mobileye and certain of its current and former officers. Following consolidation of the action with a substantively identical case, Le v. Mobileye Global Inc. et al., 1:24 - CV - 01390 (S.D.N.Y.), and the appointment of a lead plaintiff, an amended complaint was filed on September 13, 2024. In response to the defendants’ motion to dismiss, filed on October 25, 2024, lead plaintiff filed a second amended complaint on November 22, 2024. The second amended complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with defendants’ alleged misstatements and omissions concerning the build-up of excess inventory by certain Tier 1 Mobileye customers, and seeks unspecified damages and other relief on behalf of all persons and entities who purchased or otherwise acquired Mobileye securities between January 26, 2023 and August 8, 2024. The second amended complaint also includes claims asserted by an additional plaintiff under Sections 11 and 15 of the Securities Act of 1933 on behalf of a putative class of purchasers of Mobileye Class A common stock offered in Mobileye’s June 5, 2023 secondary offering. Mobileye and the individual defendants filed a motion to dismiss the second amended complaint on December 20, 2024. On January 24, 2025, the lead plaintiff filed a brief in opposition to Mobileye’s and the other named defendants’ motion to dismiss. On February 21, 2025, Mobileye and the other named defendants jointly filed a brief in reply to the lead plaintiff’s opposition brief. On April 16, 2025, the Court granted the defendants’ motion and dismissed the second amended complaint in full without leave to amend, closing the case. On May 16, 2025, the lead plaintiff filed a notice of appeal with the U.S. Court of Appeals for the Second Circuit. On July 11, 2025, the lead plaintiff filed a brief in support of their appeal. On August 15, 2025, Mobileye and the named defendants filed their opposition brief, and on September 5, 2025, the appellants filed their reply brief in further support of the appeal We intend to defend the matter vigorously. No provision was recorded in the condensed consolidated financial statements as of September 27, 2025.

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

On June 27, 2024, an additional derivative lawsuit was filed in the United States District Court for the Southern District of New York against certain members of the Mobileye Board of Directors, certain of Mobileye’s current and former officers, and Intel Corporation, in its capacity as Mobileye’s controlling shareholder. Mobileye was also named as nominal defendant. On July 9th, 2024, this derivative action was consolidated with the derivative action originally filed on April 12, 2024 and the consolidated derivative action was stayed by the court pending resolution of the anticipated motion to dismiss in the consolidated securities action. Following dismissal of the consolidated securities action, the Court ordered the parties to jointly propose a schedule for further proceedings by April 24, 2025. On April 25, 2025, the Court entered a stipulation and order of voluntary dismissal without prejudice. In the event the plaintiffs refile this lawsuit, we intend to continue defending the matter vigorously. No provision was recorded in the condensed consolidated financial statements as of September 27, 2025.

U.S. Derivative Action - State of Delaware

On May 6, 2025, a derivative lawsuit captioned Levitan et al. vs. Shashua et al. was filed in the State of Delaware’s Court of Chancery against certain current and former members of the Mobileye Board of Directors and against Intel Corporation, in its capacity as Mobileye’s controlling shareholder. Mobileye was also named as a nominal defendant. The complaint principally asserts claims for breach of fiduciary duty against the named director defendants and breach of fiduciary duty and unjust enrichment against Intel Corporation, alleging that the named director defendants and Intel should not have authorized Mobileye’s June 5, 2023 secondary offering given their purported knowledge of the alleged challenges facing the Company concerning customer demand and the buildup of excess inventory by Mobileye’s Tier 1 customers. The complaint seeks unspecified damages and other relief. On September 8, 2025, Mobileye, Intel Corporation and the named director defendants filed a motion to dismiss the complaint. We intend to defend the matter vigorously. No provision was recorded in the condensed consolidated financial statements as of September 27, 2025.

U.S. Patent Litigation

On January 26, 2024, Facet Technology Corp. (“Facet”) sued Mobileye in the U.S. District Court for the Eastern District of Texas for allegedly infringing two patents. Captioned Facet Technology Corp. v. Mobileye Global, Inc., the complaint alleges that certain Mobileye products directly and indirectly infringe both patents. The complaint seeks unspecified damages, a permanent injunction, and attorneys’ fees and costs. On November 4, 2024, Mobileye filed a motion to dismiss asserting improper venue, which the court dismissed without prejudice to refile in view of an amended complaint filed by Facet, adding Mobileye Vision Technologies Ltd. and Mobileye Inc., each wholly-owned indirect subsidiaries of Mobileye Global Inc., as additional defendants. On November 7, 2024, Mobileye Vision Technologies Ltd. and Mobileye Inc., sued Facet Technology Corp. in the U.S. District Court of Minnesota seeking a declaratory judgement that the Mobileye plaintiffs do not infringe either patent. On March 5, 2025, the Patent Trial and Appeal Board of the US Patent and Trademark Office instituted two Inter Parte Review (IPR) proceedings filed by Mobileye Vision Technologies Ltd. against the patents asserted by Facet. On March 15, 2025, the parties agreed and the relevant courts entered orders staying all litigation pending the outcome of the IPRs. On March 19, 2025, Facet filed requests for reconsideration of both institution decisions. On April 22, 2025, the Patent Trial and Appeal Board denied Facet’s request for reconsideration in respect of one of the institution decisions. On May 2, 2025, the U.S. Patent and Trademark Office denied Facet’s request for Director Review of the second institution decision. We intend to defend the matter vigorously. No provision was recorded in the condensed consolidated financial statements as of September 27, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sale of Unregistered Securities

There were no sales of unregistered equity securities during the three months ended September 27, 2025.

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
101*

The following financial statements from Mobileye Global Inc.’s Quarterly Report on Form 10-Q for the three months ended September 27, 2025, filed with the Securities and Exchange Commission on October 23, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mobileye Global Inc.
Date: October 23, 2025
	By:	/s/ Professor Amnon Shashua
Professor Amnon Shashua
Chief Executive Officer, President and Director (Principal Executive Officer)

	By:	/s/ Moran Shemesh Rojansky
Moran Shemesh Rojansky
Chief Financial Officer (Principal Financial and Accounting Officer)