Form 10-K
period 2025-12-27
Mobileye Global Inc.
filed 2026-02-12
CIK 1910139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2025

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No

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

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2025, based upon the closing price of the common stock as reported by the Nasdaq Global Select Market on June 28, 2025, was $1.84 billion. 243,613,499 shares of Class A common stock and 597,768,015 shares of Class B common stock were outstanding as of February 3, 2026.

Portions of the Mobileye Global Inc. 2026 definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 27, 2025, are incorporated by reference in Part III of this Form 10-K.

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

Forward-looking statements contained in this Annual Report on Form 10-K may include, but are not limited to, statements about:

●	further deterioration of macroeconomic conditions due to ongoing global economic and political uncertainty;
●	future business, strategic, and financial performance, goals and measures;
●	our anticipated growth prospects and trends in markets and industries relevant to our business;
●	business and investment plans;
●	expectations about our ability to maintain or enhance our leadership position in the markets in which we participate;
●	future consumer demand and behavior, including expectations about excess inventory utilization by customers;
●	our ability to effectively compete in the markets in which we operate;
●	increased competition from emerging chip manufacturers and OEMs;
●	future products and technology, and the expected availability and benefits of such products and technology;
●	the humanoid robotics industry and its accompanying technology may not develop as expected;
●	development of regulatory frameworks for current and future technology;
●	changes in regulation and trade policy, including increased tariffs, in regions in which we operate, including the U.S., Europe and China;
●	projected cost and pricing trends;
●	future production capacity and product supply;
●	potential future benefits and competitive advantages associated with our technologies and architecture and the data we have accumulated;
●	the future purchase, use and availability of products, components and services supplied by third parties, including third-party IP and manufacturing services;

●	uncertain events or assumptions, including statements relating to our estimated vehicle production and market opportunity, potential production volumes associated with design wins and other characterizations of future events or circumstances;
●	adverse conditions in Israel, including as a result of war and geopolitical conflict, which may affect our operations and may limit our ability to produce and sell our solutions;
●	any disruption in our operations by the obligations of our personnel to perform military service as a result of current or future military actions involving Israel;
●	availability, uses, sufficiency and cost of capital and capital resources, including expected returns to stockholders such as dividends, and the expected timing of future dividends;
●	tax- and accounting-related expectations;
●	sustained low levels of our share price and market capitalization as well as other factors may require further testing of our Mobileye reporting unit, which may result in an impairment of goodwill;
●	the ability to meet our social and environmental goals and projections; and
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

We have a 52- or 53-week fiscal year that ends on the last Saturday in December. Fiscal years 2024 and 2023 were 52-week fiscal years; fiscal year 2025 was also a 52-week fiscal year. Any references to our performance for the years 2025, 2024 and 2023 are references to our fiscal years ended December 27, 2025, December 28, 2024 and December 30, 2023, respectively, and all references to our financial condition as of the end of 2025 and 2024 are references to the end of such fiscal years. Certain amounts, percentages, and other figures presented in this report have been subject to rounding adjustments. Accordingly, figures shown as totals, dollars, or percentage amounts of changes may not represent the arithmetic summation or calculation of the figures that precede them.

Company Overview

Mobileye is a leader in the development and deployment of advanced driver assistance systems (“ADAS”) and autonomous driving technologies and solutions. We pioneered ADAS technology more than 25 years ago and have continuously expanded the scope of our ADAS offerings, while leading the evolution to autonomous driving solutions. On February 3, 2026, we completed the acquisition of Mentee Robotics Ltd. (“Mentee Robotics”), a humanoid robotics company. This acquisition combines Mobileye’s advanced artificial intelligence (“AI”) technology and global production expertise with Mentee Robotics’ breakthrough humanoid platform and deep AI talent, creating a comprehensive provider of Physical AI technology across two transformative markets: autonomous driving and humanoid robotics.

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

While today ADAS is central to the advancement of automotive safety, we believe that an evolutionary path toward fully autonomous vehicles is the future of mobility. While still nascent, full autonomy - where a human is not actively engaged in driving the vehicle for extended periods of time - requires the autonomous driving solution to be capable of navigating any environment in any condition at any time. The ability to drive autonomously not only requires a substantial amount of data, but also a robust technology platform that optimizes both precision (i.e., safety) and recall (i.e., availability) without compromise, and can withstand the validation and audit process of global regulatory bodies. Further, the autonomous driving solution needs to be produced at a cost that makes it affordable. We are building our technology platform to address these fundamental and significant challenges in order to enable a full spectrum of solutions, from ADAS to autonomous driving, with multiple products in between to best serve the needs of our customers.

We believe that our industry-leading technology platform, built upon over 25 years of research, development, data collection and validation, and purpose-built software and hardware design, gives us a differentiated ability to not only deliver excellent safety ratings and maintain a leadership position with our ADAS solutions, but also to make the mass deployment of autonomous driving solutions a reality. We also believe that the breadth of our solutions, combined with our global customer base, represents a significant market opportunity for us. Our platform is efficient and modular by design, enabling our customers to productize our most advanced solutions today and then leverage those investments to launch even more advanced systems in a modular and incremental manner. Our solutions are also highly customizable, which allows our customers to benefit from the core technology supporting our advanced solutions while also augmenting and differentiating their offerings.

We have experienced significant growth since our founding. For 2025, 2024 and 2023, our revenue was $1.9 billion, $1.7 billion and $2.1 billion, respectively, representing a year-over-year increase of 15% in 2025 compared to 2024. We currently derive substantially all of our revenue from our commercially deployed ADAS solutions. We recorded net losses of $392 million, $3,090 million and $27 million in 2025, 2024 and 2023, respectively, with the net loss in 2024 primarily being the result of recording a $2,695 million non-cash impairment of goodwill in the third quarter of 2024. Our Adjusted Net Income (Loss) for 2025, 2024 and 2023 was $286 million, $205 million and $659 million, respectively. Adjusted Net Income (Loss) is a non-GAAP financial measure; see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” for a reconciliation of Adjusted Net Income (Loss) to Net Income (Loss). The adjustments to reconcile Net Income (Loss) with Adjusted Net

Income (Loss) are related to amortization of intangible assets, stock-based compensation expenses, impairment of goodwill and related income tax effects where applicable.

As of December 27, 2025, our solutions have been installed in approximately 1,400 vehicle models (including local country, year, and other vehicle model variations), and our System-on-Chips (“SoCs”) have been deployed in more than 230 million vehicles. We are actively working with more than 50 Original Equipment Manufacturers (“OEMs”) worldwide on the implementation of our ADAS solutions. For the year ended December 27, 2025, we shipped approximately 35.7 million of our EyeQ™ SoC and SuperVision™ systems, of which the substantial majority were EyeQ™ SoCs. This represents an increase from approximately 29.0 million systems that we shipped in 2024.

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

Our Technology Platform is Built to Enable the Full-Stack of Autonomous Solutions

Our technology platform, which includes our software and hardware intellectual property, leverages our decades of experience as a technology leader for sensing and perception solutions for the automotive industry and our focused efforts to build highly scalable, compute-efficient and cost-efficient autonomous solutions. Our technologies are foundational to the development and deployment of our ADAS and AV capabilities. Our platform is built on five fundamental pillars:

●Computer Vision Processing. Mobileye’s history as a cutting-edge deployer of AI-based solutions in the real world starts with our expertise in computer vision processing. ADAS solutions are responsible for saving lives and must meet very high-performance metrics with extreme levels of efficiency, as well as pass increasing oversight from regulatory bodies. The precision requirements for advanced solutions in the Premium ADAS and AV segments are even more exacting. We are a technology leader for computer vision technology for ADAS, largely through front camera solutions, and we have continuously enhanced our leadership position through our ability to meet the extreme performance, accuracy, and cost metrics of our OEM customers. In recent years, we have expanded our capability to enable creation of a 360-degree worldview through the processing of multiple cameras placed around the vehicle to support our portfolio of advanced solutions. Our products primarily use monocular camera processing that works accurately alone, or together with radar and lidar for redundancy. The software supporting camera processing is diverse, including end-to-end neural network processing (both 2- and 3-dimensional) and model-based techniques, among other approaches, this compound AI system structure leads to internal redundancies within the camera-based perception system that enhances precision through design. We have been responsible for many “industry first” launches using monocular vision processing, and have enhanced our computer vision capabilities over time to include multiple cameras such as the trifocal camera configuration (three cameras with different fields of view placed side-by-side facing forward), which has been in series production since 2018, and the 11-camera configuration on our Mobileye SuperVision™ solution, which was launched in late 2021.

●Road Experience Management™. Our Road Experience Management™ (“REM™”) technology generates high-precision maps to support advanced ADAS and autonomous vehicle systems from crowd-sourced data that is uploaded and analyzed in the cloud from REM™-equipped production ADAS solutions deployed on vehicles on the road. REM™ is a cloud-based system that leverages the broad installed-base of REM™-equipped vehicles to build Mobileye Roadbook™, our crowd-sourced, high-precision definition maps of roads from around the world. Our REM™ mapping system harvests small packets of Road Segment Data from various vehicle models produced by our partner OEMs that are equipped with special processing software that extracts only the relevant information necessary to support increasing levels of ADAS and autonomous driving. In 2025 alone, we collected 34.5 billion miles of road data from, based on our estimates, over 8 million REM™-enabled vehicles worldwide. The Road Segment Data is uploaded to the cloud where our software automatically creates and updates a detailed and accurate model of the road. Our REM™ mapping system seamlessly creates high-precision maps from such Road Segment Data in the cloud at centimeter-level detail, which are then delivered to the edge and integrated with our computer vision engines to provide vehicles with real-time intelligence, including situational awareness, context, and foresight. Mobileye Roadbook™ was designed to provide the driving solution with a pre-aggregated representation of relevant static and slowly changing elements of the environment (road geometry, boundaries, and semantics) and temporary events such as construction zones and road debris, at a high refresh rate.

●Compound Artificial Intelligence Systems, including True Redundancy™. Our Compound AI structure supports precision, recall, and overall efficiency by design. While recent advancements in transformer-based architectures and Generative AI create efficiencies in learning-based systems, which Mobileye makes full use of, it also introduces shortfalls such as lack of abstraction, shortcut-learning problem, alignment issues (i.e., learning from common but incorrect data), and the long-tail problem (i.e., identifying and fixing edge cases one by one). This approach is inevitably intended to drive high recall at the expense of precision. This inherently introduces significant risk when it comes to the complexity of real-world driving scenarios. Our solution, which aligns with the latest developments in Generative AI even in non safety-critical applications includes insertion of abstractions and an architecture with multiple levels of redundancies that support a quadratic improvement in precision through design. Insertion of abstractions can successfully convert large sets of out-of-distribution edge cases to in-distribution without the need for iterative network re-training with more and more data. Additionally, our structure includes redundancies within the computer vision stack, the fusion of mapping with real-time perception, the fusion of decomposable and end-to-end architectures, and True Redundancy™ - the fusion of independent world-views produced by separate vision and radar/lidar-based subsystems. Finally, our newest innovations include simulation training of driving policy through artificial community intelligence. This innovation enables reinforcement learning based training of driving policy in a simulated environment that achieves extraordinary amount of training hours overnight and addresses the issue of nearly infinite sample complexity when training driving policy.

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

●Next Generation Imaging Radars. A solution targeted to complement the camera-based system with a sensor that has almost fully independent failure modes, supports high precision and to reduce the need for multiple expensive lidar sensors, supports cost-efficiency, a major component of recall. The in-house development of imaging radar is a key enabler of our goal of building a cost-effective fully autonomous driving-system. Our radar is expected to deliver rich point-cloud models like those customary of lidar, with far higher resolution and significantly more dynamic range than traditional radar. During 2024, these goals were validated through widespread testing of our B-sample hardware by a number of OEMs. These radars differ from legacy radar and other imaging radar development as they are backed by advanced processing algorithms and can enable an independent “sensing state” with independent failure modes unlike the camera-based system which supports a quadratic improvement in mean-time-between failure. Our choice to focus on the evolution of the radar modality is also related to its cost structure which is significantly below lidar sensors. We believe our custom designed imaging radars address not only the performance, but also the cost limitations of lidar-centric solutions for mass AV deployment. We have selected multiple manufacturers for this solution which is approaching start of production.

During 2025, a leading global automaker chose Mobileye Imaging Radar™ as a key component of its upcoming eyes-off, hands-off automated driving system in personal vehicles, following an extensive, years-long evaluation of Mobileye’s technology and competing systems. Starting in 2028, this new customer for Mobileye plans to use the imaging radar to deliver SAE Level 3 automated driving at highway speeds, designed to provide exceptional detection of vehicles, people and objects in conditions such as fog or rain, and at long distances, that challenge existing sensors.

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

The efficiency of our inference silicon design is a core enabler of the overall efficiency of our system, and is critical in applications such as automotive application which highly value packaging size and power consumption. Designing an efficient silicon architecture requires optimizing the competing factors of efficiency and flexibility. We accomplish this through the development a variety of accelerators, each of which are designed to perform specific tasks that either most favor efficiency, flexibility, or a combination of both. Successful design has led to a 10-times improvement in frames-per-second processing for EyeQ™6 High, as compared to EyeQ™5 High, despite only double the headline processing power (i.e., TOPS) and 25% higher power consumption. Based on competitive benchmarking, the EyeQ™6 High is significantly more efficient than more general purpose SoC’s that are much higher headline processing power, in terms of frames-per-second, latency, and cost. We continue to believe that, as AV solutions continue to develop, efficiency of inference silicon will be one of the most significant purchasing criteria and Mobileye has inherent advantages in this area.

Our EyeQ™5 SoCs and subsequent generations are increasingly customizable by our OEM customers, supported by our Driving Experience Platform (“DXP”). DXP is a software platform that enables automakers to develop and customize the driving experience (i.e., the OEM-unique aspect of a vehicle’s automated driving features) while utilizing Mobileye’s proven core technology perception and driving policy software (i.e., the objective, universal aspects of a vehicle’s automated driving features). This new application programming interface supports our customers’ desire to create unique products from our technology while also accelerating time-to-market and reducing overall execution risk. Importantly, this collaborative addition to our platform offers a mutually beneficial middle ground between open and closed systems which we believe is the optimal path forward.

These five pillars form the core of our highly versatile and customizable platform, which we intend to deploy with progressively increasing functionality to continue to enhance our market-leading ADAS solutions and lead the evolution to autonomous driving solutions.

The Autonomous Vehicle Revolution

Autonomous driving is one of the most difficult technological challenges facing the world today, but as a technological concept has remained at the forefront of human imagination for decades. Since the early 2000s, a number of automotive and technology companies have invested heavily to try to make this a reality. Mobileye’s vision for the last number of years is to chart a clear path from ADAS to scalable autonomous driving.

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

We see a parallel path developing with significant growth in the adoption of cost-efficient eyes-on/hands-off systems on specified road types across a variety of price segments. On the other side of the spectrum, with the advent of commercial driverless services in 2024 and 2025 in the United States, we believe that the future state and growth of fully autonomous vehicles deployed in cities by fleet operators is no longer a question of technology, but rather of business model and scalability.

We believe that growth in eyes-on/hands-off systems and commercial driverless services will enhance public trust and familiarity with the technology to grow and eventually lead to more sophisticated self-driving systems for privately-owned vehicles. Our ADAS solutions, which have been deployed in over 230 million vehicles, are important building blocks for these more advanced autonomous systems. We believe the key factors in the growth of autonomous driving will be increased safety, consumer demand, and other economic and social benefits, such as increased mobility for older adults and persons with disabilities, less traffic congestion, and the reduction of land use for parking.

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

Our End-to-End ADAS and AV Solutions

Mobileye Base ADAS

Mobileye Base ADAS

Eyes-on / Hands-on

Sensors Set:

●	1 X Front camera	100° / 1.7MP | 120° 8MP

Technologies:

1x EyeQ™ 4M / 5M / 6L

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

Cloud-Enhanced ADAS™

Mobileye Cloud-Enhanced ADAS ™

Eyes-on / Hands-on

Sensors Set:

●	1 X Front camera	100° / 1.7MP | 120° 8MP

Technologies:

REM™ Cloud

1x EyeQ™ 4M / 5M / 6L

Mobileye’s Cloud-Enhanced ADAS™ leverages crowdsourced data from millions of REM™-equipped vehicles around the globe every day, providing high-level accuracy localization via continuously updated information about the driving scene. Enhancing the existing single-camera system with crowd-sourced data offers comprehensive in-path assist functionality that enables better performance and compliance even in complex or challenging circumstances. Relying on data from prior human driving activity to anticipate and adapt, our Cloud-Enhanced ADAS™ solution provides a safer, smoother, and more natural driving experience – marking a software defined leap in ADAS performance with no need for additional hardware.

Mobileye Surround ADAS™

Mobileye Surround ADAS™

Eyes-on / Hands-off

ECU

Sensors Set:

●●	2 Long-Range Cameras	8MP	Front & Rear
●	4 Short-Range Cameras	3MP	
●●	5 X LR/SR Radar		

Technologies:

- REM™ Cloud
- DMS Required
- ECU based on 1 x EyeQ™ 6H

Availability and performance is subject to product's and vehicle's specifications, manual, ODD and law. When needed, driver to be engaged and ready for takeover.

Building on our ADAS expertise and the core of our single-camera Cloud-Enhanced ADAS™ system, we offer through our Mobileye Surround ADAS™ system the ability to meet expanded late-decade active safety requirements through the utilization, analysis, and processing of additional surround perception sensors. Mobileye Surround ADAS™ utilizes the SuperVision™ software stack, including our RSS (defined below) policy model, and is powered by an ECU with one EyeQ™6 High SoC, which processes data from the customer’s third-party sensor suite featuring up to six cameras and up to five radars. Such cameras generally consist of two long-range cameras in the front and rear, while leveraging data from four short-range surround vision cameras that are already equipped on many production vehicles today for parking visualization purposes. Additionally, Mobileye Surround ADAS™ offers eyes-on/hands-off functionality for highway ODDs by adding features like automatic lane change, front and rear collision avoidance, traffic jam assist, and a Highway Pilot function up to 130 kilometers per hour with the fidelity of a multi-camera and multi-radar sensor suite. This system also includes DXP support, which enables customers to customize the driving experience while benefiting from our industry-leading technology platform.

Mobileye SuperVision™

Mobileye SuperVision™

Eyes-on / Hands-off

ECU

Sensors Set:

	7 Cameras	8MP
	4 Short-Range Cameras	3MP
	1 Front Radar (optional)	

Technologies:

REM™ Cloud

DMS Required

ECU - 2 x EyeQ™ 6H

Availability and performance is subject to product's and vehicle's specifications, manual, ODD and law. When needed, driver to be engaged and ready for takeover.

Mobileye SuperVision™, our eyes-on/hands-off Premium Driver Assist offering, is our most advanced driver assist system on the market and is the bridge to consumer autonomous vehicles. It is designed to handle standard driving functions across various road types, offering “hands-off” navigation capabilities under certain ODDs, while still requiring the driver to pay full attention and keep eyes on the road. Derived from our autonomous vehicle research and development, Mobileye SuperVision™ leverages cloud-based enhancements such as REM™, a number of algorithmic and architectural redundancies, and our RSS policy model. The system utilizes 360-degree surround sensing with 11 third-party cameras powered (plus optional radar) processes by a turnkey ECU with two EyeQ™5 or, starting with expected launches in 2027, two EyeQ™6 SoCs. Furthermore, in addition to supervised point-to-point assisted driving, Mobileye SuperVision™ is capable of changing lanes, managing priorities, and turning in intersections as well as engaging in automated parking, preventative (i.e., evasive) steering and braking, and other Driver Assist features. This solution is further supported by OTA updates. The 11 third-party cameras (seven long range cameras and four short-range surround vision cameras) provide full surround coverage and consist of 120-degree and 28-degree cameras in the front, four 100-degree corner cameras (two front-facing and two rear-facing), a 60-degree rear camera and four wide-view 195-degree short-range cameras mounted on the side mirrors and front and rear bumpers. The mapping is powered by REM™, and integrated with computer vision perception, to create a 360-degree environmental model (subject to the availability of map data) and RSS constrains the driving decisions to be compliant with an underlying formally proven model for safe driving decisions. This offering also includes DXP, which will enable customers to control the driving experience while benefiting from our industry-leading technology platform.

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

The first series production launch of this offering occurred in 2021 as Geely Group launched Mobileye SuperVision™ in its ZEEKR premium electric vehicle brand. Through the end of 2025, over 350,000 SuperVision™ systems were delivered to ZEEKR, Polestar and other brands.

Mobileye Chauffeur™ and Mobileye Drive™

Mobileye Chauffeur™

Eyes-off / Hands-off

ECU

Sensors Set:

7 Cameras	8MP
4 Short-Range Cameras	3MP
Surround Imaging Radars	
1 Front Lidar	

Technologies:

REM™ Cloud

DMS Required

ECU - 3 x EyeQ™ 6H

Availability and performance is subject to product's and vehicle's specifications, manual, ODD and law. When needed, driver to be engaged and ready for takeover.

Mobileye Chauffeur™ is our geographically scalable eyes-off/hands-off solution for consumer vehicles in a gradually expanding ODD, combining computer vision technology with surround imaging radars and front lidar. The first generation solution will be based on three EyeQ™6 High SoCs, deployed with a primary board including two EyeQ™6 High SoCs supporting full surround computer vision perception and mapping and a secondary board with an additional EyeQ™6 High SoC supporting radar / lidar perception and our Compound AI fusion architecture. The primary board is common to our SuperVision™ solution which reduces the OEM’s validation burden and the dual-board setup provides functional safety redundancy. The system will provide 360-degrees of coverage through two independent and redundant sensing subsystems, along with REM™ maps, RSS, and our PGF architecture, to support optimized scalability and safety. Mobileye Chauffeur™ is expected to be capable of eyes-off/hands-off driving with a human driver still in the driver’s seat, in a gradually expanding ODD that can range from a limited ODD (e.g., highway only, up to 130kph), an ODD that we believe covers the majority of most consumers’ driving, to the more advanced ODDs that we are pursuing through this solution in subsequent generations. By using Mobileye SuperVision™ eyes-on/hands-off system as a basis for Mobileye Chauffeur™, we allow for an incremental and modular eyes-off transition from one ODD to the next. This can be done by adding more active sensors for redundancy and more compute power to the already validated and road-tested Mobileye SuperVision™. This approach gives our customers a viable, modular, and incremental path toward useful and safe consumer AV solutions.

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
●Self-Driving System & Vehicles. We expect to deploy our Mobileye Drive™ eyes-off/hands-off self-driving system inside purpose-built vehicle platforms that are engineered to integrate our technology stack. Announced supply-side vehicle development partners are Volkswagen Commercial Vehicles and MOIA, Schaeffler, Verne and Holon. We and our vehicle development partners will then market these vehicles and systems through business-to-business channels into a range of transportation network operators, with announced demand-side customers including Deutsche Bahn, Beep, Holo / Ruter, Lyft and others.

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

In addition, we believe consumer-owned and operated AVs will fundamentally change how individuals utilize their vehicles. Automation will allow the individual to be significantly more productive during their commute or other time spent in the car, given that the vehicle could operate eyes-off/hands-off in an increasingly wide ODD. Providing consumers with access to affordable autonomous vehicles can create significant value by decreasing time spent focused on the driving function and increasing safety.

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
●Geographic Scale - Geographic scale refers to the challenge of creating high-definition maps with great detail and accuracy through our REM™ technology, and keeping those maps continuously updated, which is crucial for series production AVs. AMaaS vehicles can be confined to geofenced areas, which allows AVs to reach prominence through the robotaxi industry before expanding the ODD to outside of those areas. While robotaxi operators may be successful providing their services in limited geofenced areas, broad-based consumer AV adoption requires the ability to drive safely anywhere, and in diverse environments, rather than only in geofenced areas. In 2025 alone, we collected 34.5 billion miles of road data from, based on our estimates, over 8 million REM™-enabled vehicles worldwide, and analyzed up to 94.5 million miles of road data per day, with the size of the REM™-enabled fleet increasing daily. Since we deployed REM™ in 2018, we have harvested a total of 91.5 billion miles of road data. As of December 27, 2025, we estimate that the data we have accumulated covers over 95% of the approximately 0.8 million miles of motorway, trunk, and primary road types in each of the United States and Europe, respectively, as well as a large majority of other road types. This data enables us to create robust high-definition maps to support solutions across the product spectrum from Cloud-Enhanced ADAS™ to Mobileye Surround ADAS™ and Mobileye SuperVision™ to Mobileye Chauffeur™ and Mobileye Drive™.
●Cost - The cost of a self-driving system commonly employed by robotaxis, with its cameras, radars, specialized lidars, and high-performance computing is currently in the tens of thousands of dollars. This cost level is acceptable for the monetization model of a driverless ride-hailing service, but is far too expensive for series-production passenger cars. In order for autonomous driving consumer vehicles to scale in volume, we believe the cost of self-driving systems needs to be reduced significantly, such as to several thousands of dollars, an order of magnitude lower than the cost of market solutions to date. The ability to scale at low-cost, both from the on-board technology perspective and the cost of mapping, is critical to the mass adoption of AVs. AVs need to be safe, yet affordable, to achieve adoption among individuals and not just fleet operators.

Our Competitive Strengths

We believe that our leadership in ADAS and autonomous driving is based primarily on our: (1) first-mover advantage; (2) technology, including differentiated technological cores and solution architectures; (3) comprehensive portfolio of solutions; (4) delivery, including agility, response times, and time-to-market; and (5) inherent cost-driven advantages. These significant advantages form the basis for our competitive strengths described below:

●Coupling of software and hardware delivers optimized performance and efficiency - We design our own purpose-built SoCs and develop a software stack to optimally match the architecture of the SoCs. This results in an optimized cost/performance paradigm, allowing for a range of products that can be produced at high volume. We continue to innovate in this area; for example, our latest SoC, the EyeQ™6 High, achieves a ten-fold increase in frames-per-second processing as compared to our EyeQ™5 High SoC, with only a two-times increase in overall processing power and 25% increase in power consumption. Our coupled software and hardware architecture is highly differentiated from general purpose SoCs and software stacks that are not optimized for a specific use case. Our approach results in low power consumption and lean compute, and yet, is able to support a very powerful range of solutions for the ADAS and AV markets. The principle of efficiency permeates the overall solution design, including our Compound AI system architecture, which includes our True Redundancy™ approach, with multiple separate subsystems to increase robustness and simplify validation efforts, and RSS, which separates the perception system’s validation from the driving policy system, and allows for a compute-efficient driving policy. Each of these are critical contributors to achieving efficient solutions.
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
●Industry leading computer vision capabilities - ADAS solutions are responsible for saving lives and must meet very high-performance metrics with extreme levels of efficiency, and pass increasing regulatory oversight. We are a technology leader for computer vision solutions for ADAS, and we have continuously enhanced our leadership position through our ability to meet the extreme performance, accuracy, and cost metrics of our OEM customers. Our products primarily use monocular camera processing that works accurately alone, or together with radar and lidar for redundancy. We have been responsible for many “industry first” launches using monocular vision processing. These include forward collision warning, automatic emergency braking, pedestrian detection, hands-free driving, and numerous other advanced functions based solely on computer vision. We have pioneered many computer vision features such as deep networks for the discovery of “free space” or the space available to the vehicle to drive in, so that a vehicle can determine a driving path. We have enhanced our computer vision capabilities over time to include multiple cameras such as the trifocal camera configuration (three cameras with different fields of view placed side-by-side facing forward), which has been in series production since 2018, and the 11-camera configuration on our Mobileye SuperVision™ solution, which was launched in late 2021.
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

●Road Experience Management™ creates a powerful network effect and long-term competitive advantage - Our REM™ system is a crucial ingredient that we believe allows for: (1) defining a new category of cloud-enhanced ADAS that we call Cloud-Enhanced ADAS™, where information in Mobileye Roadbook™ enhances existing ADAS functions such as lane keeping assist and lane-centering and allows for new functions such as the analysis of behavior patterns in intersections and near traffic signs and lights; (2) evolving ADAS to an eyes-on/hands-off point-to-point assisted driving navigation system; and (3) the scale deployment of AV. REM™ is complex, requiring advanced processing at the edge (for creating processed data to be sent to the cloud and for localizing the vehicle at centimeter-level accuracy in Mobileye Roadbook™), and computationally intensive processing in the cloud to build Mobileye Roadbook™ from billions of data packets sent from millions of vehicles - all automatically. REM™ benefits from a powerful network effect, where more vehicles with REM™ enabled technology from which we are able to collect and process data, not only improves our own solutions, but also delivers benefits to our customers and to consumers through greater safety and expanded functionality. We believe this network effect creates a powerful competitive advantage, particularly given our leadership position in ADAS, as we are able to efficiently collect large amounts of data from our consumer solutions already deployed on roads globally through their regular use. Our REM™ maps are a critical component that supports our SuperVision™ product’s ability to operate across a wide ODD and, therefore, the modular process of expanding this technology to eyes-off/hands-off Chauffeur™ products for a defined ODD. Further, our REM™ maps support our ability to deploy our AMaaS technology in new cities and geographies quickly.
●Data and technology advantage - Developing effective ADAS technology is technologically complex and requires the development of large validation datasets in order to train the required software algorithms effectively, a long-term commitment to validation and qualification with an OEM before series production can even begin, and significant financial resources. We have assembled a substantial dataset of real-world driving experience, encompassing hundreds of petabytes of data, which includes tens of millions of clips collected over decades of driving on urban, highway, and arterial roads all over the world that enable us to develop and continuously improve advanced computer vision algorithms to fit road scenarios and use cases that our system encounters. We have developed sophisticated 2D and 3D automatic-labeling methodologies that, together with a team of thousands of external specialized annotators, allow for fast development cycles for our computer vision engines based on the dataset we have. In addition, our advanced data labeling infrastructure and data mining tools can unlock significant data-driven insights. In parallel, we have created a rich dataset of roads driven from over 8 million REM™-enabled vehicles worldwide that we estimate covers over 95% of the approximately 0.8 million miles of motorway, trunk, and primary road types in each of the United States and Europe, respectively, as well as a large majority of all other road types. We apply a series of on-cloud algorithms to build this crowd-sourced data into a high-definition, rapidly updating map that contains a rich variety of information, including road geometry, drivable paths, common speeds, right-of-way, and traffic light-to-lane associations. Our REM™-enabled solutions continuously harvest high-precision data that is analyzed in the cloud, creating a large repository of real-world data from the analysis of tens of millions of miles of road data per day, varying by road types and geography. This data enables us to create robust high-definition maps to support solutions across the product spectrum from Cloud-Enhanced ADAS™ and Mobileye Surround ADAS™ to Mobileye SuperVision™ to Mobileye Chauffeur™ and Mobileye Drive™. These two datasets create powerful network effects as we seek to continually improve our solutions as more vehicles are deployed with our technology.
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
●Further enhance and drive adoption of our Premium Driver Assist solutions - Our Mobileye Surround ADAS™ and SuperVision™ solutions represent the next steps toward next-generation comprehensive eyes-on/hands-off ADAS solutions where incremental safety and the convenience of hands-off driving combine in a compelling package for drivers. Our initial generation of SuperVision™ was based on the EyeQ™5 High system on chip and initially launched with the Geely Group’s premium electric vehicle brand, ZEEKR. After the initial launch, we successfully executed a series of software updates and also achieved a series of production program awards with Volkswagen Group that substantially increased the number of vehicle models in our future launch pipeline. During 2025, we made significant progress in the execution of the second generation of SuperVision™, based on EyeQ™6 High, targeting a number of upcoming vehicle launches with VW Group brands Porsche and Audi. Our validated SuperVision™ technology can serve as the foundation to enable eyes-off/hands-off capabilities in a modular way. We believe that Mobileye SuperVision™ has the potential to transform ADAS at its core, potentially leading to adoption driven by regulatory requirements and safety ratings of a Mobileye SuperVision™-like solution in its own category, similar to how safety-ratings and regulation have driven the adoption of base ADAS beginning in 2014.

Additionally, we added a new innovative Premium ADAS solution, Mobileye Surround ADAS™, which utilizes the SuperVision™ software stack with a down-scaled sensor suite and an ECU that includes one EyeQ™6 High SoC. The solution will enable eyes-on/hands-off driving on highway road types (as compared to SuperVision™ which is expected to operate on various ODDs). Mobileye Surround ADAS™ will provide OEMs with higher levels of autonomy than Cloud-Enhanced Driver Assist™, which we believe will expand the application and adoption of our products. In addition to the safety features and eyes-on/hands-off capability, this product can also result in the consolidation of several functions, including automated parking and driver / occupant monitoring, onto a single ECU that results in a lower-cost solution for OEMs as compared to first-generation Level 2+ systems currently on the market. As a result, we are seeing increasing traction to equip this type of system as standard-fit across wide-ranging vehicle price and model segments.

Our Premium Driver Assist offerings are expected to be available with DXP, which will enable OEM customers to deploy their own internally-developed software on our EyeQ™ SoCs while benefiting from our industry-leading technology platform.

●Innovate and commercialize our next-generation autonomous driving solutions - Propelled by our next generation EyeQ™ SoC, our surround computer vision Mobileye SuperVision™ solution, productization of software-defined imaging radars and our Compound AI system architecture including True Redundancy™, we believe that we will be positioned to deliver an autonomous driving solution that can enable the mass adoption of AV. We plan to continue to develop innovative and cost-optimized solutions to deliver comprehensive capabilities for mass market adoption to our customers. We believe the introduction of our Premium ADAS capabilities with our launched Mobileye SuperVision™ solution, which can be scaled to a variety of Mobileye Chauffeur™ consumer AV solutions, and our eyes-off/hands-off/no driver capabilities with Mobileye Drive™ will help us continue to provide our customers with innovative solutions and enable further growth for us. The favorable view of Chauffeur™ eyes-off technology by automakers is based on two key factors: 1) Chauffeur™ adds “buying your time back” as an additional value proposition on top of the safety and convenience benefits of SuperVision™; and 2) the sharing of tech building blocks between SuperVision™ and Chauffeur™ creates a scalable bridge from one to the other, significantly lowering the investment needs and raising the probability of success for a consumer AV product. We plan to continue to build and enhance our full-stack technology platform in order to offer an affordable, time-saving and much safer driving experience, which we believe will propel the mass-market adoption of autonomous driving solutions.
●Utilize our flexible platform to expand our collaboration with our OEM customers - We have designed our EyeQ™5 SoCs and subsequent generations to be increasingly customizable by our OEM customers, supported by DXP. DXP enables automakers to develop and customize the driving experience while utilizing Mobileye’s proven core technology perception and driving software - allowing our customers to create unique products from our technology while accelerating time-to-market and reducing overall execution risk. We plan to continue to develop our platform to offer our customers the ability to seamlessly address the additional capabilities and features that they demand by customizing their offerings on top of our solutions. This collaborative addition to our platform offers a mutually beneficial middle ground between open and closed systems, which will allow OEMs to innovate on top of our platform, augmenting and differentiating their offerings, while benefiting from our cutting-edge, verified and validated core technologies such as computer vision, true redundancy perception, REM™ mapping and driving policy.
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

Tier 1 Automotive Suppliers

We supply certain OEMs with the EyeQ™ platform through our arrangements with automotive system integrators, known as Tier 1 automotive suppliers, which are direct suppliers to OEMs. Our Tier 1 customers include Aptiv, Magna, Valeo, ZF, Imotion, HL Klemov, Mobis and others.

Autonomous Mobility-as-a-Service

We, along with commercialization partners such as MOIA and Holon, expect to sell or deploy Mobileye Drive™-equipped self-driving vehicles to a range of transportation network companies, public transit operators, other mobility service companies and vehicle OEMs which intend to operate a variety of services (e.g., consumer-facing AMaaS, transportation on demand, delivery). These partners could produce vehicles themselves and integrate Mobileye Drive™ with our assistance.

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

We partner with STMicroelectronics, a leading supplier and innovator of semiconductor devices for automotive applications, in manufacturing, design and research and development. We have co-developed six generations of our automotive grade SoC, EyeQ™, with STMicroelectronics including EyeQ™5 and EyeQ™6. We design the front-end and STMicroelectronics designs the back-end package. These design processes also include testing, quality assurance, customer care, failure analysis and ensuring compliance with manufacturing standards. All of our EyeQ™ integrated circuits are manufactured by or outsourced to a partner foundry by STMicroelectronics.

We have also established a relationship with Quanta Computer, Taiwan Semiconductor Manufacturing Company (“TSMC”) and other suppliers to develop and assemble our ECUs including our reference design for our Mobileye SuperVision™ solution, which includes our EyeQ™5 and EyeQ™6 SoCs from STMicroelectronics.

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

National NCAPs will continue to add specific ADAS applications to their evaluation items over the next several years, led by the Euro NCAP. In the EU, pre-market approval is required for all vehicles sold, and many manufacturers choose to satisfy a set of technical criteria determined by the Euro NCAP. The Australian, Japanese, and Korean NCAPs’ have fully harmonized their policies with the Euro NCAP. In 2025, Euro NCAP approved and announced significant updates to its protocols that will take effect in 2026, reflecting evolving expectations for ADAS performance and human-machine interface considerations. We believe that this and such additional future evolution of standards will drive the need for additional sensors and compute which our Mobileye Surround ADAS™ solution is strategically positioned to support. In the United States, ADAS regulation continues to make large strides. For example, the INVEST in America Act, which was passed in late 2021, requires the U.S. Department of Transportation to issue requirements and standards regarding vehicle safety technologies. In addition, NHTSA has adopted a new FMVSS requiring automatic emergency braking systems on new light vehicles, and in early 2025 the U.S. Department of Transportation temporarily delayed the effective date of a related final rule as part of a regulatory review process. On the AV front, our RSS driving policy provides a cornerstone for global standardization efforts of the safety of assisted and automated driving, in particular IEEE 2846, a working group of approximately 30 organizations in the industry that we lead.

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

Trade Restrictions and Export Control

In order for us to operate in international markets, we must comply with relevant legal regulations regarding autonomous vehicles as well as technology export control, data security, cybersecurity and other related regulations that apply to global technology companies. We have developed robust compliance processes and procedures related to these regulatory requirements and believe that we are in compliance with such requirements.

On October 7, 2022, the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”) announced restrictions on the export of advanced computing integrated circuits and related items to China and certain other jurisdictions. Based on our existing customer base and the export classifications for our existing chip products, we do not believe that these U.S. export controls will have a material impact on our sales of these products to our existing customers (including those in China), however this assessment remains subject to ongoing technical reassessment against evolving regulatory thresholds and may change for future generations of our chip products. In 2023, BIS added to these restrictions and the U.S. also worked with Japan and the Netherlands to align on additional restrictions on semiconductor manufacturing equipment. In January 2025, BIS announced additional controls on advanced computing chips and certain closed AI model weights. These controls were withdrawn before taking effect, however future AI oversight regulations could materially affect our business operations. On January 14, 2025, BIS announced the adoption of a final rule prohibiting certain transactions involving the sale or import of (i) connected vehicles integrating “Vehicle Connectivity System” hardware, and (ii) connected vehicles integrating “Automated Driving System” or “Vehicle Connectivity System” software, or those components sold separately, in each case with a sufficient nexus to the People’s Republic of China or Russia. The software provisions of the final rule and the prohibition on sales of connected vehicles will take effect for model 2027 and the hardware-related prohibitions will take effect in model year 2030, or January 1, 2029 for units without a model year. We have developed and implemented compliance processes for these new rules and expect to be compliant when these restrictions are effective. In addition, recent regulatory actions by the United States and the Netherlands have impacted Nexperia, a global manufacturer of essential semiconductor components, by restricting access to certain technologies and limiting cross-border transfers of semiconductor products. We have implemented supply chain redundancy strategies and diversified our Tier 2 semiconductor sourcing to address potential impacts to our business and operations and support long-term operational resilience. Import and Export control regulations adopted by the United States and other jurisdictions are subject to change and interpretation, and it is possible that future regulatory actions by BIS impacting U.S. imports and exports of integrated circuits as well as certain software and hardware components used in our systems and related items could have a material impact on our business operations.

Data Privacy

Privacy is fundamental to Mobileye. We collect, process, transmit, and store personal information in connection with the operation of our business and are subject to a variety of local, state, national and international laws, directives and regulations that apply to the collection, use, retention, protection, security, disclosure, transfer and other processing of personal data in the different jurisdictions in which we operate. Data collected by the camera and sensors of our solutions during the development cycle of a project may include personal information such as license plate numbers of other vehicles, facial features of pedestrians, appearance of individuals, GPS data, and geolocation data in order to train the data analytics and AI technology equipped in our solutions for the purpose of identifying different objects and predicting potential issues that may arise during the operation of a motor vehicle. As we work to integrate in‑cabin sensing technologies, including camera‑based driver monitoring and occupant monitoring systems, we may collect sensitive personal information, such as biometric identifiers, gaze patterns, facial features, behavioral attributes, and, in some configurations, audio or physiological indicators. This may increase the volume and sensitivity of data we process, and may subject us to heightened compliance obligations.

We anticipate that our collection of such personal information may increase with the growing introduction of our AMaaS and robotaxi solutions, and our integration of Moovit, which may provide us with access to personal information of users. Our data-collection processes implement strict methodologies to comply with data protection and privacy laws, including the EU General Data Protection Regulation (the “GDPR”, the UK General Data Protection Regulation, and U.S. federal and state laws, including the California Consumer Privacy Act of 2018 (the “CCPA”), as amended by the California Privacy Rights Act of 2020 (the “CPRA”). In addition, the EU Artificial Intelligence Act (“EU AI Act”) entered into force in 2024 and is being applied in a phased manner through 2025 and 2026. Certain AI systems used in the context of autonomous driving, mobility, and large-scale monitoring of public spaces may be classified as high-risk AI systems, triggering additional obligations related to data governance, transparency, human oversight, risk management, and post-market monitoring.

We leverage systems and applications that are spread over the countries in which we do business, requiring us to regularly move data across national borders. As a result, we are subject to a variety of laws and regulations in the United States, China, the European Union, Israel and other foreign jurisdictions as well as contractual obligations, regarding data privacy, protection, and security.

The scope and interpretation of the laws and regulations that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws. We are subject to the GDPR, which became effective in May 2018. EU member states have enacted certain implementing legislation that adds to and/or further interprets the GDPR requirements. The GDPR together with national legislation, regulations and guidelines of the EU member states governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, use, retain, protect, disclose, transfer, and otherwise process personal data with respect to EU data subjects. In particular, the GDPR includes obligations and restrictions concerning the consent and rights of individuals to whom the personal data relates, the transfer of personal data out of the EEA, security breach notifications and the security and confidentiality of personal data. We are also subject to the UK General Data Protection Regulation (i.e., a version of the GDPR as implemented into UK law), exposing us to two parallel regimes with potentially divergent interpretations and enforcement actions for certain violations. While the European Commission issued an adequacy decision in respect of the UK’s data protection framework, enabling data transfers from EU member states to the UK to continue without requiring organizations to put in place contractual or other measures in order to lawfully transfer personal data between the territories, that EC adequacy decision was originally subject to a sunset clause set to expire on June 27, 2025, but was subsequently extended for an additional six‑year term with a new sunset date of December 27, 2031. This adequacy decision may be revoked in the future by the European Commission if the UK data protection regime is reformed in ways that deviate substantially from the GDPR. Other countries have enacted or are considering enacting similar cross-border data transfer rules or data localization requirements.

Additionally, U.S. state governments continue to enact new data protection and privacy laws and regulations since 2018, including California, Colorado, Connecticut, Delaware, Iowa, Texas, Utah, Virginia and many others. These new state laws and regulations may impact our business practices, including limiting our ability to use clips for internal development and validation purposes. Several U.S. state laws impose heightened restrictions on the processing of sensitive personal data, including precise geolocation data and biometric identifiers, and provide consumers with opt-out rights from certain automated decision-making and profiling activities. Federal and state laws and regulations are changing rapidly and new federal data protection and privacy laws remain under discussion, to which we would become subject if any such laws were enacted. Compliance with these federal and state data protection and privacy laws and regulations, and other similar federal or state laws and regulations that may be enacted in the future, may require us to put in place additional mechanisms to comply with such laws and regulations which could cause us to incur substantial costs or require us to change our business practices, including our data processing practices, in a manner adverse to our business. Moreover, any failure to comply with such federal and state laws and regulations could result in, among other things, regulatory or government investigations, monetary penalties or fines, litigation (including civil claims, such as representative actions and other class action-type litigation), and orders to cease, modify or change our business practices, including our data processing practices.

In China, the Cyber Security Law (as amended in 2026) reaffirms the basic principles and requirements specified in other existing laws and regulations on personal information protection, such as the requirements on the collection, use, processing, storage, and disclosure of personal information. China has implemented additional comprehensive data protection and cybersecurity laws, including the PRC Data Security Law, the PRC Personal Information Protection Law (PIPL), the PRC Network Data Security Management Regulations (2025) and the Automotive Data Export Security Guidelines (2026), which significantly expand compliance obligations. Under these laws and related regulations, organizations may be subject to enhanced requirements regarding lawful processing, data localization in certain circumstances, government security assessments or other approvals for specific processing activities or cross-border data transfers, and restrictions on transfers of personal information and certain automotive data outside of China, with broad enforcement authority and potentially significant penalties for non-compliance.

In Israel, we are subject to the Israeli Privacy Protection Law, 5741-1981 (the “PPL”), and the regulations promulgated thereunder, including the Israeli Privacy Protection Regulations (Data Security), 5777-2017, which impose detailed requirements regarding the processing, transfer, and safeguarding of personal data, and additional regulations governing exercising of privacy rights, cross-border data transfers, import of personal data from the EU and so forth. Similar to the UK, the European Commission has issued an adequacy decision in respect of Israel’s privacy laws in 2011, enabling data transfers from EU member states to Israel without additional contractual burden, and currently, without expiry term.

The Israeli Privacy Protection Authority (the “PPA”), acting as the supervisory authority in respect of Israeli privacy laws, has from time to time issued guidance which serves as complementary compliance requirements on controllers and processors such as the Company. On August 14, 2025, the most significant amendment to the PPL (“Amendment 13”) took effect, which significantly increased the enforcement and investigative powers of the PPA, and as a result, significantly increased the potential for imposing administrative sanctions for violations of the PPL and its regulations, and in some cases, monetary sanctions. In addition, Amendment 13 further increased civil liability as the statute of limitations was increased from two to seven years and new punitive damages without proof were added to protect privacy rights violations by controllers and processors. Significant amendments to the PPL or its regulations may require updates to our data protection and security practices. Failure to comply with the PPL and its regulatory framework could result in enforcement actions, litigation (including class actions), administrative orders, and monetary penalties.

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

In the autonomous driving market, including AMaaS and consumer AV, we face competition from technology companies, internal development teams from the automakers themselves, sometimes in combination with investments in early-stage autonomous vehicle technology companies, Tier 1 automotive companies, as well as robotaxi providers. AMaaS competitors include Cruise, Tesla, Motional, Waymo, NVIDIA, Yandex, and Zoox in the United States and Europe and Auto X, Baidu, Deeproute.ai, Didi Chuxing, Momenta, Pony.ai and WeRide in China. Consumer AV competitors include Sony and Tesla, who are developing self-driving vehicles for consumers. We also face competition from companies that offer “software-only” autonomous vehicle solutions, including StradVision, Autobrains, Wayve and Momenta.

Developing effective ADAS technology is technologically complex, requires the development of large validation datasets in order to train the required software algorithms effectively, requires a long-term commitment to validation and qualification with an OEM before series production can even begin, and requires significant financial resources. In addition, our tightly coupled software and hardware solutions, which are based on highly advanced, road-tested, sensing and perception technologies from decades of leadership in AI, including computer vision, and powered by our mission critical software and purpose-built EyeQ™ family of SoCs are extremely hard to replicate.

Competition in the humanoid and Physical AI robotics market is intense and rapidly evolving, with a growing number of well-capitalized companies developing general-purpose bipedal robots and related autonomy stacks for industrial and warehouse use. We face competition from other humanoid robotics developers such as Tesla, Figure AI, Sanctuary AI, PAL Robotics, Agility Robotics and Boston Dynamics, as well as additional emerging players (including a number of Chinese robotics companies) seeking to commercialize similar capabilities.

Moovit competes against urban mobility applications and mobility-as-a-service (“MaaS”) solutions which provide transportation services and navigation data to consumers. Moovit’s free and subscription-based application competition includes Alphabet, Apple, Citymapper, and Transit. Moovit’s application also competes with local urban and inter-city ticketing service providers that provide purchase and ticketing of public transit and mobility services on their own platform.

The principal competitive factors impacting the market for our solutions include:

●	completeness of our technology platform including SoCs, sensing and perception technologies, sensor fusion architecture, high-precision mapping system, and supporting software and algorithms;
●	ability to design and develop ADAS, autonomous driving and humanoid robotics solutions that meet our customers’ needs;
●	automotive quality standards, compliance, and performance in all areas of ADAS and autonomous driving;

●	ability to successfully integrate Mentee Robotics’s business and humanoid and Physical AI robotics technology with our existing platform;
●	agile software validation and robust product release discipline;
●	scalability, and cost efficiency of our solutions;
●	engineering capabilities, the ability to innovate and continuously improve our technology;
●	pricing;
●	design and development support for our customers;
●	manufacturing reliability and the ability to make on-time delivery of appropriate quantities of product at a consistent level of quality;
●	ability to meet regulatory requirements;
●	intellectual property protection;
●	attraction and retention of key talent, including in artificial intelligence and robotics; and
●	brand and reputation, including the ability to market new offerings.

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

Our Employees

As of December 27, 2025, we had approximately 4,200 employees operating across seven countries, with approximately 85% of such employees involved in research and development and approximately 3,900 of such employees operating in Israel. As of February 3, 2026, following a workforce reduction and the acquisition of Mentee Robotics, we had approximately 4,130 employees. None of our employees is represented by a labor union with respect to his, her or their employment. In certain countries in which we operate, we are subject to, and comply with, local labor law requirements, which may automatically make our employees subject to industry-wide collective bargaining agreements. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Intellectual Property

Our ability to compete effectively depends in part on our ability to develop and maintain the proprietary aspects of our technology. Our policy is to obtain appropriate proprietary rights protection for any potentially significant new technology acquired or developed by us. As of December 27, 2025, we held 439 U.S. patents, 98 European patents, 205 U.S. patent applications, 633 European and other non-U.S. patent applications, and provisional patent filings. We do not view any single patent or patent application to be material.

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

Relationship with Intel

Prior to the Mobileye IPO, Intel beneficially owned 100% of our outstanding shares of common stock and we operated as Intel’s wholly owned subsidiary. As of December 27, 2025, Intel beneficially owns 50,000,000 shares of our Class A common stock and all of the outstanding shares of our Class B common stock, representing approximately 79.5% of our outstanding common stock and 97.3% of the voting power of our common stock. Due to the issuance of shares of Class A common stock in connection with the acquisition of Mentee Robotics, Intel beneficially owns approximately 77.0% of our outstanding common stock and 96.9% of the voting power of our outstanding common stock as of February 3, 2026. As a result, Intel is able to control all matters submitted to our stockholders for approval, including the election of our directors and the approval of significant corporate transactions. Furthermore, in addition to any other vote required by law or by our amended and restated certificate of incorporation, until the first date on which Intel ceases to beneficially own 20% or more of our outstanding shares of common stock, the prior affirmative vote or written consent of Intel as the holder of our Class B common stock will be required in order for us to: adopt or implement any stockholder rights plan or similar takeover defense measure; consolidate or merge with or into any other entity; permit any of our subsidiaries to consolidate or merge with or into any other entity, with certain exceptions; acquire the stock or assets of another entity for consideration in excess of $250,000,000 other than transactions in which we and one or more of our wholly owned subsidiaries are the only parties; issue any stock or other equity securities except to our subsidiaries, pursuant to the Mobileye IPO, or pursuant to our employee benefit plans limited to a share reserve of 5% of the outstanding number of shares of our common stock on the immediately preceding December 31; make or commit to make any individual or series of related capital or other expenditures in excess of $250,000,000; create, incur, assume or permit to exist any indebtedness or guarantee any indebtedness in excess of $250,000,000; make any loan to or purchase any debt securities of any person in excess of $250,000,000; redeem, purchase or otherwise acquire or retire for value any equity securities of our company except repurchases from employees, officers, directors or other service providers upon termination of employment or through the exercise of any right of first refusal; take any actions to dissolve, liquidate, or wind-up our company; declare dividends on our stock; or amend, terminate or adopt any provision inconsistent with our amended and restated certificate of incorporation or amended and restated bylaws. See “Item 1A. Risk Factors — Risks Related to our Relationship with Intel and our Dual Class Structure”.

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

Key provisions of the Master Transaction Agreement include: we will provide Intel with certain registration rights to register our common stock, because the shares of our common stock held by Intel after the Mobileye IPO are “restricted securities” as defined in Rule 144 under the Securities Act; we will cooperate with Intel, at its request, to accomplish a distribution by Intel of our common stock to Intel stockholders which is intended to qualify as a distribution under Section 355 of the Code, or any corresponding provision of any successor statute, and we have agreed to promptly take any and all actions reasonably necessary or desirable to effect any such distribution, in which Intel will determine, in its sole and absolute discretion, whether to proceed with all or part of the distribution, the date of the distribution and the form, structure and all other terms of any transaction to effect the distribution; so long as Intel beneficially owns at least 20% of our common stock, we will sell Intel our commercially available products, including EyeQ™ SoCs, for internal use, but not for resale on a standalone or bundled basis; we and Intel agree to hold the other in most favored status with respect to products purchased or sold for internal use, meaning that the product prices, terms, warranties and benefits provided between us and Intel shall be comparable to or better than the equivalent terms being offered by the party providing the products to any single, present customer of such party; we granted Intel a continuing right to purchase from us shares of Class A common stock or Class B common stock as is necessary for Intel to maintain an aggregate ownership interest of our common stock representing at least 80.1% of our common stock outstanding, provided, however, that this right terminated pursuant to the Master Transaction Agreement upon Intel’s beneficial ownership of our common stock falling below 80%; we and Intel have cross-indemnities that generally place the financial responsibility on us and our subsidiaries for all liabilities associated with the current and historical Mobileye business and operations, and generally will place on Intel the financial responsibility for liabilities associated with all of Intel’s other current and historical businesses and operations, in each case regardless of the time those liabilities arise, and certain other indemnities; the Master Transaction Agreement contains a general release for liabilities arising from events occurring on or before the time of the Mobileye IPO; for so long as Intel provides us with accounting and financial services under the Administrative Services Agreement that we entered into with Intel, and to the extent necessary for the purpose of preparing financial statements or completing a financial statement audit, we will provide Intel as much prior notice as reasonably practical of any change in the independent certified public accountants to be used by us or our subsidiaries for providing an opinion on our consolidated financial statements; until the later of Intel ceasing to be a “controlling person” of us as defined in the Securities Act and such date that Intel ceases to provide us with legal, financial, or accounting services under the Administrative Services Agreement, we will comply with all Intel rules, policies, and directives identified by Intel as critical to legal and regulatory compliance, to the extent such rules, policies, and directives have been previously communicated to us, and will not adopt legal or regulatory policies or directives inconsistent with the policies identified by Intel as critical to legal and regulatory compliance; for a period of two years following the closing of the Mobileye IPO, we and Intel will not, directly or indirectly, solicit active employees of the other without prior consent by the other, provided we both have agreed to give such consent if either party believes, in good faith, that consent is necessary to avoid the resignation of an employee from one party that the other party would wish to employ; all outstanding options to purchase shares of Intel and all other Intel equity awards held by Mobileye Group employees at the time of the Mobileye IPO will continue to be outstanding until the earliest of (i) the date the award is exchanged pursuant to any issuer exchange offer undertaken by us and Intel, (ii) the date the award is exercised or expires under the terms of the applicable award agreement, and (iii) the date such award is canceled as a result of a Mobileye Group employee being terminated or, if later, the end of any post-termination exercise period specified in the award agreement or by the applicable equity plans’ administrative committees; immediately after completion of the Mobileye IPO (and after giving effect to the repayment of indebtedness by us to Intel and other transactions that occurred substantially concurrently with the Mobileye IPO), Intel agreed to ensure that we had $1.0 billion in cash, cash equivalents, or marketable securities; and Intel will use commercially reasonable efforts to provide three months’ advance notice to our board of directors in the event that Intel intends to pursue a transaction (even if no such transaction is imminent or probable at such time) which is reasonably expected to cause Intel’s ownership in us to fall below 50% of our total issued and outstanding shares of common stock.

In connection with the Mobileye IPO, we entered into a Technology and Services Agreement with Intel pursuant to which Intel granted us a limited license to sensitive core technology relating to radar. Pursuant to the Technology and Services Agreement, the license is limited to the development of a specific type of radar for specific applications, and any radar products that do not fall under the scope of the agreement will require a separate license from Intel, at Intel’s discretion. As a result, we will not own most new radar intellectual property, even if developed solely by us. If we are not able to continue to use or license sensitive core technology related to radar from Intel, we may not be able to secure alternatives in a timely manner or at all, and our ability to remain competitive would be harmed and that could adversely affect our business, results of operations and financial condition. See “Item 1A. Risk Factors — Risks Related to our Relationship with Intel and our Dual Class Structure — We may have conflicts of interest with Intel and, because of (i) certain provisions in our amended and restated certificate of incorporation relating to related person transactions and corporate opportunities, (ii) agreements we have with Intel in connection with the Mobileye IPO, and (iii) Intel’s controlling beneficial ownership interest in our company, we may not be able to resolve such conflicts on terms favorable to us.”

Several of our directors also serve as officers, directors and/or other positions at Intel. Mr. Zinsner, a member of our Board of Directors, is the Chief Financial Officer of Intel. Mr. Chandrasekaran, a member of our Board of Directors, is an Executive Vice President, Chief Technology and Operations Officer, and General Manager of the Intel Foundry organization at Intel. Mr. Bombach, a member of our Board of Directors, is a Corporate Vice President, Assistant Secretary and Head of Corporate Legal at Intel. Mr. Yeary, a member of our Board of Directors, is the Independent Chair and a director of Intel. Mr. Yeboah-Amankwah, the Chair of our Board of Directors, is no longer affiliated with Intel, but prior to June 2025, he was a Senior Vice President and the Chief Strategy Officer of Intel.

See the information under the heading “Item 13. Certain Relationships and Related Transactions, and Director Independence” which is incorporated herein by reference from our definitive proxy statement for the 2026 Annual Meeting of the Stockholders (the “2026 Proxy Statement”), which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 27, 2025.

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

Information about our Executive Officers

Set forth below are the names, ages and positions as of the date hereof of our executive officers.

Name	Age	Position
Amnon Shashua	65	Chief Executive Officer, President, and Director
Moran Shemesh Rojansky	45	Chief Financial Officer
Shai Shalev-Shwartz	50	Chief Technology Officer
Nimrod Nehushtan	36	Executive Vice President Business Development & Strategy
Boaz Ouriel	52	Executive Vice President, EPG Software

Amnon Shashua is our co-founder and has been serving as our Chief Executive Officer and President since 2017 and as our director since our founding in 1999. He served as a Senior Vice President at Intel from 2017 to 2022, following our acquisition by Intel. Professor Shashua founded Mobileye in 1999. In addition to Mobileye, Professor Shashua has founded a number of startups in the fields of computer vision and machine learning, including CogniTens, which develops comprehensive dimensional measurement systems, which he founded in 1995 and has since been acquired, OrCam, which harnesses computer vision and AI to assist the visually and hearing impaired, which he co-founded in 2010 and serves as its Co-Chairman, and AI21 Labs, which works to use AI to understand and create natural language, which he co-founded in 2017 and serves as its Chairman. In 2019, Prof. Shashua founded One Zero Digital Bank, a digital bank in Israel. In December 2021, Prof. Shashua co-founded Mentee Robotics, which Mobileye acquired on February 3, 2026 and aims to build humanoid robots. In 2024, Prof. Shashua co-founded AA-I Technologies where he now serves as a director and CEO, which works to develop super intelligence AI tools for scientific and research applications. Prof. Shashua holds the Sachs Chair in Computer Science at the Hebrew University of Jerusalem, where he teaches and supervises graduate students. He has published 162 papers in the field of machine learning and computational vision and holds over 94 patents. Prof. Shashua has been awarded prestigious prizes for his contributions to science and technology and is also the 2020 Dan David laureate in the field of AI, awarded for his ground-breaking work in the field. In 2019, he was recognized as the Electronic Imaging Scientist of the Year by the Society for Imaging Science and Technology. Prof. Shashua and his team were also finalists in the European Inventor Awards of 2019, awarded by the European Patent Office. In July 2022, Prof. Shashua received the Mobility Innovator Award from the Automotive Hall of Fame. In March 2023, Prof. Shashua received the Israel Prize for Lifetime Achievement from the Israel Ministry of Education.

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

Shai Shalev-Shwartz has been serving as our Chief Technology Officer since 2018. From 2017 to 2022, following our acquisition by Intel, Professor Shalev-Shwartz served as a Senior Fellow of Intel. Prof. Shalev-Shwartz is well known for his research in machine learning and was listed as one of the 100 most influential researchers worldwide in 2016 by AMiner. Prof. Shalev-Shwartz currently serves as a director of AI21 Labs. In December 2021, he co-founded Mentee Robotics, which Mobileye acquired on February 3, 2026 and is a co-founder, CTO and director of AA-I Technologies. Prof. Shalev-Shwartz is also a professor at the Rachel and Selim Benin School of Computer Science and Engineering at the Hebrew University of Jerusalem. In 2014, he co-authored a book used by major universities on theoretical machine learning: “Understanding Machine Learning From Theory to Algorithms.” Before joining Hebrew University and Mobileye, Prof. Shalev-Shwartz was a research assistant professor at Toyota Technological Institute in Chicago, and also worked in research at both Google (Nasdaq: GOOG) and IBM (NYSE: IBM). Prof. Shalev-Shwartz has written more than 100 research papers, focusing on machine learning, online prediction, optimization techniques and practical algorithms. In 2020, he was awarded the prestigious Michael Bruno Award for his research and his contribution to computer science and engineering. Prof. Shalev-Shwartz earned his Ph.D. from the Hebrew University of Jerusalem.

Nimrod Nehushtan has been serving as our Executive Vice President of Business Development & Strategy. Prior to his current position, Mr. Nehushtan served as Senior Vice President of Business Development & Strategy and Co-Manager of REM. Prior to that, Mr. Nehushtan served as Co-General Manager of the REM™ division of Mobileye, overseeing product development and leading business operations and growth. Mr. Nehushtan joined Mobileye in 2017 as a Project Manager. Prior to joining Mobileye, Mr. Nehushtan was an engineer at Israel Aerospace Industries. Mr. Nehushtan earned his B.Sc. in mechanical engineering from Tel Aviv University.

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

Item 1A. Risk Factors

Risk Factor Summary

Our business is subject to a number of risks and uncertainties that you should understand before making an investment decision. These include:

●	If we are unable to develop and introduce new solutions and improve existing solutions in a cost-effective and timely manner, then our competitive position would be negatively impacted and our business, results of operations, and financial condition would be adversely affected.
●	We invest significantly in research and development, and to the extent our research and development efforts are unsuccessful, our competitive position would be negatively impacted and our business, results of operations, and financial condition would be adversely affected.
●	We operate in a highly competitive market.
●	We have previously experienced constraints in the supply of our EyeQ™ SoCs as the result of the global semiconductor shortage during 2021 and 2022, and future shortages in the supply of our EyeQ™ SoCs or other critical parts would adversely affect our business, results of operations, and financial condition.
●	We face additional supply chain risks and risks of interruption of requisite services, including, as a result of our reliance on a single supplier or limited suppliers and vendors, for certain components, equipment, and services.
●	Increases in costs of the materials and other components that we use in our solutions would adversely affect our business, results of operations, and financial condition.

●	Our business may suffer from claims, or incur losses, relating to, among other things, actual or alleged defects in our solutions, or if our solutions actually or allegedly fail to perform as expected, and publicity related to these claims could harm our reputation and decrease demand for our solutions or increase regulatory scrutiny of our solutions.
●	We are subject to risks related to trade policies, sanctions, and import and export controls.
●	We invest significant effort and money seeking OEM selection of our solutions, and there can be no assurance that these efforts will result in the selection of our solutions for use in production models. If we fail to achieve a design win after incurring substantial expenditures in these efforts, our future business, results of operations, and financial condition would be adversely affected.
●	There is no guarantee that our customers will purchase our solutions in any certain quantity or at any certain price even after we achieve design wins, and there may be significant delays between the time we achieve a design win until we realize revenue from the vehicle model.
●	We depend on a limited number of Tier 1 customers and OEMs for a substantial portion of our revenue, and the loss of, or a significant reduction in sales to, one or more of our major Tier 1 customers and/or the discontinued incorporation of our solutions by one or more major OEMs in their vehicle models would adversely affect our business, results of operations, and financial condition.
●	We may face increased competition surrounding the development of our next generation chips from OEMs and emerging chip manufacturers entering the market.
●	We are highly dependent on the services of Professor Amnon Shashua, our President and Chief Executive Officer.
●	If we are unable to attract, retain, and motivate key employees, then our business, results of operations, and financial condition would be adversely affected.
●	We face regulatory and integration risks and costs associated with companies, assets, employees, products, and technologies that we have or that we may acquire, including our acquisition of Mentee Robotics.
●	Interruptions to our information technology systems and networks and cybersecurity incidents could adversely affect our business, results of operations, and financial condition.
●	Security breaches and other disruptions of our in-vehicle systems and related data could impact the safety of our end users and reduce confidence in us and our solutions.
●	An uncertain economic environment and inflationary conditions may adversely affect global vehicle production and demand for our solutions.
●	If OEMs are unable to maintain and increase consumer acceptance of ADAS and autonomous driving technology, our business, results of operations, and financial condition would be adversely affected.
●	Our business, results of operations, and financial condition may be adversely affected by changes in automotive safety regulations or concerns that drive regulations that could increase our costs or delay or halt adoption of our solutions.
●	The dual class structure of our common stock has the effect of concentrating voting control with Intel, and Intel beneficially owns 50,000,000 shares of our Class A common stock and all of the outstanding shares of our Class B common stock, representing approximately 79.5% of our outstanding common stock and approximately 97.3% of the voting power of our outstanding common stock as of December 27, 2025. This will limit or preclude your ability to influence corporate matters.
●	We may have conflicts of interest with Intel, and because of (i) certain provisions in our amended and restated certificate of incorporation relating to related person transactions and corporate opportunities, (ii) agreements we entered into with Intel in connection with the Mobileye IPO, and (iii) Intel’s controlling beneficial ownership interest in our company, we may not be able to resolve such conflicts on terms favorable to us.
●	Conditions in Israel and in the surrounding region affect our operations and may limit our ability to produce and sell our solutions.
●	Our operations may be disrupted by the obligations of personnel to perform military service as a result of current or future military actions involving Israel.

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

Our business, results of operations, and financial condition depend on our ability to complete development of our existing ADAS and autonomous driving programs and to develop and introduce new and enhanced solutions that incorporate and integrate the latest technological advancements in sensing and perception technologies, software and hardware, and camera, radar, lidar, mapping, and AI technologies to satisfy evolving customer, regulatory, and safety rating requirements. For example, we will need to complete the development and achieve cost efficient production at scale of new generations of our EyeQ™ SoCs and our software-defined imaging radar, and, in the case of AMaaS, source lidar cost effectively, all of which are important components of our planned approach to address the AMaaS and consumer AV markets. This report may contain descriptions of our current expectations regarding the years by which we expect to obtain engineering samples, commence production, or release our anticipated future solutions. These time periods are subject to significant uncertainty. We may encounter significant unexpected technical and production challenges, or delays in completing the development of these and other solutions and ramping production in a cost-efficient manner particularly as our products become increasingly complex. The development of these and other new and enhanced solutions requires us to invest resources in research and development and also requires that we:

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

To compete successfully, we must maintain successful research and development efforts (including the design and development of next-generation EyeQ™ SoCs), develop and commercialize new solutions, and improve our existing solutions, all ahead of competitors. We are focusing our research and development efforts across several key emerging technologies, including computer vision, Compound AI and other AI technologies, the development of next-generation EyeQ™ SoCs, software-defined imaging radar, the True Redundancy™ sensor fusion architecture, the REM™ mapping technology and our RSS model, and our Mobileye Surround ADAS™, Mobileye SuperVision™, Mobileye Chauffeur™ and Mobileye Drive™ systems. Further, with the acquisition of Mentee Robotics, we will also focus our research and development efforts on the development of humanoid robotics, including AI technologies in connection therewith. These are ambitious initiatives, and we cannot guarantee that all of these efforts will deliver the benefits we anticipate or be homologated as expected. We must make research and development investments based on our views of the most promising approaches to address future customer needs in rapidly evolving markets, and we cannot be certain that we will target our research and development investments appropriately or correctly anticipate the manner in which these markets will evolve. To the extent our research and development efforts do not produce timely improvements in utility, accuracy, safety, cost and operational efficiency (for example, our ability to deploy Mobileye Drive™ in vehicles without safety drivers in accordance with our expected schedule), our competitive position will be harmed. We do not expect all of our research and development investments to be successful. Some of our efforts to develop and market new solutions may fail, and the solutions we invest in and develop may be rejected by regulators or may not be well received by customers, who may adopt competing technologies. We make significant investments in research and development, and our investments at times may not contribute to our future operating results for several years, if at all, and such contributions at times may not meet our expectations or even cover the costs of such investments, which would adversely affect our business, results of operations, and financial condition.

We operate in a highly competitive market.

The ADAS and autonomous driving industries as well as the emergent humanoid robotics industry, are highly competitive, and we expect they will become even more competitive in the future. Our future success will depend on, among other things, our ability to continue developing superior advanced technology to remain competitive with our existing and any new competitors. Competition is based on, among other things, cost efficiency, reliability, the ability to develop and deploy increasingly complex technologies that provide for vehicle, passenger, and pedestrian safety in compliance with existing and future regulations, the ability to gather or access large validation datasets in order to train the required software and to continuously harvest new data in real-time, the ability to cost-effectively deploy hardware, the ability to integrate technologies and hardware with overall vehicle design and production, adoption by OEMs, and the ability to develop and maintain strategic relationships with other participants in the automotive industry.

A significant and growing number of established and new technology companies and automobile manufacturers have entered, or are reported to have plans to enter, the market for ADAS and autonomous driving solutions as well as the market for humanoid robotics. For example, certain of our competitors have announced that they are operating or developing autonomous robotaxis and/or humanoid robots. Some of our competitors have significantly greater or better-established resources than we do to devote to the design, development, manufacturing, distribution, promotion, sale, and support of their products. Automakers who seek to develop their own in-house solutions may also become indirect competitors. Some OEMs that have incorporated our solutions in the past have decided, and some OEMs that currently incorporate our solutions may decide to design in-house solutions to replace our solutions that they currently implement. For example, Tesla had previously incorporated our ADAS solutions in their vehicles but transitioned to their own in-house ADAS solutions in 2017. Further, in the third quarter of 2024, Zeekr announced their decision to utilize their in-house system instead of SuperVision™ for at least a major portion of production for their 001 model going forward. Mercedes-Benz is also employing its own in-house solutions, with others such as NIO, Volvo Cars, and Xpeng Motors also pursuing in-house solutions for portions of the ADAS software stack. In addition, our Tier 1 customers may be developing or may in the future develop competing solutions.

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

In the autonomous driving market, including AMaaS and consumer AV, we face competition from technology companies, internal development teams from the automakers themselves, sometimes in combination with investments in early-stage autonomous vehicle technology companies, Tier 1 automotive suppliers, and robotaxi providers. AMaaS competitors include Cruise, Tesla, Motional, Waymo, NVIDIA, Yandex and Zoox in the United States and Europe and Auto X, Baidu, Deeproute.ai, Didi Chuxing, Momenta, Pony.ai and WeRide in China. Consumer AV competitors include Sony, and Tesla, who are developing self-driving vehicles for consumers. Further, we face competition regarding the development of our Next Generation EyeQ™ chips from emerging chip manufacturers in markets such as China and our OEMs entering into the chip manufacturing space.

Competition in the humanoid and Physical AI robotics market is intense and rapidly evolving, with a growing number of well-capitalized companies developing general-purpose bipedal robots and related autonomy stacks for industrial and warehouse use. Mobileye and Mentee face competition from other humanoid robotics developers such as Tesla, Figure AI, Sanctuary AI, PAL Robotics, Agility Robotics and Boston Dynamics (of which HKMC holds an 80% beneficial ownership interest), as well as additional emerging players (including a number of Chinese robotics companies) seeking to commercialize similar capabilities.

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

In 2021 and 2022, the semiconductor industry experienced widespread shortages of substrates and other components and available foundry manufacturing capacity. These factors, combined with the long lead times associated with wafer production, contributed to a shortage of semiconductors. During 2021 and 2022, STMicroelectronics, our sole supplier of EyeQ™ SoCs, was not able to meet our demand for EyeQ™ SoCs, causing a significant reduction in our inventory level, and we entered 2022 with significantly lower inventories of our EyeQ™ SoCs as a result of the limited supply during 2021. Starting in late 2022 and early 2023, such supply chain disruptions, raw material shortages and manufacturing limitations abated and during 2023, we successfully increased levels of EyeQ™ SoC inventory on hand, mitigating the potential for future supply constraints to cause a shortfall. However, in the event of a reoccurrence of supply chain constraints, and subject to the duration and severity thereof, we may be required to operate with minimal or no inventory of EyeQ™ SoCs or ECUs (including for Mobileye SuperVision™, Mobileye Chauffeur™, and Mobileye Drive™) on hand. As a result, we are substantially reliant on timely shipments of EyeQ™ SoCs from STMicroelectronics (or other suppliers) and ECUs from Quanta Computer (or other suppliers) to fulfill customer orders and if such a shortfall of chips or ECUs were to occur, we may be unable to offset future supply constraints through the use of inventory on hand. Since our EyeQ™ SoC is the core of our ADAS and autonomous driving solutions, continued, acute shortages in the supply of sufficient EyeQ™ SoCs to meet our production needs would impair our ability to meet our customers’ requirements in a timely manner, and would affect our business, results of operations, and financial condition potentially in an adverse manner.

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

We currently purchase all of our EyeQ™ SoCs from STMicroelectronics. Because of the complex proprietary nature of our EyeQ™ SoCs, any transition from STMicroelectronics to a new supplier or, if there were a disaster at any of STMicroelectronics’ facilities involved in manufacturing our EyeQ™ SoCs, bringing new facilities online, would take a significant period of time to complete and would likely result in our having insufficient inventory and adversely affect our business, results of operations, and financial condition. In addition, our contractual relationship with STMicroelectronics does not provide us with long-term pricing or quantity guarantees, and both we and STMicroelectronics are free to terminate the arrangement at any time. Further, we are vulnerable to the risk that STMicroelectronics may be unable to meet demand for our EyeQ™ SoCs or cease operations altogether. Moreover, certain critical manufacturing steps for EyeQ™ SoCs, including wafer fabrication and advanced packaging, are performed by a limited number of suppliers, including TSMC. Any interruptions or delays in these manufacturing steps due to capacity constraints, equipment failures or geopolitical issues could significantly affect STMicroelectronics’s ability to manufacture and deliver EyeQ™ SoCs on time, impacting our operations and customer relationships. STMicroelectronics depends on TSMC as its subcontractor to manufacture our EyeQ™ SoCs, particularly our EyeQ™5 and EyeQ™ 6 SoCs, and as a result, we are also vulnerable to the risk that TSMC may be unable to meet demand or cease operations altogether. In addition, we may be affected by supply constraints and increased costs involving STMicroelectronics and TSMC resulting from any reoccurrence of the global semiconductor shortage. See “— We have previously experienced constraints in the supply of our EyeQ™ SoCs as the result of the global semiconductor shortage during 2021 and 2022, and future shortages in the supply of our EyeQ™ SoCs or other critical parts would adversely affect our business, results of operations, and financial condition.”

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

A large number of direct and indirect suppliers and vendors provide materials, equipment, and services that are used in the production of our solutions and other aspects of our business. Where possible, we seek to have several sources of supply, and to ensure our suppliers and vendors have multiple sources of supply as well. However, for certain materials, equipment, and services, we, and/or our suppliers and vendors, rely on a single or a limited number of direct and indirect suppliers and vendors, or upon direct and indirect suppliers and vendors in a single location, for example STMicroelectronics and TSMC. In addition, direct and indirect supplier and vendor consolidation, financial health or business failures can impact the nature, quality, availability, and pricing of the products and services available to us. For example, we currently depend on Amazon Web Services for cloud services in connection with our REM™ mapping system, Roadbook™, and AMaaS solutions including the Moovit platform, and a failure of such cloud services would result in interruptions to our services. In addition, the semiconductor industry has previously experienced widespread shortages of substrates. See “— We have previously experienced constraints in the supply of our EyeQ™ SoCs as the result of the global semiconductor shortage during 2021 and 2022, and future shortages in the supply of our EyeQ™ SoCs or other critical parts would adversely affect our business, results of operations, and financial condition” and “— We depend on STMicroelectronics to manufacture our EyeQ™ SoCs.” Further, in 2025 and in 2026 the global AI industry has generated increased demand for semiconductor components across multiple industries, including components necessary for the production of our solutions, such as EyeQ™ SoCs and ECUs for Mobileye SuperVision™, Mobileye Chauffeur™ and Mobileye Drive™. This new demand has resulted in and may continue to result in shortages of components necessary for our solutions, substantial increases in prices for such components and suppliers requiring us to increase lead times and purchase greater quantities of such components in advance in order to secure sufficient supply. Such shortages of components, as well as the increases in pricing, order requirements and lead times, has and may continue to impact our ability to supply solutions to our customers in order to meet demand as well as impact OEMs’ ability to purchase our solutions.

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

Significant changes in the markets in which we purchase materials, components, and supplies for the production of our solutions may adversely affect our profitability. Our contractual relationship with STMicroelectronics, our sole supplier of EyeQ™ SoCs, and with other suppliers does not provide us with long-term pricing or quantity guarantees. As a result of the global semiconductor shortage in 2021 and 2022 as well as inflationary pressures, we have experienced and may experience in the future increases in the cost of our EyeQ™ SoCs. For example, the AI industry has generated significant demand for components necessary for the production of our solutions and has resulted in shortages, excess lead times and increases in the prices of components. See “— We face additional supply chain risks and risks of interruption of requisite services, including, as a result of our reliance on a single supplier or limited suppliers and vendors, for certain components, equipment, and services.” We have adjusted, and continue to seek to adjust, the prices charged to our customers to offset these cost increases, but anticipate that, despite such price increases, our percentage gross margin may decrease, at least in the short term, as a result of these cost increases. Competitive and market pressures limit our ability to recover increases in costs through increases in prices we charge to our customers, and, even where we are able to achieve price increases that would offset such increased costs, in some cases there may be a delay before we are able to do so. The inability to pass on price increases to our customers when raw material or component prices increase rapidly or are significantly higher than historic levels would adversely affect our business, results of operations, and financial condition.

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

Our software and hardware, including our EyeQ™ SoCs, AI technologies and Mentee Robotics’s humanoid robot systems, are complex and, from time to time, have had, and could have or could be alleged to have, defects in design or manufacturing, inadequate, inaccurate, biased or otherwise flawed data or algorithms used to train certain AI technologies, security vulnerabilities or other errors, failures, or other issues of not functioning in accordance with their specifications or as expected. Some errors or defects in our solutions have been, and could be, initially undetected and only discovered after they have been tested, commercialized, and deployed by customers. Alleged or actual defects in any of our solutions could result in adverse publicity for us, warranty claims, litigation against us, legal expenses and damages, our customers never being able to commercialize technology incorporating our solutions, negative publicity for our customers, and other consequences. Errors, defects, or security vulnerabilities could result in serious injury to or death of the end users of vehicles incorporating our solutions, or those in the surrounding area, including as a result of traffic accidents and collisions. If that is the case, we would incur significant additional development costs and product recall, repair, or replacement costs.

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

In addition, humanoid robotics is an emerging industry and the types of legal claims brought against us, if any, may be complex and unprecedented. We may be required to incur significant costs and resources related to any litigation related to the use of humanoid robot systems as we continue the development and deployment of technologies.

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

We invest significant effort and money seeking OEM selection of our ADAS and autonomous driving solutions, and there can be no assurance that these efforts will result in the selection of our solutions for use in production models. If we fail to achieve a design win after incurring substantial expenditures in these efforts, our future business, results of operations, and financial condition would be adversely affected.

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

In connection with our design wins, we typically receive preliminary estimates from OEMs of their anticipated production volumes for the models relating to those design wins. Those estimates may be revised significantly by the OEMs, potentially multiple times, and may not be representative of future production volumes associated with those design wins, which could be significantly higher or lower than estimated. For example, several automakers decreased their initial 2023 vehicle production projections, and we had to adjust our forecasts accordingly. Furthermore, long development cycles or vehicle model cancellations or postponements would adversely affect our business, results of operations, and financial condition. In addition, in prior periods, including during the global semi-conductor shortage in 2021 and 2022, certain Tier 1 customers increased their orders for components and parts, including our solutions, to counteract the impact of supply chain shortages for auto parts, and we expect following the abatement of such shortages, these Tier 1 customers in turn will utilize such accrued inventory on hand before placing new orders to meet the demand of OEMs in current or future periods. As a result, some demand for our solutions and the corresponding revenue from these customers were shifted to earlier time periods than otherwise would have occurred absent a general supply chain shortage and inflationary environment during prior periods. For example, as a result of our standard planning process for 2024, we became aware in late 2023 that our Tier 1 customers accrued significant excess inventory during 2021 and 2022 in a desire to avoid parts shortages, and in 2023 as a result of lower-than-expected production at certain OEMs. We estimate that our customers used the vast majority of this excess, accrued inventory in 2024 in accordance with our expectations, but there is no guarantee that orders will remain normalized or that our customers won’t build up excess inventory in the future. In addition, the AI industry has generated significant demand for components necessary for the production of our solutions. Such component shortages and resulting price increases may cause our Tier 1 customers and OEM customers to increase their orders for our solutions to counteract any impact such component shortages may have on our ability to meet demand. As a result, some demand for our solutions and the corresponding revenue from these customers may be shifted to earlier time periods than otherwise would have occurred absent such shortages. See “— We face additional supply chain risks and risks of interruption of requisite services, including, as a result of our reliance on a single supplier or limited suppliers and vendors, for certain components, equipment, and services.”

We depend on a limited number of Tier 1 customers and OEMs for a substantial portion of our revenue, and the loss of, or a significant reduction in sales to, one or more of our major Tier 1 customers and/or the discontinued incorporation of our solutions by one or more major OEMs in their vehicle models would adversely affect our business, results of operations, and financial condition.

We supply OEMs with the EyeQ™ platform directly or through our arrangements with automotive system integrators, known as Tier 1 automotive suppliers, which are direct suppliers to OEMs. In 2025, our three largest Tier 1 customers, which were ZF, Valeo, and Aptiv, accounted for 30%, 17%, and 15%, respectively, of our revenue, compared to 27%, 20%, and 14%, respectively, in 2024. Moreover, in 2025, 17%, 12%, 11%, and 11% of our revenue was derived from the incorporation of our solutions into the vehicle models of four OEMs and a total of 82% of our revenue was derived from the incorporation of our solutions into the vehicle models of eight OEMs (including those four) through our Tier 1 customers. We have not executed written agreements with these Tier 1 customers but rather provide our solutions to such customers pursuant to standard purchase orders under our general terms and conditions, pursuant to which they are generally not obligated to purchase our solutions in any certain quantity or at any certain price. See “— There is no guarantee that our customers will purchase our solutions in any certain quantity or at any certain price even after we achieve design wins, and there may be significant delays between the time we achieve a design win until we realize revenue from the vehicle model.” Notwithstanding the foregoing, as a result of global shortages, some of our customers, including our top three Tier 1 customers, committed to purchasing minimum quantities of certain solutions in 2023. However, with the abatement of global shortages, our customers have generally reverted to our customary practice of committing to purchase quantities of our solutions on a quarterly or shorter basis.

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

The success of our AMaaS and robotaxi solutions will depend on their effective deployment and operation by third parties, and may be adversely affected by regulatory developments, safety incidents, negative media coverage or public perception.

Our AMaaS and robotaxi strategy is primarily focused on enabling third parties, such as vehicle manufacturers, fleet operators, transportation network companies and other mobility service providers to deploy and operate autonomous vehicles using our technology, including Mobileye Drive™. As a result, the success of our AMaaS directed solutions will depend significantly on the ability and willingness of these third parties to integrate our technology into their vehicles and platforms, make substantial upfront and ongoing investments, obtain and maintain regulatory approvals, deploy and operate fleets safely and reliably, and achieve sufficient utilization and consumer acceptance. Many of these factors are outside of our control, and any failure, delay or change in strategy by our partners could limit the scale, timing or commercial viability of robotaxi deployments and adversely affect our business, results of operations and financial condition. We are collaborating with various business-to-business and business-to-consumer channels for the purpose of deploying Mobileye Drive™. As part of our business-to-business go-to-market strategy, we expect to sell and integrate Mobileye Drive™ to a range of shuttle network operators and vehicle OEMs that intend to operate consumer-facing AMaaS, transportation on demand, and delivery services. Additionally, as part of our business-to-customer go-to-market strategy, we expect to deploy Mobileye Drive™-enabled AMaaS offerings by integrating them with our self-driving vehicles in partnership with transportation network companies. Such third parties may also terminate our partnerships with them. Any failures by third parties to effectively deploy and operate our AMaaS solutions, or the termination of our relationships with any such third parties, would adversely affect our business, results of operations, and financial condition.

Our reliance on third-party partners for robotaxi deployments exposes us to risks associated with complex and evolving commercial relationships, including disagreements regarding deployment schedules, operational responsibilities, economics, branding, data access and use, liability allocation, and the allocation of costs associated with vehicle hardware, software updates, maintenance and fleet operations. Our partners may also face their own operational, financial or strategic challenges, may decide to delay, reduce or discontinue their autonomous mobility programs, may pursue competing technologies or in-house solutions, or may exit certain markets or geographies, any of which could adversely affect demand for our technology and our ability to achieve anticipated benefits from our AMaaS and robotaxi initiatives.

Robotaxi services represent a particularly demanding application of autonomous driving technology and are subject to heightened technological, safety, regulatory and operational risks compared to driver-assistance or consumer autonomous driving applications. Autonomous vehicles intended for driverless commercial operation must function reliably across diverse and complex real-world conditions, including dense urban environments, variable weather, unpredictable behavior by other road users and rare or novel edge cases. Any real or perceived failure of vehicles incorporating our technology to operate safely could result in accidents, injuries or fatalities, increased regulatory scrutiny, litigation, reputational harm, reduced consumer acceptance and reluctance by partners or regulators to approve or expand robotaxi deployments.

In addition, the success of our robotaxi platform and future autonomous mobility products may be significantly influenced by media coverage, public commentary and public perception regarding autonomous driving technologies generally, and robotaxi services in particular. Media coverage of accidents, system failures, regulatory actions or other events involving autonomous vehicles, whether or not such events involve our technology or accurately reflect its performance, may disproportionately influence public opinion, regulatory attitudes and the willingness of consumers, fleet operators and transportation network companies and other mobility service providers to adopt or expand robotaxi services. Negative or inaccurate media coverage, heightened scrutiny by regulators or policymakers, or shifts in public sentiment regarding the safety or reliability of autonomous vehicles could adversely affect demand for our products, delay commercialization efforts and impair the long-term adoption of our autonomous mobility solutions.

Robotaxi services are also subject to evolving, fragmented and jurisdiction-specific regulatory regimes governing autonomous vehicle testing and deployment, commercial transportation services, data privacy, cybersecurity, insurance and ongoing reporting obligations. Regulatory requirements may change over time, differ materially across jurisdictions and impose conditions that limit operational flexibility, increase costs or delay or prevent large-scale deployment. There can be no assurance that the regulatory approvals required for the widespread commercialization of robotaxi services will be obtained on a timely basis, on commercially reasonable terms, or at all.

Developing RoadBook™ depends on continued cooperation by OEMs.

The success of our Cloud-Enhanced ADASTM, Mobileye Surround ADAS™, Mobileye SuperVision™, Mobileye Chauffeur™ and Mobileye Drive™ systems requires significant amounts of fresh mapping data from series production vehicles around the world in order to develop RoadBook™. We currently have agreements in place that provide OEMs with economic benefits or technological advantages to provide us with data arriving from OEM series production vehicles, but there is no guarantee that we can keep such agreements in place or that OEMs will continue to cooperate with us. If we are not able to obtain mapping data for RoadBook™, our Cloud-Enhanced ADAS™, Mobileye Surround ADAS™, Mobileye SuperVision™, Mobileye Chauffeur™ and Mobileye Drive™ systems will not perform as expected, which would adversely affect our business, results of operations, and financial condition.

We are highly dependent on the services of Professor Amnon Shashua, our President and Chief Executive Officer.

We are highly dependent on Professor Shashua, our President and Chief Executive Officer. While Professor Shashua is highly active in our management and allocates a significant amount of time to our company, he does not devote his full time and attention to our company. For example, Professor Shashua is also the Chairman and co-founder of AI21 Labs, which works to use AI to understand and create natural language, the Co-Chairman and co-founder of OrCam, which harnesses computer vision and AI to assist the visually and hearing impaired, the Founder of One Zero Digital Bank, an entirely digital independent bank being developed in Israel, the Chairman and co-founder of Mentee Robotics, which Mobileye acquired on February 3, 2026, a co-founder, CEO and director of AA-I Technologies, which is developing AI super intelligence for scientific and research applications, and the Sachs Chair in Computer Science at the Hebrew University of Jerusalem, where he teaches and supervises graduate students. Professor Shashua may also become involved in additional ventures from time to time. The loss of Professor Shashua, or a significant diminution in his contribution to us, would adversely affect our business, results of operations, and financial condition.

If we are unable to attract, retain, and motivate key employees, then our business, results of operations, and financial condition would be adversely affected.

Hiring and retaining qualified executives, developers, engineers, technical staff, and sales representatives are critical to our business. The competition for highly skilled employees in our industry is increasingly intense. Competitors for technical talent increasingly seek to hire our employees. Changes in the interpretation and application of employment-related laws to our workforce practices may also result in increased operating costs and less flexibility in how we meet our changing workforce needs. To help attract, retain, and motivate qualified employees, we have previously used and intend to continue to use employee incentives such as share-based awards. Our employee hiring and retention also depend on our ability to build and maintain a diverse and inclusive workplace culture and be viewed as an employer of choice. If our share-based or other compensation programs and workplace culture cease to be viewed as competitive, our ability to attract, retain, and motivate employees would be weakened, which would harm our results of operations. Equity compensation has been, and will continue to be, an important part of our future compensation strategy and a significant component of our future expenses, which we expect to increase over time. Moreover, sustained declines in our stock price can reduce the retention value of our share-based awards. Further, with our acquisition of the Mentee business in the first quarter of 2026, we gained approximately 87 new employees, including employees important to the ongoing integration of the business and technologies. We may have to spend additional resources to successfully integrate and retain such employees. If we do not effectively hire, onboard, retain, and motivate key employees, then our business, results of operations, and financial condition would be adversely affected.

Changes in our management team can also disrupt our business. Our management and senior leadership team has significant industry experience, and their knowledge and relationships would be difficult to replace. Further, Professor Amnon Shashua, our President and Chief Executive Officer, and Professor Shai Shalev-Shwartz, our Chief Technology Officer, are both prominent in the computer science, AI and technology communities, especially in Israel. Their service at Mobileye is an important contribution to our ability to attract, retain and motivate key talent. Leadership changes may occur from time to time, and we cannot predict whether significant resignations will occur or whether we will be able to recruit qualified personnel. In addition, the relationships and reputation that members of our management and key leadership have established and maintain with our Tier 1 customers and OEMs contribute to our ability to maintain strong relationships with key partners and to identify new business opportunities.

We face integration risks and costs associated with companies, assets, employees, products, and technologies that we have or that we may acquire, including in respect of our acquisition of Mentee Robotics Ltd.

We have in the past and, if we are presented with appropriate opportunities, we may in the future acquire or make investments in complementary companies, assets, employees, products, and technologies. We face risks, uncertainties, and disruptions associated with the integration process of any such acquisitions or investments, including difficulties in the integration of the operations of an acquired company, integration of acquired technology with our solutions, diversion of our management’s attention from other business concerns, the potential loss of key employees or customers of the acquired business, and our inability to achieve the strategic goals of such acquisitions and investments. Any failure to successfully integrate other companies, assets, employees, products, or technologies that we have or may acquire will adversely affect our business, results of operations, and financial condition. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders.

On February 3, 2026, we acquired 100% of the issued and outstanding stock of Mentee Robotics Ltd., a privately held Israeli company focused on humanoid robotics, in exchange for a purchase price consisting of cash and shares of Class A common stock. We face risks, uncertainties and potential disruptions with the integration of Mentee Robotics and its personnel, technology and operations. We may not realize the anticipated benefits of the acquisition, and our operating results and financial condition could be adversely affected. Humanoid robotics represents a nascent and rapidly evolving market characterized by significant technological complexity, long development timelines, potentially high capital requirements, uncertain customer demand, and evolving regulatory and safety frameworks. The commercialization of humanoid robotics remains subject to significant uncertainties, including regulatory approval across jurisdictions, public acceptance, safety performance, scalability and economic viability.

We may need to raise additional capital in the future, which may not be available on terms acceptable to us, or at all.

A majority of our operating expenses are for research and development activities. Our capital requirements will depend on many factors, including, but not limited to:

●	technological advancements;
●	market acceptance of our solutions and solution enhancements, and the overall level of sales of our solutions;
●	research and development expenses;
●	our relationships with our customers and suppliers;
●	our ability to control costs;
●	sales and marketing expenses;
●	enhancements to our infrastructure and systems and any capital improvements to our facilities;
●	potential acquisitions of businesses and product lines; and
●	general economic conditions, inflation, rising interest rates, and international conflicts and their impact on the automotive industry in particular.

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

We are affected by fluctuations in currency exchange rates, including those in connection with prior inflationary trends in the United States.

We are exposed to adverse as well as beneficial movements in currency exchange rates. Our functional currency is the U.S. dollar, and we incur financial expenses in connection with fluctuations in value due to foreign exchange differences between our monetary assets and liabilities denominated in New Israeli Shekels and, to a much lesser extent, the Euro, the Chinese Yuan and the Japanese Yen. Although most of our sales occur in U.S. dollars, and our financial results are reported in U.S. dollars, the payroll and other operating expenses that are denominated in New Israeli Shekels are well above half of these expenses. An increase in the value of the dollar will increase the real cost to our customers of our solutions in those markets outside the U.S. where we sell in dollars. A decrease in the value of the dollar will increase the dollar value of operating expenses denominated in New Israeli Shekels, including for example the majority of our payroll expenses, as well as some of our utilities and capital expenditures. In 2024, the Company initiated a foreign currency cash flow hedging program, designed to hedge the Company’s foreign exchange rate risk resulting from its ILS payroll expenses, but there is no guarantee that volatility in exchange rates will not adversely affect our business, results of operations and financial condition.

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

We collect and maintain information in digital form that is necessary to conduct our business, and we rely on information technology systems and networks (“IT systems”) to process, transmit, and store electronic information, and to manage or support our business and consumer facing activities. Our operations routinely involve receiving, storing, processing, and transmitting confidential or sensitive information pertaining to our business, customers, suppliers, employees, and other sensitive matters, including trade secrets, other proprietary business information, and personal information. Although we have established physical, logical, electronic, and organizational measures designed to safeguard and secure our systems to prevent a data breach or compromise, and to prevent damage to or downtime of our systems, and although we rely on commercially available systems, software, tools, and monitoring to provide security for our IT systems and the processing, transmission, and storage of digital information, we cannot guarantee that such measures will be adequate to detect, prevent, or mitigate cyber incidents. The implementation, maintenance, and improvement of these measures requires significant management time, support, and cost. Moreover, there are inherent risks associated with developing, improving, expanding, and updating current systems, including the disruption of our data management, procurement, production execution, finance, supply chain, and sales and service processes. These risks may affect our ability to manage our data and inventory, procure parts or supplies, or produce, sell, deliver, and service our solutions, adequately protect our intellectual property, or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations, and contracts.

As third party and supply chain cybersecurity risks have become a heightened focus, we cannot be sure that the IT systems upon which we rely, including those of our third-party vendors or suppliers, will be effectively implemented, maintained, or expanded as planned. While cyberattacks against our third-party vendors or suppliers have not materially adversely affected us to date, future cyberattacks on such third parties may cause significant disruptions and materially adversely affect our business, results of operations, and financial condition. Additionally, any contractual protections with such third parties, including our right to indemnification, if any at all, may be limited or insufficient to prevent a negative impact on our business from such cyberattacks. Despite the implementation of preventative and detective security controls, our and such third parties’ IT systems are vulnerable to damage, shutdown, or interruption from a variety of sources, including telecommunications or network failures or interruptions, system malfunction, natural disasters, cyber-crime, terrorism, and war. Additionally, our IT systems and products may be vulnerable to malicious acts by hackers, including through the use of AI and automation, which may increase the speed and effectiveness of attacks, and through the use of computer viruses, malware (including ransomware), phishing attacks, or denial of service attacks.

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

We have experienced data breaches, cyberattacks, attempts to breach our systems, and other similar incidents, none of which have resulted in a material adverse impact to our business or operations, but there can be no guarantee we will not experience an incident that would have such an impact. Such incidents, whether or not successful, could result in our incurring significant costs related to, for example, rebuilding internal systems, writing down inventory value, implementing additional threat protection measures, providing modifications to our solutions, defending against litigation, responding to regulatory inquiries or actions, paying damages, providing customers with incentives to maintain the business relationship, or taking other remedial steps with respect to third parties, as well as reputational harm. Recent regulatory developments enhance cybersecurity disclosure and incident reporting requirements, and may increase the likelihood that cybersecurity incidents result in regulatory inquiries, reporting obligations, or enforcement actions. In addition, cybersecurity threats are constantly evolving, including through the use of AI, thereby increasing the difficulty of successfully defending against them or implementing adequate preventative measures. As a result of and following the COVID-19 pandemic, remote work and remote access to our network and systems have increased significantly, which also increases our cybersecurity attack surface. There has also been an increase in cyberattack volume, frequency, and sophistication driven by the global enablement of remote workforces. We seek to detect and investigate unauthorized attempts and attacks against our network and solutions and to prevent their recurrence where practicable through changes to our internal processes and tools and changes or updates to our solutions. However, despite the implementation of preventative and detective security controls, we, and the third parties upon which we rely, remain potentially vulnerable to additional known or unknown cybersecurity threats. In some instances, we, our suppliers, our customers, and end users, can be unaware of an incident or its magnitude and effects. Even when a security breach is detected, the full extent of the breach may not be determined, and even if determined, a full investigation may require time and resources. Any actual or perceived security incident could result in, among other things, unfavorable publicity, governmental or regulatory inquiry and oversight, difficulty in marketing our services, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties, including our customers, and possible financial obligations for damages related to the theft or misuse of such information or inventory, any of which would adversely affect our business, results of operations, and financial condition.

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

Malicious cybersecurity attacks against our in-vehicle systems that relate to automotive safety and related data, such as the data described in the preceding sentence, could potentially lead to bodily injury or death of end users, passengers, and others. Any unauthorized access to or control of vehicles incorporating our solutions or their systems could adversely impact the safety of those vehicles or outside such vehicles, or result in legal or regulatory claims or proceedings, liability, or regulatory penalties. Moreover, existing as well as future laws and regulations that require or permit third-party access to vehicle data and related systems, such as the Massachusetts data access law and proposed federal “right to repair” legislation, including the U.S. Repair Act, could expose our vehicle systems and vehicles incorporating our systems to third-party access without appropriate security measures in place, leading to new safety and security risks, and reducing trust and confidence in our solutions. In addition, regardless of their accuracy, reports of unauthorized access to our solutions, their systems, or data, as well as other factors that may result in the perception that our solutions, their systems, or data are capable of being hacked, could harm our reputation, and adversely affect our business, results of operations, and financial condition.

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

Data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries in which we provide services. We are subject to a variety of local, state, national and international laws, directives, and regulations that apply to the collection, use, retention, protection, security, disclosure, transfer, and other processing of personal data in the different jurisdictions in which we operate (“Data Protection Laws”). Any failure by us or our vendors or other business partners to comply with our public privacy notice or with U.S. federal, state, local, Israeli, Chinese, EU, or other foreign or international Data Protection Laws could result in regulatory or litigation-related actions against us, legal liability, fines, damages, ongoing audit requirements, and other significant costs. Global privacy legislation, enforcement, and policy activity in this area are rapidly expanding and creating a complex regulatory compliance environment. Because many Data Protection Laws are new or subject to recent revisions or updates, there is often little clarity as to their interpretation or best practices for compliance, as well as a lack of precedent for the scope of enforcement. In addition, as the EU AI Act phased application may classify certain AI systems used in the context of autonomous driving, mobility, and large-scale monitoring of public spaces as high-risk AI systems, the AI Act may trigger additional obligations related to data governance, transparency, human oversight, risk management, and post-market monitoring.

Costs to comply with Data Protection Laws and implement appropriate privacy and data protection measures are significant, and may require us to change our business practices and compliance manners. Any noncompliance could adversely affect our ability to collect, analyze, and store data, expose us to significant monetary penalties, damage to our reputation, result in suspension of online services or sites in certain countries, and even result in criminal sanctions. Even our inadvertent failure to comply with Data Protection Laws could result in audits, regulatory inquiries, or proceedings against us by governmental entities or other third parties. Any inability to adequately address data privacy or data protection, or other information security-related concerns, including in each case in respect of our use of AI technologies (which are subject to increasing regulatory scrutiny and, in certain jurisdictions, new compliance frameworks applicable to high-risk or large-scale AI deployments), even if unfounded, to successfully negotiate privacy, data protection, or information security-related contractual terms with customers, or to comply and demonstrate compliance with Data Protection Laws, could result in additional cost and liability to us, harm our reputation and brand, and could adversely affect our business, results of operations, and financial condition.

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

Despite our efforts, unauthorized parties may attempt to copy, reverse engineer, disclose, obtain, or use our technologies or systems. Our competitors may also be able to independently develop similar products or services that are competitive to ours or design around our issued patents. If third parties obtain patent protection with respect to such technologies, they may assert that our technology infringes, misappropriates or otherwise violates their patents and seek to charge us a licensing fee or otherwise preclude or make costlier the use of our technology. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to prevent unauthorized parties from copying or reverse engineering our solutions, to determine the validity and scope of the proprietary rights of others or to block the importation of infringing products into the United States or other countries. We have been, and in the future may be, a party to claims and litigation as a result of alleged infringement, misappropriation or other violation by third parties of our intellectual property. Even when we sue other parties for such infringement, that suit may have adverse consequences for our business. Any such suit is likely to be time-consuming and expensive to resolve and may divert our management’s time and attention from our business, which could adversely affect our business, results of operations, and financial condition, and legal fees related to such litigation will increase our operating expenses and may reduce our net income (loss). Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us, alleging that we infringe, misappropriate or otherwise violate their intellectual property or alleging that our intellectual property is invalid or unenforceable. Furthermore, any litigation initiated by us could result in a court or governmental agency invalidating or rendering unenforceable our patents or other intellectual property rights upon which the suit is based, which could adversely affect our business, results of operations, and financial condition.

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

While we take steps to monitor the use of open-source software in our solutions, processes and technology and try to ensure that no open-source software is used in such a way as to require us to disclose the source code to the related product, processes, or technology when we do not wish to do so, such use could inadvertently occur. Additionally, if a third-party software provider has incorporated certain types of open-source software into software we license from such third party for our solutions, processes, or technology, we could, under certain circumstances, be required to disclose the source code to our solutions, processes, or technology. This could harm our intellectual property position and adversely affect our business, results of operations, and financial condition.

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

Regulations governing the automotive industry impose stringent compliance and reporting requirements in response to product recalls and safety issues in the automotive industry, including a duty to report, subject to strict timing requirements, safety defects with, or reports of injuries relating to, our solutions and requirements that a manufacturer recall and repair vehicles that contain safety defects or fail to comply with applicable safety standards. If we do not rapidly address any safety concerns or defects involving our solutions, our business, results of operations and financial condition would be adversely affected.

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

Additionally, tensions between the United States and China have led to increased tariffs and trade restrictions, including tariffs applicable to some of our solutions, and have affected customer ordering patterns. In addition to imposing economic sanctions on certain Chinese individuals and entities, the United States has imposed restrictions on the export of U.S.-regulated products and technology to certain Chinese technology companies. For example, the United States has enacted, and subsequently updated, controls on certain transactions involving items for semiconductor manufacturing end uses and advanced computing integrated circuits destined for China. BIS adopted final rules in January 2025 prohibiting certain transactions involving the sale or import of connected vehicles integrating specific hardware or software with a sufficient nexus to China or Russia. In response to expanding U.S. export controls, the People’s Republic of China has increasingly adopted retaliatory and defensive trade measures. These measures have included export controls on critical rare-earth materials and related to certain advanced semiconductors. In addition, the People’s Republic of China has implemented a series of industrial policies and other measures, including its “15th Five-Year Plan (2026-2030)” and “Artificial Intelligence Plus (AI+) Initiative” policy, to incentivize the development and growth of key industries domestically, such as robotics, aerospace and semiconductors, and to reduce reliance on foreign technology. These policies have also extended to ADAS and autonomous vehicle technologies, which has led to Chinese OEMs and other businesses choosing solutions from our Chinese competitors rather than our products, despite any competitive advantage our products may have in respect of price and/or performance. Although we do not believe that these recent controls and industrial policies and other retaliatory measures will materially impede our ability to conduct our business, there can be no assurance that these or future restrictions would not materially adversely affect our financial performance. We derive significant revenue from China. In 2025 and 2024, we derived approximately 23% and 26% respectively, of our revenue from shipments of products to China. It is difficult to predict what further trade-related actions governments may take, which may include trade restrictions and additional or increased tariffs and export controls imposed on short notice, and we may be unable to quickly and effectively react to or mitigate such actions.

Changes in global tariff policies, import/export controls, or related trade restrictions could increase our costs or disrupt the supply of components used in our products. Our reliance on a global semiconductor and electronics supply chain means that new or expanded tariffs, retaliatory measures, or shifts in trade policy may lead to higher procurement expenses, longer lead times, or the need to qualify alternative suppliers. These factors could adversely affect our production schedules, margins, and our customers’ demand for products incorporating our technology.

Trade disputes and protectionist measures, or continued uncertainty about such matters, could result in declining consumer confidence and slowing economic growth or recession, and could cause our customers to reduce, cancel, or alter the timing of their purchases with us. Such changes in global tariff policies, import/export controls or related trade restrictions could increase our costs or disrupt the supply of components used in our solutions or in our customers’ products. Our reliance on a global semiconductor and electronics supply chain means that new or expanded tariffs, retaliatory measures or shits in trade policy may lead to higher procurement expenses, longer lead times or the need to qualify alternative suppliers. These factors could adversely affect our production schedules, margins and our customers’ demand for products incorporating our technology. Additionally, sustained geopolitical tensions could lead to long-term changes in global trade and technology supply chains, and decoupling of global trade networks, which could adversely affect our business, results of operations, and financial condition.

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

Although we are incorporated under the laws of the State of Delaware, our headquarters and research and development center are located in the State of Israel, and as of December 27, 2025, substantially all of our equipment and tangible long-lived assets were located in Israel. Many of our employees, including certain members of our management, operate from our offices that are located in Jerusalem, Israel. In addition, a number of our officers and directors are residents of Israel. Accordingly, political, economic, and military conditions in Israel and the surrounding region may directly affect our business and operations. In recent years, Israel has been engaged in sporadic armed conflicts with Hamas, an Islamist terrorist group that controls the Gaza Strip, with Hezbollah, an Islamist terrorist group that controls large portions of southern Lebanon, and with Iranian-backed military forces in Syria. In addition, Iran has threatened to attack Israel and may be developing nuclear weapons. On October 7, 2023, Hamas launched a series of attacks on civilian and military targets in Southern Israel and Central Israel, to which the Israel Defense Forces responded. In addition, both Hezbollah and the Houthi movement attacked military and civilian targets in Israel, to which Israel responded, including through increased air and ground operations in Lebanon. In addition, the Houthi movement attacked international shipping lanes in the Red Sea, to which both Israel and the United States responded. Further, on April 13, 2024 and October 1, 2024, Iran launched a series of drone and missile strikes against Israel, to which Israel responded. Most recently, on June 13, 2025 Israel launched a preemptive attack on Iran to which Iran responded with ballistic missile and drone attacks. On June 23, 2025, Israel and Iran agreed to a ceasefire, although there is no assurance that the ceasefire will continue. On October 9, 2025, Israel, Hamas, the United States and other countries in the region agreed to a framework for a ceasefire in Gaza between Israel and Hamas. How long and how severe the current conflicts in Gaza, Northern Israel, Lebanon, Iran or the broader region last and become is unknown at this time and any continued clash among Israel, Hamas, Hezbollah, Iran or other countries or militant groups in the region may escalate in the future into a greater regional conflict. To date our operations have not been materially affected, although as of February 3, 2026 approximately 3.3% of our employees have been called to reserve duty in the Israel Defense Forces. However, any hostilities involving Israel, regional geopolitical instability or the interruption or curtailment of trade or diplomatic relations between Israel and its trading partners as a result thereof could adversely affect our business, results of operations, and financial condition.

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

Some of our employees in Israel are obligated to perform annual reserve duty in the Israeli military for several days, and in some cases more, of annual military reserve duty each year until they reach the age of 40 (or older, for reservists who are military officers or who have certain occupations) and are subject to being called for additional active duty under emergency circumstances. In response to increased tension and hostilities, there have been occasional call-ups of military reservists, and it is possible that there will be additional call-ups in the future. For example, as a result of the conflicts in the Gaza Strip, Northern Israel, Lebanon, Iran and the broader region, as of February 3, 2026 approximately 3.3% of our employees have been called to reserve duty in the Israel Defense Forces. To date, our operations have not been materially affected. See “ Conditions in Israel affect our operations and may limit our ability to produce and sell our solutions.” We cannot predict the full impact of these conditions on us in the future, particularly if emergency circumstances or an escalation in the political situation occurs. If many of our employees are called for active duty, our operations in Israel and our business may not be able to function at full capacity, and our business, results of operations, and financial condition could be adversely affected.

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

Risks Related to our Relationship with Intel and our Dual Class Structure

The dual class structure of our common stock has the effect of concentrating voting control with Intel, and Intel beneficially owns shares of our Class A and Class B common stock, representing a majority of the shares of our common stock and approximately 97.3% of the voting power of our outstanding common stock as of December 27, 2025. This will limit or preclude your ability to influence corporate matters.

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Because of the 10-to-1 voting ratio between our Class B common stock and our Class A common stock, Intel, which is the beneficial holder of 50,000,000 shares of Class A common stock and 597,768,015 shares of Class B common stock, beneficially owns approximately 97.3% of the voting power of our outstanding common stock as of December 27, 2025. Due to the issuance of shares of Class A common stock in connection with the acquisition of Mentee Robotics, Intel beneficially owns approximately 77.0% of our outstanding common stock and 96.9% of the voting power of our outstanding common stock as of February 3, 2026. Because Intel beneficially holds significantly more than a majority of the combined voting power of our common stock, it is able to control all matters submitted to our stockholders for approval.

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

Conflicts of interest may arise between Intel and us in a number of areas relating to our ongoing relationship. Potential conflicts of interest that we have identified include, but are not limited to, the following:

●Certain of our directors may have conflicts of interest. Each of Patrick Bombach, Naga Chandrasekaran, and David Zinsner serves both on our Board of Directors and in a senior management role at Intel. Such directors owe fiduciary duties to our company pursuant to Delaware law, but these relationships could create, or appear to create, conflicts of interest when these persons are faced with decisions with potentially different implications for Intel and us.
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
●Developing business relationships with Intel’s competitors. We may, from time to time, partner with, purchase from, and sell to a number of companies that compete with Intel. These companies may be less willing or unwilling to develop and maintain relationships with us, and may favor our competitors or may view us as competitors, because of our relationship with Intel.
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
●Limited license from Intel for certain technology related to radar. Intel has granted us a limited license for sensitive core technology relating to radar pursuant to a Technology and Services Agreement. The license is limited to the development of a specific type of radar for specific applications. Any radar products which do not comply with this definition will require a separate license from Intel, at Intel’s discretion. Intellectual property developed under the agreement, either solely or jointly with Intel, regarding the radar technology, except for certain rights to specifically identified radar technology which is developed solely by us following the Mobileye IPO, will be assigned by us to Intel. As a result, we will not own most new radar intellectual property, even if it is developed solely by us. If we are unable to continue to use or license sensitive core technology related to radar from Intel, we may not be able to secure alternatives in a timely manner, or at all, and our ability to remain competitive would be harmed, which could adversely affect our business, results of operations and financial condition. See “Item 1A. Risk Factors — Risks Related to Our Business — If we are unable to develop and introduce new solutions and improve existing solutions in a cost-effective and timely manner, then our competitive position would be negatively impacted and our business, results of operations and financial condition would be adversely affected” and “Risk Factors — Risks Related to our Intellectual Property Rights — We depend on licenses for certain technologies from third parties, some of which require us to pay royalties, and our inability to use such technologies in the future would harm our ability to remain competitive.”

We are licensed to sell the radar products only for ADAS and AV solutions for automobiles and to certain types of customers (Tier 1s, OEMs, MaaS). The Technology and Services Agreement has a term of two years and will automatically renew for one-year renewal periods, unless the agreement is terminated for a party’s material breach, a party’s bankruptcy or insolvency, or advance notice of nonrenewal is given, however, termination of the agreement does not affect certain licenses granted to us by Intel in respect of the radar product. In addition, the agreement includes limitations on our ability (except after review and approval by Intel) to file a patent application based on or using the radar intellectual property licensed to us under the agreement, or information in Intel’s radar patents during the term of the agreement and for five years after the completion of the development of the last Mobileye sensor product.

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

Although we entered into the Amended and Restated Tax Sharing Agreement with Intel under which our tax liabilities effectively will be determined based upon, subject to certain assumptions, our and/or our subsidiaries’ assets and activities, we nonetheless could be held liable for the tax liabilities of other members of any consolidated, combined or unitary tax group of Intel and/or its subsidiaries for periods prior to July 12, 2025.

We were historically included in Intel’s consolidated group (the “Consolidated Group”) for U.S. federal income tax purposes, as well as in certain consolidated, combined, or unitary groups that include Intel and/or certain of its subsidiaries for state and local income tax purposes (each, a “Combined Group”). In connection with the Mobileye IPO, we entered into a tax sharing agreement with Intel, which was amended and restated on August 14, 2024 (the “Amended and Restated Tax Sharing Agreement”). Pursuant to the Amended and Restated Tax Sharing Agreement, we generally were required to make payments to Intel such that, with respect to tax returns for any taxable period in which we or any of our subsidiaries were included in the Consolidated Group or any Combined Group, the amount of taxes to be paid by us would be determined by computing the excess (if any) of any taxes due on any such return over the amount that would otherwise be due if such return were recomputed by excluding us and/or our included subsidiaries.

As a result of changes in Intel’s ownership of our outstanding common stock due to the Secondary Offering, Share Repurchase and Conversion (each as defined in the MD&A), we were deconsolidated from Intel’s U.S. domestic consolidated income tax return effective July 11, 2025 (the “Tax Deconsolidation”). As a result of the Tax Deconsolidation, starting on July 12, 2025, the computation of cash payable between the Company and Intel, under the Amended and Restated Tax Sharing Agreement, is no longer applicable with respect to U.S. federal and applicable state income taxes. However, other obligations of the parties under the Amended and Restated Tax Sharing Agreement remain in effect. We were previously included in the Consolidated Group for periods prior to July 12, 2025 and thereafter no longer will be included in the Consolidated Group going forward. Each member of a consolidated group during any part of a consolidated return year is jointly and severally liable for tax on the consolidated return of such year and for any subsequently determined deficiency thereon. Similarly, in some jurisdictions, each member of a consolidated, combined or unitary group for state, local, or foreign income tax purposes is jointly and severally liable for the state, local, or foreign income tax liability of each other member of the consolidated, combined or unitary group. Accordingly, for any period in which we are included in the Consolidated Group or any Combined Group, we could be liable in the event that any income tax liability was incurred, but not discharged, by any other member of any such group.

As a result of the Tax Deconsolidation, we are now solely responsible for the preparation, filing and payment of our U.S. federal and applicable state income taxes on a standalone basis. This transition may increase the complexity of our tax compliance and reporting obligations and require additional internal controls, systems, personnel and external advisory support.

In order to preserve the ability for Intel to distribute its shares of our Class B common stock pursuant to a tax-free spin-off under U.S. federal income tax law, we may be prevented from pursuing opportunities to raise capital, effectuate acquisitions, or provide equity incentives to our employees, which could adversely affect our business, results of operations, and financial condition.

Under current U.S. federal income tax law, in order to consummate a tax-free spin-off of our stock, Intel would need to have beneficial ownership of our stock representing at least 80% of the total voting power and 80% of each class of non-voting capital stock. Nevertheless, if Intel were to decide to pursue a possible spin-off, we have agreed to cooperate with Intel and to take any and all actions reasonably requested by Intel in connection with such a transaction. Our rights, responsibilities and obligations with respect to any possible spin-off are set forth in the Master Transaction Agreement and Amended and Restated Tax Sharing Agreement. For example, in the event Intel completes a spin-off, we have agreed not to take certain actions, such as certain asset sales or contributions, mergers, stock issuances, or stock sales within the two years following the spin-off without first obtaining the opinion of tax counsel or an IRS ruling to the effect that such actions will not result in the spin-off failing to qualify as a tax-free spin-off. Additionally, under our amended and restated certificate of incorporation, until the first date on which Intel ceases to beneficially own 20% or more of the outstanding shares of our common stock, the prior affirmative vote or written consent of Intel, as the holder of the Class B common stock, is required in order to authorize us to issue any stock or other equity securities except to our subsidiaries or pursuant to our employee benefit plans limited to a share reserve of 5% of the outstanding number of shares of our common stock on the immediately preceding December 31. Intel’s intention to retain its ability to effectuate a tax-free spin-off of our stock may cause Intel to decide not to consent to such issuances. See “— Certain corporate actions by us would require the prior consent of Intel, and there can be no guarantee that Intel will consent to such matters, even if they are in our best interests.” These requirements could prevent us from pursuing opportunities to raise capital, effectuate acquisitions, or provide equity incentives to our employees, which could adversely affect our business, results of operations, and financial condition.

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

The ongoing compliance requirements of being a public company may strain our resources and divert management’s attention.

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

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting, to which our auditors need to attest in accordance with guidelines set forth by the Public Company Accounting Oversight Board. We may in the future identify material weaknesses when evaluating our internal control over financial reporting that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. Testing and maintaining our internal control over financial reporting may also divert management’s attention from other matters that are important to the operation of our business. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented, or amended from time to time, then we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations.

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

In the future, we may attempt to obtain financing or to further increase our capital resources by issuing additional shares of our Class A common stock or securities convertible into shares of our Class A common stock or by offering debt or other securities. We could also issue shares of our Class A common stock or securities convertible into our Class A common stock or debt or other securities in connection with acquisitions or other strategic transactions, including for example our acquisition of Mentee Robotics. Issuing additional shares of our Class A common stock or securities convertible into shares of our Class A common stock or debt or other securities may dilute the economic and voting rights of our existing stockholders and would likely reduce the market price of our Class A common stock.

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

General Risks

Changes in our effective tax rates may reduce our net income (loss).

A number of factors can increase our effective tax rates, which could reduce our net income (loss), including:

●	changes in the volume and mix of profits earned and location of assets across jurisdictions with varying tax rates and the associated impacts of legislative actions affecting multi-national enterprises;
●	changes in the valuation of our deferred tax assets and liabilities, and in associated deferred tax asset valuation allowance;
●	adjustments to income taxes upon finalization of tax returns;
●	increases in expenses not deductible for tax purposes, including equity-based compensation or impairments of goodwill;
●	changes in available tax credits;
●	changes in our ability to secure new, or renew existing, tax holidays and incentives;
●	changes in U.S. federal, state, or foreign tax laws or their interpretation, including changes in the U.S. to the taxation of non-U.S. income and expenses;
●	changes resulting from the adoption by countries of OECD recommendations, including adoption of tax legislation to comply with Pillar Two Model Rules, or other legislative actions. The regulations of Pillar Two Model Rules will become effective in Israel for tax years beginning after January 1, 2026;
●	resolution of issues arising from tax audits, including payment of interest and penalties;
●	changes in our business or legal entity operating model;
●	changes in accounting standards; and
●	those described under “Risks Related to Operations in Israel — The tax benefits that are available to us under Israeli law require us to meet various conditions and may be terminated or reduced in the future, which could increase our costs and taxes.”

Global or regional conditions can adversely affect our business, results of operations, and financial condition.

We and our suppliers have manufacturing, assembly and testing, research and development, sales and other operations in Israel and several other countries, and some of our business activities are concentrated in one or more geographic areas. Moreover, 78% of our total revenue in 2025 was derived outside of the United States, with China, Germany, and South Korea making up 23%, 16%, and 10% of total revenue respectively, based on the location of the customer to which the product was shipped. As a result, our business, operating results, and financial condition, including our ability to produce, assemble, test, design, develop, or sell products, and the demand for our solutions, are at times adversely affected by a number of global and regional factors outside of our control.

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

If we determine that our goodwill has become impaired, we may incur impairment charges, which would negatively impact our operating results.

We perform an annual impairment assessment of goodwill at the reporting unit level in the fourth quarter of each year, or more frequently if indicators of potential impairment exist. The analysis may include both qualitative and quantitative factors to assess the likelihood of impairment. Indicators that are considered include industry and market considerations, overall financial performance, and other relevant events and factors affecting the reporting unit, including rising interest rates, or a significant decline in our stock price and/or market capitalization for a sustained period of time, and we consider both the income approach and the market approach to estimate a reporting unit’s fair value. Significant estimates include business projections, terminal growth rate, and discount rate based on the reporting unit’s weighted average cost of capital. The estimated fair value using a market approach is based on a number of assumptions, including current market capitalization as corroboration of fair value.

We have in the past and may in the future be required to record a significant impairment charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill is determined, due to, among other things, a decline in the market capitalization of the Company. Any such charge could have a material adverse impact on our results of operations.

Catastrophic events can adversely affect our business, results of operations, and financial condition.

Our operations and business, and those of our customers and direct and indirect vendors and suppliers of OEMs, can be disrupted by natural disasters, industrial accidents, public health issues, cybersecurity incidents, interruptions of service from utilities, transportation, telecommunications or IT systems providers, production equipment failures or other catastrophic events.

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

Even though we maintain insurance coverage for a variety of property, casualty, and other risks, not all possible risks are or can be fully covered and therefore any insurance payments to the Company may not necessarily cover the entire scope of the damage and/or all possible losses. We may also decide not to purchase certain policies and/or to self-insure against certain risks. The types and amounts of our insurance coverage vary depending on availability, cost, and decisions with respect to risk retention. We may decided to not purchase certain policies at all for various reasons, including due to the costs of such policy outweighing any economic benefit, and there is no certainty that it will be possible to purchase or renew suitable insurance policies in the future pursuant to reasonable commercial terms, if at all. Some of the policies under which we are covered may have large deductibles and broad exclusions. In addition, one or more insurance providers may be unable or unwilling to pay a claim. Our insurers may also discontinue our insurance coverage and we may be unable to find replacement insurance on acceptable terms or at all, or where we share our limits with Intel claims by Intel under these policies may exhaust the available policy limits. Certain of our commercial agreements require us to arrange or maintain specified insurance policies. If such insurance becomes unavailable in whole or in part, prohibitively expensive, or cannot be procured or maintained through reasonable commercial efforts, we may be unable to comply with these contractual undertakings, which could expose us to claims of breach, penalties, or other contractual remedies.

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

Our organizational cybersecurity program is under the direction of our Chief Information Security Officer (“CISO”) who receives reports from our cybersecurity team and oversees the prevention, detection, mitigation, and remediation of cybersecurity threats and incidents. Our CISO reports to our Chief Operating Officer (“COO”), who may discuss cybersecurity risks and other operational risks with other senior management as appropriate. Our CISO and dedicated cybersecurity team personnel are certified and experienced information systems security professionals and cybersecurity managers with many years of experience. Our CISO has served in that position since 2019 and has over 25 years of managerial and professional cybersecurity expertise. He has held the role of CISO and other senior management positions with NDS, Cisco and Deloitte and has also served as cybersecurity consultant for companies in multiple global industries. Our COO has over 20 years of experience in project management and cybersecurity, including from past roles with Verint-Systems and Cisco Systems as well as the establishment and management of the Company’s cybersecurity team prior to our CISO joining the Company.

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

In 2025, we did not identify any cybersecurity risks that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or incidents, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors – Risks Related to Privacy, Data, and Cybersecurity” in this Annual Report on Form 10-K.

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

Legal Actions

U.S. Class Action

On January 16, 2024, a putative class action captioned McAuliffe v. Mobileye Global Inc., et al., 1:24-CV-00310 (S.D.N.Y.), was filed in the United States District Court for the Southern District of New York against Mobileye and certain of its current and former officers. Following consolidation of the action with a substantively identical case, Le v. Mobileye Global Inc., et al., 1:24-CV-01390 (S.D.N.Y.), and the appointment of a lead plaintiff, an amended complaint was filed on September 13, 2024. In response to the defendants’ motion to dismiss, filed on October 25, 2024, lead plaintiff filed a second amended complaint on November 22, 2024. The second amended complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with defendants’ alleged misstatements and omissions concerning the build-up of excess inventory by certain Tier 1 Mobileye customers, and seeks unspecified damages and other relief on behalf of all persons and entities who purchased or otherwise acquired Mobileye securities between January 26, 2023 and August 8, 2024. The second amended complaint also includes claims asserted by an additional plaintiff under Sections 11 and 15 of the Securities Act of 1933 on behalf of a putative class of purchasers of Mobileye Class A common stock offered in Mobileye’s June 5, 2023 secondary offering. Mobileye and the individual defendants filed a motion to dismiss the second amended complaint on December 20, 2024. On January 24, 2025, the lead plaintiff filed a brief in opposition to Mobileye’s and the other named defendants’ motion to dismiss. On February 21, 2025, Mobileye and the other named defendants jointly filed a brief in reply to the lead plaintiff’s opposition brief. On April 16, 2025 the Court granted the defendants’ motion and dismissed the second amended complaint in full without leave to amend, closing the case. On May 16, 2025, the lead plaintiff filed a notice of appeal with the U.S. Court of Appeals for the Second Circuit. On July 11, 2025, the lead plaintiff filed a brief in support of their appeal. On August 15, 2025, Mobileye and the named defendants filed their opposition brief, and on September 5, 2025, the appellants filed their reply brief in further support of the appeal. Oral argument was held on December 4, 2025. On December 16, 2025, the Second Circuit issued a summary order affirming the Court’s dismissal of the second amended complaint in full. The lead plaintiff has ninety days from the date of the summary order to file a writ of certiorari with the U.S. Supreme Court. We intend to defend the matter vigorously. No provision was recorded in the consolidated financial statements as of December 27, 2025.

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

On June 27, 2024, an additional derivative lawsuit was filed in the United States District Court for the Southern District of New York against certain members of the Mobileye Board of Directors, certain of Mobileye’s current and former officers, and Intel Corporation, in its capacity as Mobileye’s controlling shareholder. Mobileye was also named as a nominal defendant. On July 9, 2024, this derivative action was consolidated with the derivative action originally filed on April 12, 2024 and the consolidated derivative action was stayed by the court pending resolution of the anticipated motion to dismiss in the consolidated securities action. Following dismissal of the consolidated securities action, the Court ordered the parties to jointly propose a schedule for further proceedings by April 24, 2025. On April 25, 2025, the Court entered a stipulation and order of voluntary dismissal without prejudice. In the event the plaintiffs refile this lawsuit, we intend to continue defending the matter vigorously. No provision was recorded in the consolidated financial statements as of December 27, 2025.

U.S. Derivative Action - State of Delaware

On May 6, 2025, a derivative lawsuit captioned Levitan et al. vs. Shashua et al. was filed in the State of Delaware’s Court of Chancery against certain current and former members of the Mobileye Board of Directors and against Intel Corporation, in its capacity as Mobileye’s controlling shareholder. Mobileye was also named as a nominal defendant. The complaint principally asserts claims for breach of fiduciary duty against the named director defendants and breach of fiduciary duty and unjust enrichment against Intel, alleging that the named director defendants and Intel should not have authorized Mobileye’s June 5, 2023 secondary offering given their purported knowledge of the alleged challenges facing the Company concerning customer demand and the buildup of excess inventory by Mobileye’s Tier 1 customers. The complaint seeks unspecified damages and other relief. On September 8, 2025, Mobileye, Intel Corporation and the named director defendants filed a motion to dismiss the complaint. Plaintiffs thereafter informed defendants that, rather than opposing the motion, they intended to file an amended complaint. The parties stipulated and the court ordered that the plaintiffs’ amended complaint was due on January 23, 2026. On January 28, 2026, the Court entered a stipulation and order of voluntary dismissal with prejudice. No provision was recorded in the consolidated financial statements as of December 27, 2025.

U.S. Patent Litigation

On January 26, 2024, Facet Technology Corp. (“Facet”) sued Mobileye in the U.S. District Court for the Eastern District of Texas for allegedly infringing two patents. Captioned Facet Technology Corp. v. Mobileye Global, Inc., the complaint alleges that certain Mobileye products directly and indirectly infringe both patents. The complaint seeks unspecified damages, a permanent injunction, and attorneys’ fees and costs. On November 4, 2024, Mobileye filed a motion to dismiss asserting improper venue, which the court dismissed without prejudice to refile in view of an amended complaint filed by Facet, adding Mobileye Vision Technologies Ltd. and Mobileye Inc., each wholly-owned indirect subsidiaries of Mobileye Global Inc., as additional defendants. On November 7, 2024, Mobileye Vision Technologies Ltd. and Mobileye Inc., sued Facet Technology Corp. in the U.S. District Court of Minnesota seeking a declaratory judgment that the Mobileye plaintiffs do not infringe either patent. On March 5, 2025, the Patent Trial and Appeal Board (“PTAB”) of the US Patent and Trademark Office instituted two Inter Parte Review (IPR) proceedings filed by Mobileye Vision Technologies Ltd. against the patents asserted by Facet. On March 15, 2025, the parties agreed and the relevant courts entered orders staying all litigation pending the outcome of the both IPRs. On January 23, 2026, the PTAB issued final written decisions in both IPRs, finding some claims unpatentable and permitting some claims to survive. For the claims asserted against Mobileye in district court, the PTAB ruled in Mobileye’s favor on all claims except a single claim of one patent. Both parties have until February 23, 2026 to request Director Review. If no request for Director Review is filed, the parties have until March 27, 2026 to file a notice of appeal with the Court of Appeals for the Federal Circuit. We intend to defend the matter vigorously. No provision was recorded in the consolidated financial statements as of December 27, 2025.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock is listed on Nasdaq under the symbol “MBLY”. Our Class B common stock is not listed nor traded on any stock exchange.

On February 3, 2026, there were 5 stockholders of record of our Class A common stock and 1 stockholder of record of our Class B common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or “street name” accounts through brokers.

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

Item 6. Reserved.

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

Company Overview

Mobileye is a leader in the development and deployment of ADAS and autonomous driving technologies and solutions. We pioneered ADAS technology more than 25 years ago and have continuously expanded the scope of our ADAS offerings, while leading the evolution to autonomous driving solutions.

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

As of December 27, 2025, our solutions had been installed in approximately 1,400 vehicle models (including local country, year, and other vehicle model variations), and our SoCs had been deployed in more than 230 million vehicles. We are actively working with more than 50 OEMs worldwide on the implementation of our ADAS solutions. For the year ended December 27, 2025, we shipped approximately 35.7 million of our systems, of which the substantial majority were EyeQ™ SoCs. This represents an increase from the approximately 29.0 million of our systems that we shipped in 2024 and a decrease from the approximately 37.4 million of our systems that we shipped in 2023.

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

Upon completion of the Secondary Offering, Share Repurchase, Option and Conversion, Intel continues to directly or indirectly hold all of the Class B common stock of Mobileye as well as 50,000,000 shares of Class A common stock, which as of December 27, 2025, together represent approximately 79.5% of our outstanding common stock and 97.3% of the voting power of our common stock. Due to the issuance of shares of Class A common stock in connection with the Acquisition (as defined below), Intel beneficially owns approximately 77.0% of our outstanding common stock and 96.9% of the voting power of our outstanding common stock as of February 3, 2026.

Acquisition of Mentee Robotics

On February 3, 2026, the Company and Mobileye Vision Technologies Ltd. (a wholly-owned indirect subsidiary of the Company) acquired 100% of the issued and outstanding stock of Mentee Robotics Ltd. (“Mentee Robotics” and such transaction, the “Acquisition”), pursuant to a share purchase agreement dated as of January 5, 2026, by and among the Company, Mobileye Vision Technologies Ltd., Mentee Robotics, the shareholders of Mentee Robotics, and Shareholder Representative Services LLC, as the exclusive representative of the Mentee Robotics shareholders.

The Acquisition was approved by the Company’s Board of Directors (the “Board”), acting on the recommendation of a strategic transaction committee consisting of four disinterested directors (two of whom are independent). The Audit Committee of the Board also approved the Acquisition pursuant to the Company’s Related Persons Transaction Policy. Intel, as the sole beneficial holder of the Company’s issued and outstanding Class B common stock, also approved the Acquisition pursuant to the Company’s Amended and Restated Certificate of Incorporation. Prof. Amnon Shashua recused himself from the Board’s consideration and approval of the Acquisition. Prof. Shashua, President and CEO of the Company, is the Chairman, Co-Founder and a significant shareholder of Mentee Robotics, and Prof. Shai Shalev-Shwartz, Chief Technology Officer of the Company, is Co-Founder and a significant shareholder of Mentee Robotics (Prof. Shalev-Shwartz, together with Prof. Shashua and Prof. Lior Wolf, the Chief Executive Officer and a Co-Founder of Mentee Robotics, the “Mentee Founders”). In addition, Prof. Shashua’s son and son-in-law, are both employees of Mentee Robotics and each held vested and unvested options issued pursuant to Mentee Robotics’ employee incentive plan and therefore received some consideration pursuant to the terms of the Share Purchase Agreement.

The Share Purchase Agreement provided for an aggregate purchase price of $900 million, which consisted of (i) approximately $612 million in cash (subject to certain adjustments,) and (ii) 26,279,824 shares of Class A common stock of the Company. The entirety of such Class A common stock was allocated to the Mentee Founders (the “Aggregate Stock Consideration”). 10% of the Aggregate Stock Consideration is subject to a six-month lock-up period pursuant to a Lock-Up Agreement. The remaining 90% of the Aggregate Stock Consideration was deposited with a deferred consideration trustee and will be released in equal portions twenty-four and forty-eight months after the closing date on February 3, 2026, subject to continued employment, or under certain circumstances affiliation, with the Company and its subsidiaries. Prof. Shashua received 37.83% of the total consideration, valued at approximately $341 million, to be paid evenly in cash and the Company’s Class A Stock, and Prof. Shalev-Shwartz received 13.07% of the total consideration, valued at approximately $118 million, to be paid evenly in cash and the Company’s Class A common stock.

At the closing, $95 million of the purchase price was deposited with an escrow agent (provided that with respect to Mentee Founders, 50% of their pro rata portion of the escrow was deposited in the form of Class A common stock) to secure the post-closing purchase price adjustments and certain indemnification obligations of the shareholders of Mentee Robotics.

Pursuant to the Share Purchase Agreement, (i) all vested options to acquire shares of Mentee Robotics (each option, a “Mentee Option”) and 20% of unvested Mentee Options were cancelled and converted into the right to receive a portion of the cash consideration based on the intrinsic value of such Mentee Options at the purchase price and (ii) all remaining unvested Mentee Options were cancelled and converted into the right to receive a number of unvested RSUs of the Company calculated based on the volume weighted average of the closing sale prices for the Company’s Class A common stock over the thirty (30) Trading Days ending immediately prior to February 3, 2026 and with a value equal to the intrinsic value of such Mentee Options at the purchase price.

The Share Purchase Agreement contains customary representations, warranties and covenants of the Company, Mobileye Vision Technologies Ltd. and Mentee Robotics, certain of which (except for the representations and warranties of the Company) shall survive the closing of the Acquisition. The shareholders of Mentee Robotics have agreed to indemnify the Company and Mobileye Vision Technologies Ltd. for certain breaches of representations, warranties and covenants.

Our Business Model

We currently derive substantially all of our revenue from our commercially deployed ADAS solutions, including our Premium ADAS solutions. We are now approaching the start of production of an advanced set of solutions, including Mobileye Surround ADAS™, Mobileye SuperVision™, Mobileye Chauffeur™ and Mobileye Drive™. These solutions are propelled by our EyeQ™6 SOC and subsequent EyeQ™ generations, our next-generation software solutions, and our software-defined imaging radars. We expect these solutions will, over time, meaningfully contribute to changes in our mix of revenue and result in broader adoption of premium ADAS and AV products by our customers.

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

We partner with STMicroelectronics, a leading supplier and innovator of semiconductor devices for automotive applications, in manufacturing, design, and research and development. We have co-developed six generations of our automotive grade SoC, EyeQ™, with STMicroelectronics including EyeQ™5 and EyeQ™6. We have also established relationships with several suppliers, such as Quanta Computer, to develop and assemble our ECUs, including the design for our Mobileye SuperVision™, which includes our EyeQ™5 SoCs manufactured by STMicroelectronics. As part of an effort to establish redundancy and better control of our supply chain, we have sought additional qualified suppliers, and we have recently entered into an agreement with TSMC (Taiwan Semiconductor Manufacturing Company Ltd.) pursuant to which it will manufacture components of our imaging radar and some of our future generations of our EyeQ™ product, and potentially other future products.

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

Key Factors Affecting Our Performance

We believe there are several important factors that have affected and that we expect to continue to affect our results of operations:

Global demand for automotive vehicles. Our business performance is related to global automotive sales and automotive vehicle production by our OEM customers. Economic conditions in North America, Europe and Asia can have a large impact on the production volume of new vehicles, and, accordingly, have an impact on our revenue. Our OEM customers’ production can vary from period to period due to global demand, market conditions and competitive conditions, geopolitical issues including trade restrictions and tariffs, as well as other factors. For example, towards the end of the first half of 2024, global automotive production forecasts weakened, which disproportionately impacted our core customers, primarily due to their continued market share losses in China. We cannot be certain of the severity and length of the continued volatility in the global automotive market, including macro factors impacting our sales to OEMs in China, and the extent of the adverse effect that such volatility could have on our results of operations, financial condition and business in the long term. While automotive production has now recovered to approximately 2019 levels, current uncertain economic conditions and inflation may contribute to a reduction in consumer demand. In addition to economic conditions, in prior periods, including during the supply chain crisis and semi-conductor shortage of 2021 and 2022, certain Tier 1 customers increased their orders for components and parts, including our solutions, to counteract the impact of supply chain shortages for auto parts. As a result, some demand for our solutions and the corresponding revenue from these customers were shifted to earlier time periods than otherwise would have occurred absent a general supply chain shortage and inflationary environment. As a result of our standard planning process for 2024, including discussions with our Tier 1 customers, we became aware in late 2023 of significant excess inventory at our customers. This as well as lower than expected production at certain OEMs during 2023 led to the decision by our Tier 1 customers to prioritize in the first quarter of 2024 the utilization of excess inventory on hand before using new shipments to meet the demand of OEMs. We estimate our customers used the vast majority of this excess customer inventory in 2024 in accordance with our expectations, but there is no guarantee that orders will remain normalized or that our customers won’t build up excess inventory in the future. Further, recent increased demand for semi-conductor and other components has resulted in component shortages, price increases and longer order lead times, which may increase the pricing of our solutions and/or our ability to meet our customers’ demand. Certain Tier 1 customers may increase their orders for our solutions to counteract these component shortages and any resulting price increases or other impacts, causing some demand for our solutions and the corresponding revenue to be shifted to earlier time period than otherwise would have occurred. ADAS volumes have grown faster in recent years than the overall automotive market as ADAS penetration rates have increased, and we believe that we will continue to benefit from that trend. Our revenue of $1,894 million for the year ended December 27, 2025 was up 15% year-over-year, primarily due to the normalization of excess inventory by our Tier 1 customers that was previously used to satisfy demand during the first half of 2024. Continued or future constraints on global automotive production resulting from the effects of economic uncertainty, both global and in specific markets in which we operate, may be a limiting factor on our ability to increase revenue. We expect to continue to capitalize on our strong and collaborative relationships with OEMs and Tier 1s to expand our presence in key markets and capture the long-term growth opportunities in those markets.

Acquisition and integration of new technologies and expansion into adjacent markets. Our results of operations may be affected by our ability to successfully integrate acquired businesses and technologies and to effectively allocate resources to new areas of development. On February 3, 2026, we acquired Mentee Robotics, a privately held Israeli company focused on humanoid robotics, which we expect to operate as an independent subsidiary in the short to medium term. The integration of Mentee Robotics’ personnel, technology and operations may require significant management attention, capital investment and operating expenses, and we may not realize the anticipated benefits of the acquisition on the expected timeline or at all. Humanoid robotics is a nascent and rapidly evolving area characterized by significant technical complexity, long development timelines, potentially high capital requirements, uncertain customer demand and evolving regulatory and safety frameworks. Our investment in this area may result in increased research and development and operating expenses and may divert resources from our core ADAS and autonomous driving initiatives. In addition, the timing and extent of commercialization of humanoid robotics solutions remains uncertain with respect to scalability, economic viability and regulatory approval. As a result, our expansion into adjacent markets, including through the acquisition of Mentee Robotics, may adversely affect our results of operations, margins and cash flows, particularly in the near to medium term.

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

During 2025, the United States implemented a series of broad-based and sector-specific tariffs affecting passenger vehicles, automotive components and other industrial inputs, as well as country-specific tariff regimes and reciprocal trade measures. These actions were accompanied by ongoing bilateral and multilateral negotiations, interim trade agreements, pauses, delays and retaliatory measures by certain countries, resulting in significant uncertainty regarding the scope, timing and duration of applicable tariffs and export controls. In addition, sector-specific measures announced during 2025, including tariffs on certain raw materials, and export controls affecting the semiconductor supply chain, have increased complexity and risk across global automotive and technology markets.

As of the date of this report, there remains a high degree of uncertainty surrounding U.S. trade policy, how it will be implemented, how other countries will react, and how it will ultimately impact our industry and business. For example, our customers may have shifted or will shift orders for components and parts, including our solutions, adjust sourcing strategies or modify productions schedules, which could shift demand for our solutions and corresponding revenue between periods. While we continually evaluate changes in U.S. trade policy and global reactions thereto, as well as our ability to mitigate their impact, these developments may negatively impact our customers, our results of operations and our business.

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

The cost of input materials and manufacturing costs are significant factors affecting our gross margin. Material costs are affected by a variety of factors, including the availability of sufficient supply to meet market demand. For example, in late 2021, semiconductor fabrication costs increased as a result of a global supply shortage that began in 2020. We experienced increases in input costs in 2022 and 2023 as a result of supply chain shortages, including the global semiconductor shortage, and inflationary pressures. While we were largely successful in increasing our ASPs to reflect these cost increases, we experienced a reduction in percentage gross margin as a result of these cost increases. More recently, the AI industry has generated increased demand for components necessary for the production of our solutions, including EyeQ™ SoCs and ECUs for our SuperVision™, Mobileye Chauffeur™ and Mobileye Drive™ solutions. This new demand has resulted in and may continue to result in shortages of components necessary for our solutions and substantial increases in prices for such components. Our gross margin has been and may continue to be affected by our ability to offset these and any future cost increases through realizing pricing increases on our solutions and achieving decreases in other production costs. We work closely with STMicroelectronics, Quanta Computer and other suppliers on a continuous basis to manage material costs, increase yields and improve manufacturing, assembly, and test costs.

Supply and manufacturing capacity. Our solutions are dependent on the global semiconductor supply chain. The continued and timely supply of input materials, the availability of manufacturing capacity, and packaging and testing services at reasonable prices impact our ability to meet customer demand. Supply chain disruptions, shortages of raw material, such as wafers and substrates, and manufacturing limitations could limit our ability to meet customer demand and result in delayed, reduced, or canceled orders. During 2021 and 2022, the semiconductor industry experienced widespread shortages of substrates and other components and available foundry manufacturing capacity. We entered 2022 with significantly lower inventories of our EyeQ™ SoCs on our balance sheet as a result of the limited supply during 2021. Further, STMicroelectronics, our sole supplier of EyeQ™ SoCs, was not able to meet our demand for EyeQ™ SoCs during 2022, causing a further significant reduction in our company-owned inventory level. Starting in late 2022 and early 2023, such supply chain disruptions, raw material shortages and manufacturing limitations abated and during 2023, we successfully increased levels of EyeQ™ SoC inventory on hand, mitigating the potential for future supply constraints to cause a shortfall of chips. However, in the event of a reoccurrence of supply chain constraints, and subject to the duration and severity thereof, we may be required to operate with minimal or no inventory of EyeQ™ SoCs or SuperVision™ ECUs on hand. As a result, we are substantially reliant on timely shipments of EyeQ™ SoCs from STMicroelectronics and ECUs from Quanta Computer (or other suppliers) and may in the future become reliant on additional suppliers such as TSMC, to fulfill customer orders and if such a shortfall of chips or ECUs were to occur, we may be unable to offset future supply constraints through the use of inventory on hand. Further, in 2025 and in 2026 the AI industry has generated increased demand for components necessary for the production of our solutions, including EyeQ™ SoCs and ECUs for our SuperVision™, Mobileye Chauffeur™ and Mobileye Drive™ solutions. This new demand has resulted in and may continue to result in shortages of components necessary for our solutions, substantial increases in prices for such components and suppliers requiring us to increase lead times and purchase greater quantities of such components in advance in order to ensure we secure sufficient supply. Such shortages of components, as well as the increases in pricing, order requirements and lead times, has and may continue to impact our ability to supply solutions to our customers in order to meet demand as well as impact OEMs’ ability to purchase our solutions. Our reliance on single or limited suppliers and vendors for certain components, equipment, and services and the aforementioned shortages of substrates and other components have led to increased supply chain risks and continue to stress our ability to meet the supply demands of our customers. To mitigate these supply chain constraints, management continues to monitor inventory levels on an ongoing basis. Although we cannot fully predict the length and the severity of the impact these pressures will have on a long-term basis, we do not anticipate that our current supply chain constraints would materially adversely affect our results of operations, capital resources, sales, profits, and liquidity on a long-term basis.

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

EyeQ™ SoC sales represented approximately 91% and 86% of our revenue for the years 2025 and 2024, respectively. Sales of our SuperVision™ product represented the majority of the remainder of our revenue for both 2025 and 2024. Revenue from the sale of our EyeQ™ products and SuperVision™ products is recognized at the time of product shipment from our facilities, as determined by the agreed-upon shipping terms. Our sales to any single Tier 1 automotive supplier typically cover more than one OEM and more than one production program from any OEM.

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

We expect our general and administrative expenses to moderately increase in absolute dollars but to decrease as a percentage of total revenue as our business grows. The expected increase is mainly associated with the costs related to being a public company, as well as the increased use of share-based compensation for general and administrative personnel.

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

Benefit (provision) for income taxes

Benefit (provision) for income taxes consists primarily of income taxes related to the United States, Israel and other foreign jurisdictions in which we conduct business. We also have incurred deferred tax liabilities with respect to tax amortization of certain acquired intangible assets. We are eligible for certain tax benefits in Israel under the Investment Law, at a reduced tax rate, subject to specified terms. In addition, in 2021, the OECD announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15%. Subsequently, multiple sets of administrative guidance have been issued. Many non-US tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 (including the European Union Member States), with the adoption of additional components in later years, or announced their plans to enact legislation in future years. In Israel, the regulations of Pillar Two Model Rules will become effective for tax years beginning after January 1, 2026. The Pillar Two Model Rules did not have a material effect on our income tax provision for the 2025 fiscal year. We are continuing to evaluate the impacts of enacted legislation and pending legislation to enact Pillar Two Model Rules in the non-US tax jurisdictions in which we operate. The Company is a constituent entity of its Parent for Pillar Two Model Rules purposes.

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

During the years presented in our consolidated financial statements, certain components of our business operations were included in the consolidated U.S. tax return filed by Intel. We also file certain foreign income tax returns on a separate basis, distinct from Intel. Following the Secondary Offering, which resulted in the Tax Deconsolidation (see Note 1 to the consolidated financial statements), the Company is no longer included in Intel’s U.S. federal consolidated income tax return and will be filing its own U.S. federal income tax returns for periods beginning July 12, 2025 onwards. Since prior to the Tax Deconsolidation, the Company’s income tax provision was calculated using the separate return method, as if the Company had filed its own U.S. federal income tax returns, the Tax Deconsolidation event does not have a material impact on the Company’s tax provision for the year ended December 27, 2025.

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

Realization of deferred tax assets is based on our judgment and various factors including reversal of deferred tax liabilities, the ability to generate future taxable income in jurisdictions where such assets have arisen, and potential tax planning strategies. The valuation allowance for the years presented in our consolidated financial statements primarily relates to U.S. branch deferred tax assets not currently expected to be realized given that we have sustained recent losses.

Certain net operating losses and tax credit carry-forward tax attributes generated by the Company and reflected in these consolidated financial statements have been utilized as part of Intel’s consolidated income tax return filings in the periods prior to the Tax Deconsolidation. The Company’s post Tax Deconsolidation net operating loss carryforwards have been reflected in these consolidated financial statements and the Company will recognize a benefit for these net operating losses when determined to be realizable.

Results of Operations

The following table sets forth our results of operations in dollars and as a percentage of revenue for the periods indicated:

	Year Ended
	December 27,		December 28,		December 30,
	2025		2024		2023
U.S. dollars in millions	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue	$1,894	100%	$1,654	100%	$2,079	100%
Cost of revenue	990	52%	913	55%	1,032	50%
Gross profit	904	48%	741	45%	1,047	50%
Operating expenses:
Research and development, net	1,151	61%	1,083	65%	889	43%
Sales and marketing	113	6%	118	7%	118	6%
General and administrative	80	4%	70	4%	73	4%
Goodwill impairment	—	—%	2,695	163%	—	—%
Total operating expenses	1,344	71%	3,966	240%	1,080	52%
Operating income (loss)	$(440)	(23)%	$(3,225)	(195)%	$(33)	(2)%
Financial income (expense), net	63	3%	62	4%	49	2%
Income (loss) before income taxes	(377)	(20)%	(3,163)	(191)%	16	1%
Benefit (provision) for income taxes	(15)	(1)%	73	4%	(43)	(2)%
Net income (loss)	$(392)	(21)%	$(3,090)	(187)%	$(27)	(1)%

(1)Includes amortization of acquired intangible assets, as follows:

	Year Ended
	December 27,	December 28,	December 30,
U.S. dollars in millions	2025	2024	2023
Cost of revenue	$377	$376	$406
Sales and marketing	66	68	68
Total amortization of acquired intangible assets	$443	$444	$474

(2)Includes share-based compensation expense, as follows:

	Year Ended
	December 27,	December 28,	December 30,
U.S. dollars in millions	2025	2024	2023
Cost of revenue	$2	$2	$2
Research and development, net	239	244	212
Sales and marketing	6	6	7
General and administrative	30	27	31
Total share-based compensation	$277	$279	$252

Comparison of the years ended December 27, 2025 and December 28, 2024

Revenue

In 2025, revenue was $1,894 million, up $240 million, or 15%, compared to 2024. This increase in revenue was primarily due to an increase of $308 million, or 22%, in EyeQ™ SoC revenue attributable mainly to a 23% increase in volume, resulting mainly from the normalization of excess inventory by our Tier 1 customers that was previously used to satisfy demand during the first half of 2024. This was slightly offset by a decrease in SuperVision™ related revenue. Average System Price, calculated as the sum of revenue related to EyeQ™ and SuperVision™ systems divided by the number of systems delivered, decreased by 6% mainly due to lower percentage of SuperVision™ related revenue as compared to 2024.

Cost of Revenue

In 2025, our cost of revenue increased by $77 million, or 8%, compared to 2024. This increase was primarily due to an increase of $81 million in manufacturing costs relating primarily to the increase in sales of our EyeQ™ SoC which was partially offset by the decrease in sales of SuperVision™ systems.

Gross Profit and margin

In 2025, our gross profit increased by $163 million, or 22%, compared to 2024. This increase was primarily due to the increase in revenue from sales of EyeQ™ systems, which was slightly offset by the decrease in sales of SuperVision™ systems.

Our gross margin increased from 45% during 2024, to 48% during 2025. This increase was primarily due to the lower impact of amortization of intangible assets as a percentage of revenue as well as an increase in the percentage of revenue attributable to EyeQ™ SoCs.

Research and Development Expenses, net

Research and development expenses, net, in 2025, increased by $68 million, or 6%, compared to 2024. This increase was primarily due to an increase in payroll and related expenses, resulting from an increase in average research and development headcount of 147 employees and the costs related to the reduction in workforce implemented during the fourth quarter of 2025. This was partially offset by a decrease in direct expenses including professional services mostly related to the wind-down of the Lidar R&D Unit that took place in 2024, in addition to lower share-based compensation.

Sales and Marketing Expenses

Sales and marketing expenses, in 2025, decreased by $5 million, or 4%, compared to 2024, mainly due to a decrease in payroll and related expenses due to the winding down of the Aftermarket Solutions Unit that took place in 2024, in addition to a decrease in amortization of intangible assets.

General and Administrative Expenses

General and administrative expenses in 2025 increased by $10 million, or 14%, compared to 2024. This increase was mainly due to an increase in legal and corporate expenses in addition to an increase in share-based compensation expenses.

Goodwill Impairment

Goodwill impairment expenses were zero in 2025 and $2,695 million in 2024. During the third quarter of 2024, the Company performed an interim quantitative goodwill impairment analysis for the “Mobileye” reporting unit, resulting in a non-cash impairment loss. For further details, see Note 10 to the Consolidated Financial Statements included in this report.

Financial Income (expense), net

Financial income (expense) net in 2025, was $63 million compared to $62 million in 2024. This increase was mainly due to an increase in interest earned on short term bank deposits, partially offset by a decrease in interest earned on investments in money market funds and an increase in exchange rate differences expenses.

Benefit (Provision) for Income Tax

In 2025, the provision for income tax was $(15) million, compared to a benefit for income tax of $73 million in 2024. This change is mainly due to the deferred tax effects of $82 million attributed to goodwill impairment of the Mobileye reporting unit which was recognized in the prior year period.

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

Our gross margin decreased from 50% during 2023, to 45% during 2024. This decrease was mainly due to a higher impact of amortization of intangible assets as a percentage of revenues, as well as the impact of higher EyeQ™-related costs per unit due to mix effects.

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

Financial Income (Expense), net

Financial income (expense), net in 2024, was $62 million compared to $49 million in 2023. This increase was mainly due to an increase in interest earned on short term bank deposits, a decrease in exchange rate differences expense and income from fair value revaluation of equity investments executed during 2024.

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

Our primary uses of funds have been for funding increases in headcount in our research and development departments, investments attributable to new product development, as well as for funding our capital expenditures. Our capital expenditures have related mainly to data storage and other computer related equipment, expenditure related to research and development projects and to the construction of new sites were $79 million and $81 million for 2025 and 2024, respectively.

To fund our cash requirements in the ordinary course of business, we anticipate that we will continue to primarily rely on operating cash flows, supplemented by our total cash and cash equivalents. We expect our total capital expenditures for 2026 to be higher compared to our total capital expenditures in 2025. We continue to invest in equipment related to the development of our next generation products. Our future capital requirements will depend on many factors, including our growth rate and the timing and extent of operating expenses.

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

Cash Flows

The following table sets forth certain consolidated statements of cash flow data:

	Year Ended
	December 27,	December 28,	December 30,
U.S. dollars in millions	2025	2024	2023
Net cash provided by operating activities	$602	$400	$394
Net cash used in investing activities	(91)	(120)	(98)
Net cash used in financing activities	(106)	(66)	(100)
Effect of foreign exchange rate changes on cash and cash equivalents	17	(2)	(5)
Increase in cash, cash equivalents and restricted cash	$422	$212	$191

Operating activities

For 2025 compared to 2024, the $202 million increase in cash provided by operating activities was mainly due to an increase in revenue as well as a decrease in inventories compared to an increase in the prior year period, partially offset by a decrease in trade accounts receivable compared to the prior year period.

For 2024 compared to 2023, the $6 million increase in cash provided by operating activities was mainly due to a lower increase in inventories compared to the prior year period during which the company rebuilt its strategic inventory of EyeQ™ chips and a decrease in accounts receivable due to reduction in revenue. This was mostly offset by an increase of $3,063 million in net loss, which was adjusted by $2,695 million of non-cash goodwill impairment loss.

Investing activities

Net cash used in investing activities in 2025 was $91 million, consisting of capital expenditures and debt investments.

Net cash used in investing activities in 2024 was $120 million, consisting mostly of capital expenditures and purchases of debt and equity investments.

Net cash used in investing activities in 2023 was $98 million, consisting of capital expenditures in connection with the construction of our campus and electronic equipment.

Financing activities

Net cash used in financing activities in 2025 was $106 million, consisting of the $100 million Share Repurchase from Intel and share-based compensation recharge payments made to Intel.

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

Severance pay liability increased from $62 million as of December 28, 2024, to $78 million and as of December 27, 2025, reflecting the impact of annual salary increases and fluctuations in foreign exchange rates.

Lease liabilities

We have lease agreements for vehicles and offices. We lease office space in various locations in Israel and around the world including USA, Germany and China. All leases are operating leases with fixed payment terms where some of the leases include annual increases to lease payments based on an index or a rate. Lease liabilities, representing the present value of future lease payments, have increased from $50 million as of December 28, 2024 to $62 million as of December 27, 2025, reflecting mainly new lease contracts and foreign currency exchange effects, partially offset by the progress in lease payments for existing arrangements.

Indebtedness

We have several bank guarantees aggregating approximately $20 million as of December 27, 2025 (denominated in New Israeli Shekels) mainly in connection with lease agreements and import of vehicles.

Non-GAAP Financial Measures

Our management uses Adjusted Gross Profit and Margin, Adjusted Operating Income (Loss) and Margin and Adjusted Net Income (Loss), collectively, as key measures in operating our business. We use such non-GAAP financial measures to make strategic decisions, establish business plans and forecasts, identify trends affecting our business, and evaluate performance. For example, we use these non-GAAP financial measures to assess our pricing and sourcing strategy, in the preparation of our annual operating budget, and as a measure of our operating performance. We believe that these non-GAAP financial measures, when taken collectively, may be helpful to investors because they allow for greater transparency into what measures our management (and Intel’s management) uses in operating our business and measuring our performance, and enable comparison of financial trends and results between periods where items may vary independent of business performance. The non-GAAP financial measures are presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly titled non-GAAP measures used by other companies. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure presented in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, as well as our consolidated financial statements and related notes included elsewhere in this report.

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

Set forth below is the reconciliation of gross profit to Adjusted Gross Profit and the calculations of Gross Margin and Adjusted Gross Margin:

	Year Ended
	December 27,		December 28,		December 30,
	2025		2024		2023
		% of		% of		% of
U.S. dollars in millions	Amount	Revenue	Amount	Revenue	Amount	Revenue
Gross Profit and Margin	$904	48%	$741	45%	$1,047	50%
Add: Amortization of acquired intangible assets	377	20%	376	23%	406	20%
Add: Share-based compensation expense	2	—%	2	—%	2	—%
Adjusted Gross Profit and Margin	$1,283	68%	$1,119	68%	$1,455	70%

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

Our Adjusted Gross Margin was 68% both in 2024 and in 2025. This was due to a higher EyeQ™-related cost per unit given the different mix of EyeQ™ products sold which was fully offset by the higher percentage of revenue attributed to EyeQ™.

Our Adjusted Gross Margin decreased from 70% for 2023 to 68% for 2024. The decrease was primarily due to the downward impact of the increased cost per unit of our EyeQ™ SoCs due to mix effects. The decrease was also related to higher percentage of revenue attributable to SuperVision™.

Adjusted Operating Income (Loss) and Margin

We define Adjusted Operating Income (Loss) as operating income (loss) presented in accordance with GAAP, adjusted to exclude amortization of acquisition related intangibles and share-based compensation expenses and impairment of goodwill. Operating Margin is calculated as operating income (loss) divided by total revenue, and Adjusted Operating Margin is calculated as Adjusted Operating Income (Loss) divided by total revenue.

Set forth below is the reconciliation of operating income (loss) to Adjusted Operating Income (Loss) and the calculations of Operating Margin and Adjusted Operating Margin:

	Year Ended
	December 27,		December 28,		December 30,
	2025		2024		2023
		% of		% of		% of
U.S. dollars in millions	Amount	Revenue	Amount	Revenue	Amount	Revenue
Operating Income (Loss) and Margin	$(440)	(23)%	$(3,225)	(195)%	$(33)	(2)%
Add: Amortization of acquired intangible assets	443	23%	444	27%	474	23%
Add: Share-based compensation expense	277	15%	279	17%	252	12%
Add: Goodwill impairment	—	—%	2,695	163%	—	—%
Adjusted Operating Income (Loss) and Margin	$280	15%	$193	12%	$693	33%

Our operating loss decreased by $2,785 million in 2025 compared to 2024, and increased by $3,192 million in 2024 compared to 2023, mainly as a result of the goodwill impairment loss recognized during the third quarter of 2024.

Our Adjusted Operating Income increased by $87 million in 2025 compared to 2024, primarily due to an increase in adjusted gross profit, partially offset by higher operating expenses. Our Adjusted Operating Income decreased by $500 million in 2024 compared to 2023, primarily due to a reduction in revenue, and an increase in operating expenses.

Our Adjusted Operating Margin increased from 12% in 2024 to 15% in 2025, primarily due to a lower impact of operating expenses as a percentage of revenue. Our Adjusted Operating Margin decreased from 33% in 2023 to 12% in 2024, primarily due to a higher operating expenses on a lower revenue base, in addition to lower Adjusted Gross Margin.

We expect that our Adjusted Operating Margin in the mid-term future will increase compared to 2025, mainly due to an expected decrease in operating expenses as a percentage of revenue, taking into account an expected decrease in Adjusted Gross Margin over time as we develop and sell full system solutions contributing higher gross profit dollars per unit but lower percentage Gross Margin given the greater hardware content included in these systems.

Adjusted Net Income (Loss)

We define Adjusted Net Income (Loss) as net income (loss) presented in accordance with GAAP, adjusted to exclude amortization of acquisition related intangibles and share-based compensation expenses and impairment of goodwill, as well as the related income tax effects. Income tax effects have been calculated using the applicable statutory tax rate for each adjustment taking into consideration the associated valuation allowance impacts. The adjustment for income tax effects consists primarily of the deferred tax impact of the amortization of acquired intangible assets and impairment of goodwill.

Set forth below is the reconciliation of net income (loss) to Adjusted Net Income (Loss):

	Year Ended
	December 27,		December 28,		December 30,
	2025		2024		2023
		% of		% of		% of
U.S. dollars in millions	Amount	Revenue	Amount	Revenue	Amount	Revenue
Net Income (Loss)	$(392)	(21)%	$(3,090)	(187)%	$(27)	(1)%
Add: Amortization of acquired intangible assets	443	23%	444	27%	474	23%
Add: Share-based compensation expense	277	15%	279	17%	252	12%
Add: Goodwill impairment	—	—%	2,695	163%	—	—%
Less: Income tax effects	(42)	(2)%	(123)	(7)%	(40)	(2)%
Adjusted Net Income (Loss)	$286	15%	$205	12%	$659	32%

Our net loss decreased by $2,698 million in 2025 compared to 2024, and increased by $3,063 million in 2024 compared to 2023, primarily due to the goodwill impairment loss recognized during the third quarter of 2024.

Our Adjusted Net Income increased by $81 million in 2025 compared to 2024, primarily due to an increase in adjusted gross profit, partially offset by higher operating expenses. Our Adjusted Net Income decreased by $454 million in 2024 compared to 2023, primarily due to a reduction in revenue, and an increase in research and development expenses.

We expect that our Adjusted Net Income (Loss) Margin (which is the Adjusted Net Income (Loss) divided by total revenue) in the mid-term future will increase compared to 2025, mainly due to an expected decrease in operating expenses as a percentage of revenue, taking into account an expected decrease in Adjusted Gross Margin over time as we develop and sell full systems solutions contributing higher gross profit dollars per unit but lower percentage Gross Margin given the greater hardware content included in these systems.

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

2024 Goodwill Impairment Test

During the third quarter of 2024, the Company performed an interim quantitative goodwill impairment analysis for the “Mobileye” reporting unit due to a then recent decline in the share price of the Company’s Class A common stock and the corresponding decline in market capitalization, as well as macroeconomic and industry factors. The quantitative impairment test estimated the fair value of the reporting unit using an income approach. Significant inputs and assumptions incorporated in the valuation included business projections, terminal growth rate, and discount rate based on the reporting unit’s weighted average cost of capital.

The Company also assessed the reasonableness of the estimated fair value of the reporting unit by comparison to its market capitalization, including consideration of expected acquirer synergies, control premium, and the current market.

The results of the impairment analysis in 2024 indicated that the fair value of the Mobileye reporting unit was below its carrying amount and therefore a non-cash impairment loss of $2,695 million was recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss).

During the fourth quarter of 2024, we completed our annual impairment assessment. Based on the assessment, the fair value of the “Mobileye” reporting unit exceeded its book value. We also performed a detailed quantitative analysis for the “Other” reporting unit which showed that no impairment was required. Fair value was estimated using the expected present value of future cash flows and was categorized as Level 3 within the fair value hierarchy due to the use of unobservable inputs.

2025 Goodwill Impairment Test

During the fourth quarter of 2025, we completed our annual impairment assessment. For the “Mobileye” reporting unit, the assessment was performed using a quantitative test. The quantitative impairment test estimated the fair value of the reporting unit using an income approach. When using the income approach, we tested the reasonableness of the inputs and outcomes of our discounted cash flow analysis against available market data. Significant inputs and assumptions incorporated in the valuation included business projections, terminal growth rate, and discount rate based on the reporting unit’s weighted average cost of capital.

The Company also assessed the reasonableness of the estimated fair value of the reporting unit by comparison to its market capitalization, including consideration of expected acquirer synergies, control premium, and the current market.

Based on the assessment, no impairment was recorded.

The results of the impairment analysis indicated that the fair value of the Mobileye reporting unit exceeded its carrying amount by less than 10%. Due to the inherent uncertainties involved in measuring fair value using an income approach, underlying assumptions may change in future periods. Unfavorable changes in certain of these key assumptions may affect future testing results, especially since the impairment loss recognized in 2024 reduced the headroom between the Mobileye reporting unit’s carrying mount and its estimated fair value.

A 1% increase in the discount rate, while holding all other assumptions constant, would result in an impairment loss of approximately $834 million to the Mobileye reporting unit goodwill. A 0.5% decrease in the terminal growth rate while holding all other assumptions constant, would not result in an impairment loss to the Mobileye reporting unit goodwill.

Due to the equity of the Company being above the market capitalization of the Company as of December 27, 2025, a further sustained decline in our share price and market capitalization may require further testing of our Mobileye reporting unit, which may result in an impairment.

For the “Other” reporting unit, our annual goodwill impairment assessment was performed using a qualitative test and concluded that the fair value of the “Other” reporting unit substantially exceeds its book value.

Income Taxes

The provision for income tax consists of income taxes in the various jurisdictions where the Company is subject to taxation, primarily the United States and Israel.

Certain components of the Company’s business operations were included in the consolidated U.S. domestic income tax return filed by Intel. The Company also files various foreign income tax returns on a separate basis, distinct from Intel. Following the Secondary Offering, which resulted in the Tax Deconsolidation (see also Note 1 General), the Company is no longer included in the Parent’s U.S. domestic consolidated federal and applicable state income tax returns and will be filing its own U.S. corporate income tax returns for periods beginning July 12, 2025 onwards. Prior to the Tax Deconsolidation event, the income tax provision included in the Company’s consolidated financial statements was calculated using the separate return method, as if the Company had filed its own U.S. corporate income tax returns.

The Company had previously entered into a Tax Sharing Agreement with Intel, which was amended and restated on August 14, 2024 (the Tax Sharing Agreement, as amended, the “TSA”), and establishes the amount of cash payable for the Company’s share of the tax liability owed on consolidated tax return filings with Intel. For periods prior to the Tax Deconsolidation, any differences between taxes currently payable to Intel under the Tax Sharing Agreement and the current tax provision computed on a separate return basis, were reflected as adjustments to additional paid-in capital in the consolidated statement of changes in equity and financing activities within the consolidated statement of cash flows. As a result of the Tax Deconsolidation, starting July 12, 2025 the computation of cash payable between the Company and Intel, under the TSA, is no longer applicable with respect to U.S. federal and applicable state income taxes. Accordingly, starting July 12, 2025, Mobileye calculates and reports its U.S. federal and applicable state income tax liabilities as a standalone taxpayer and will no longer allocate or share tax attributes, liabilities nor benefits with its Parent as previously required under the TSA. For periods prior to Tax Deconsolidation, Mobileye and its Parent will continue to account for any outstanding tax sharing obligations in accordance with the terms of the TSA.

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

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits within the Benefit (provision) for income taxes on the Consolidated Statements of Operations and Comprehensive Income (Loss).

For additional information regarding income taxes, see Note 8 to the Consolidated Financial Statements included in this report.

New Accounting Pronouncements

See “Note 2 - Significant Accounting Policies” to our consolidated financial statements included elsewhere in this report for information on new accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of foreign currency exchange rates and interest rates.

Interest Rate Risk

Our investments in money market funds, U.S. government bonds and short-term deposits are subject to market risk due to changes in interest rates, which may affect our interest income and fair market value of our investments. To minimize this risk, we invest in institutional investors money market funds, which consist of high-grade securities. Our short term deposits are redeemable upon demand and held in banks domiciled in the U.S. and Europe, as well as in Israel. As of December 27, 2025 and December 28, 2024, our investment in money market funds was $1,016 million and $951 million, respectively; our U.S. government bonds were $55 million and $33 million, respectively; and our short term deposits were $785 million and $419 million, respectively.

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

If the New Israeli Shekel had strengthened by 10% against the U.S. dollar, it would have decreased our cash flows by approximately $40 million in the year ended December 27, 2025. If the New Israeli Shekel had strengthened by 10% against the U.S. dollar, it would have decreased our cash flows by approximately $67 million in the year ended December 28, 2024. The effect of a 10% change in the U.S. dollar / New Israeli Shekel exchange rate would not have had a material impact on our cash flows in the year ended December 30, 2023 due to the hedging services agreement we had with Intel.

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Mobileye Global Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Mobileye Global Inc. and its subsidiaries (the “Company”) as of December 27, 2025 and December 28, 2024, and the related consolidated statements of operations and comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 27, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 27, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 27, 2025 and December 28, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 27, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Assessment – Mobileye reporting unit

As described in Note 10 to the consolidated financial statements, the Company’s goodwill balance was $8,200 million as of December 27, 2025, and the goodwill associated with the Mobileye reporting unit was $8,089 million. Management conducts an impairment test as of the end of each year, or more frequently if events or circumstances indicate that the carrying value of goodwill may be impaired. Potential impairment is identified by comparing the fair value of a reporting unit to its carrying value, including goodwill. In 2025, the Company performed a detailed quantitative analysis for the Mobileye reporting unit. Based on the goodwill impairment assessment during the year ended December 27, 2025, no goodwill impairment charge related to the Mobileye reporting unit was recorded. Fair value is estimated by management using a discounted cash flow model. Management’s cash flow projections for the Mobileye reporting unit included significant judgments and assumptions relating to financial projections, terminal growth rate and the discount rate.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Mobileye reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Mobileye reporting unit, and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to financial projections, terminal growth rate and the discount rate. In addition, the audit effort involved the use of professionals with specialized skills and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the reporting unit. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate; (ii) evaluating the appropriateness of the discounted cash flow model used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow model; (iv) evaluating the reasonableness of the significant assumptions used by management related to financial projections, terminal growth rate and the discount rate. Evaluating management’s assumptions related to future cash flow projections involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Mobileye reporting unit, (ii) the consistency with external market and industry data, (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit, and (iv) assessing the adequacy of disclosures in the consolidated financial statements. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the discounted cash flow model and the reasonableness of the discount rate and terminal growth rate assumptions.

/s/ Kesselman & Kesselman

Certified Public Accountants (Isr.)

A member firm of PricewaterhouseCoopers International Limited

Tel Aviv, Israel

February 12, 2026

We have served as the Company’s auditor since 2022.

MOBILEYE GLOBAL INC.

CONSOLIDATED BALANCE SHEETS

	December 27,	December 28,
U.S. dollars in millions, except share and per share data	2025	2024
Assets
Current assets
Cash and cash equivalents	$1,836	$1,426
Trade accounts receivable, net	131	212
Inventories	327	415
Other current assets	184	121
Total current assets	$2,478	$2,174
Non-current assets
Property and equipment, net	473	458
Intangible assets, net	1,166	1,609
Goodwill	8,200	8,200
Other long-term assets	175	138
Total non-current assets	10,014	10,405
TOTAL ASSETS	$12,492	$12,579
Liabilities and Equity
Current liabilities
Accounts payable and accrued expenses	$228	$190
Employee related accrued expenses	141	105
Related party payable	4	4
Other current liabilities	33	34
Total current liabilities	406	333
Non-current liabilities
Long-term employee benefits	78	62
Deferred tax liabilities	60	47
Other long-term liabilities	67	50
Total non-current liabilities	205	159
Contingencies (see Note 14)
TOTAL LIABILITIES	$611	$492
Equity
Class A common stock: $0.01 par value; 4,000,000,000 shares authorized; shares issued and outstanding: 216,980,847 as of December 27, 2025 and 100,226,477 as of December 28, 2024	2	1
Class B common stock: $0.01 par value; 1,500,000,000 shares authorized; shares issued and outstanding: 597,768,015 as of December 27, 2025 and 711,500,000 as of December 28, 2024	6	7
Additional paid-in capital	15,308	15,137
Accumulated other comprehensive income (loss), net of tax	17	2
Retained earnings (accumulated deficit)	(3,452)	(3,060)
TOTAL EQUITY	11,881	12,087
TOTAL LIABILITIES AND EQUITY	$12,492	$12,579

The accompanying notes are an integral part of these consolidated financial statements.

MOBILEYE GLOBAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year ended
	December 27,	December 28,	December 30,
U.S. dollars in millions, except share and per share data	2025	2024	2023
Revenue	$1,894	$1,654	$2,079
Cost of revenue	990	913	1,032
Gross profit	904	741	1,047
Research and development, net	1,151	1,083	889
Sales and marketing	113	118	118
General and administrative	80	70	73
Goodwill impairment	—	2,695	—
Total operating expenses	1,344	3,966	1,080
Operating income (loss)	(440)	(3,225)	(33)
Financial income (expense), net	63	62	49
Income (loss) before income taxes	(377)	(3,163)	16
Benefit (provision) for income taxes	(15)	73	(43)
Net income (loss)	$(392)	$(3,090)	$(27)
Earnings (loss) per share attributed to Class A and Class B stockholders:
Basic and diluted	$(0.48)	$(3.82)	$(0.03)
Weighted-average number of shares used in computation of earnings (loss) per share attributed to Class A and Class B stockholders (in millions):
Basic and diluted	813	809	805
Net income (loss)	(392)	(3,090)	(27)
Other comprehensive income (loss), net of tax	15	2	9
TOTAL COMPREHENSIVE INCOME (LOSS)	$(377)	$(3,088)	$(18)

The accompanying notes are an integral part of these consolidated financial statements.

MOBILEYE GLOBAL INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock			Accumulated Other	Retained	Total
	Number of		Additional	Comprehensive	Earnings	Shareholders’
U.S. dollars except number of shares, in millions	shares	Amount	paid-in capital	Income (Loss)	(Accumulated Deficit)	Equity
Balance as of December 31, 2022	802	$9	$14,737	$(9)	$57	$14,794
Net income (loss)	—	—	—	—	(27)	(27)
Other comprehensive income (loss), net	—	—	—	9	—	9
Tax sharing agreement with Parent	—	—	(3)	—	—	(3)
Share-based compensation expense	—	—	252	—	—	252
Recharge to Parent for Share-based compensation	—	—	(100)	—	—	(100)
Issuance of common stock under employee share-based compensation plans	4	—	—	—	—	—
Secondary offering	—	*	—	—	—	*
Balance as of December 30, 2023	806	8	14,886	—	30	14,924
Net income (loss)	—	—	—	—	(3,090)	(3,090)
Other comprehensive income (loss), net	—	—	—	2	—	2
Tax sharing agreement with Parent	—	—	34	—	—	34
Share-based compensation expense	—	—	279	—	—	279
Recharge to Parent for Share-based compensation	—	—	(62)	—	—	(62)
Issuance of common stock under employee share-based compensation plans	6	—	—	—	—	—
Balance as of December 28, 2024	812	8	15,137	2	(3,060)	12,087
Net income (loss)	—	—	—	—	(392)	(392)
Other comprehensive income (loss), net	—	—	—	15	—	15
Tax sharing agreement with Parent	—	—	3	—	—	3
Share-based compensation expense	—	—	277	—	—	277
Recharge to Parent for Share-based compensation	—	—	(9)	—	—	(9)
Issuance of common stock under employee share-based compensation plans	9	—	—	—	—	—
Repurchase of common stock from Parent	(6)	—	(100)	—	—	(100)
Balance as of December 27, 2025	815	$8	$15,308	$17	$(3,452)	$11,881

*  Rounding of Class A and Class B share amounts due to Secondary offering.

The accompanying notes are an integral part of these consolidated financial statements.

MOBILEYE GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	December 27,	December 28,	December 30,
U.S. dollars in millions	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(392)	$(3,090)	$(27)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	74	62	39
Share-based compensation	277	279	252
Amortization of intangible assets	443	444	474
Goodwill impairment	—	2,695	—
Exchange rate differences on cash and cash equivalents	(17)	2	5
Deferred income taxes	(15)	(101)	(14)
Interest with related party, net	—	—	16
(Gains) losses on equity and debt investments, net	(1)	(3)	—
Other	9	—	1
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts receivable	81	124	(88)
Decrease (increase) in other current assets	(16)	15	8
Decrease (increase) in inventories	89	(24)	(278)
Decrease (increase) in other long - term assets	(13)	(11)	(3)
Increase (decrease) in accounts payable, accrued expenses and related party payable	26	(29)	10
Increase (decrease) in employee-related accrued expenses and long-term benefits	52	25	(1)
Increase (decrease) in other current liabilities	(5)	6	(7)
Increase (decrease) in other long-term liabilities	10	6	7
Net cash provided by operating activities	602	400	394
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(79)	(81)	(98)
Purchases of debt and equity investments	(106)	(62)	—
Maturities and sales of debt and equity investments	94	23	—
Net cash used in investing activities	(91)	(120)	(98)
CASH FLOWS FROM FINANCING ACTIVITIES
Share-based compensation recharge	(6)	(66)	(100)
Repurchase of common stock from Parent	(100)	—	—
Net cash used in financing activities	(106)	(66)	(100)
Effect of foreign exchange rate changes on cash and cash equivalents	17	(2)	(5)
Increase in cash, cash equivalents and restricted cash	422	212	191
Balance of cash, cash equivalents and restricted cash, at beginning of year	1,438	1,226	1,035
Balance of cash, cash equivalents and restricted cash, at end of year	$1,860	$1,438	$1,226
Supplementary non-cash investing and financing activities:
Non-cash purchase of property and equipment	$21	$9	$17
Tax sharing agreement with Parent	$(3)	$(34)	$3
Conversion of Class B common stock to Class A common stock	$1	$—	$—
Supplemental cash flow information:
Interest received from related party	$—	$—	$16

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

Intel directly or indirectly holds all of the Class B common stock of Mobileye as well as 50,000,000 shares of Class A common stock, which as of December 27, 2025, together represent approximately 79.5% of our outstanding common stock and 97.3% of the voting power of our common stock. Mobileye’s Class A common stock has been traded on the Nasdaq Global Select Market since October 26, 2022 under the ticker symbol “MBLY”.

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

Upon completion of the Secondary Offering, Share Repurchase, Option and Conversion and as of December 27, 2025, Intel continues to directly or indirectly hold all of the Class B common stock of Mobileye as well as 50,000,000 shares of Class A common stock, which together represent approximately 79.5% of our outstanding common stock and 97.3% of the voting power of our common stock.

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Operations in Israel

On October 7, 2023, Hamas launched a series of attacks on civilian and military targets in Southern Israel and Central Israel, to which the Israel Defense Forces responded. In addition, both Hezbollah and the Houthi movement attacked military and civilian targets in Israel, to which Israel responded, including through increased air and ground operations in Lebanon. In addition, the Houthi movement attacked international shipping lanes in the Red Sea, to which both Israel and the United States responded. Further, on April 13, 2024 and October 1, 2024, Iran launched a series of drone and missile strikes against Israel, to which Israel responded. Most recently, on June 13, 2025 Israel launched a preemptive attack on Iran to which Iran responded with ballistic missile and drone attacks. On June 23, 2025, Israel and Iran agreed to a ceasefire, although there is no assurance that the ceasefire will continue. On October 9, 2025, Israel, Hamas, the United States and other countries in the region agreed to a framework for a ceasefire in Gaza between Israel and Hamas. How long and how severe the current conflicts in Gaza, Northern Israel, Lebanon, Iran or the broader region last and become is unknown at this time and any continued clash among Israel, Hamas, Hezbollah, Iran or other countries or militant groups in the region may escalate in the future into a greater regional conflict. To date, our operations have not been materially affected, although as of February 3, 2026 approximately 3.3% of our employees have been called to reserve duty in the Israel Defense Forces. However, any hostilities involving Israel, regional geopolitical instability or the interruption or curtailment of trade or diplomatic relations between Israel and its trading partners as a result thereof could adversely affect our business, results of operations, and financial condition.

Other events during the current reporting period

On December 8, 2025, the Company implemented a workforce reduction affecting approximately 200 employees, primarily in Israel. The related costs were in the amount of approximately $7 million, which was recorded as an expense in the year ended December 27, 2025.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company operates on a 52-week or 53-week fiscal year that ends on the last Saturday in December. Fiscal years 2025, 2024 and 2023 were 52-week fiscal years.

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

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accordingly, transactions in currencies other than the U.S. dollar are measured and recorded in the functional currency using the exchange rate in effect at the date of the transaction. Monetary assets and liabilities that are denominated in currencies other than the U.S. dollar are measured using the official exchange rate at the balance sheet date. Non-monetary assets and liabilities are remeasured into the functional currency using the historical exchange rate. The effects of foreign currency remeasurements are recorded in the consolidated statements of operations and comprehensive income (loss) as financial income (expense), net.

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

Equity Investments

Equity investments consist of investments in marketable and non-marketable equity securities. Investments in marketable equity securities are measured and recorded at fair value with changes in fair value, whether realized or unrealized, recorded in the statement of operations and comprehensive income (loss). Equity investments are classified within other current assets. Investments in non-marketable equity securities without a readily determinable fair value, are measured using the measurement alternative under ASC Topic 321, Investments - Equity Securities. This measurement alternative allows us to measure the equity investment at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

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

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the cash, cash equivalents and restricted cash for each period presented:

	As of
	December 27,	December 28,
U.S. dollars in millions	2025	2024
Cash	$35	$56
Short term deposits	785	419
Money market funds	1,016	951
Restricted cash (within other current and other long-term assets)	24	12
Cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows	$1,860	$1,438

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

The carrying amounts of short term deposits classified as cash equivalents, trade accounts receivable and accounts payable approximates their fair value due to the short maturity of these items.

The Company’s investment in money market funds is measured at fair value within Level 1 of the fair value hierarchy because they consist of financial assets for which quoted prices are available in an active market. Interest income related to money market funds for the years ended December 27, 2025, December 28, 2024 and December 30, 2023 amounted to $41 million, $47 million and $46 million, respectively.

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

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The estimated useful lives per asset type are as follows:

Years
Computers, electronic equipment and software	3 - 7 (Mainly 4)
Vehicles	7
Office furniture and equipment	14
Buildings	15 - 25 (Mainly 25)

Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining lease term or estimated useful life of the improvements.

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

In the year ended December 27, 2025, no goodwill impairment loss was recognized. In the year ended December 28, 2024, a non-cash goodwill impairment loss of $2,695 million, was recognized for the Mobileye reporting unit, for further detail see Note 10 Goodwill.

Intangible assets, net

The Company amortizes acquisition-related intangible assets that are subject to amortization over their estimated useful life.

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For software embedded in products, the Company follows the provisions of ASC 985, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, which requires that software development costs incurred in conjunction with development be charged to research and development expenses until technological feasibility is established. The technological feasibility is established upon completion of a working model. The costs incurred by the Company between technological feasibility and general release to the public have been insignificant. Accordingly, all research and development costs have been expensed as incurred. For development of Cloud-Enhanced ADAS™ systems, the Company applies ASC 350 - 40, Internal - use software, under which costs will be capitalized only when both the preliminary project stage is completed and it is probable that the software being developed is completed and used to perform the function intended.

The Company enters into best-efforts non - refundable, non-recurring engineering (“NRE”) arrangements pursuant to which the Company is reimbursed for a portion of the research and development expenses attributable to specific development programs. The Company does not receive any additional compensation or royalties upon completion of such projects and the potential customer does not commit to purchase the resulting product in the future. The participation reimbursement received by the Company does not depend on whether there are future benefits from the project. All intellectual property generated from these arrangements is exclusively owned by the Company.

Participation in expenses for research and development projects are recognized on the basis of the costs incurred and are netted against research and development expenses in the consolidated statements of operations and comprehensive income (loss). Research and development reimbursements of $94 million, $91 million, and $89 million were offset against research and development costs in the years ended December 27, 2025, December 28, 2024, and December 30, 2023, respectively.

Derivatives and hedging

During the fourth quarter of 2024 the Company initiated a foreign currency cash flow hedging program, designed to hedge the Company’s foreign exchange rate risk, resulting from ILS payroll expenses. The Company hedges portions of its forecasted payroll payments denominated in ILS for a period of up to 12 months, using forward contracts that are designated as cash flow hedges, as defined by ASC 815. These derivative instruments are measured at fair value within Level 2 of the fair value hierarchy. Derivative instruments are recorded as other current assets or other current liabilities, according to the timing of settlement. For these derivative instruments, designated as a cash flow hedge, gains and losses are reported as a component of other comprehensive income (loss) and reclassified into earnings in the same line item associated with the hedged transaction and in the same period or periods during which the hedged transaction affects the statement of operations and comprehensive income (loss). As of December 27, 2025, the Company expects to reclassify all of its unrealized gains and losses from accumulated other comprehensive income (loss) to earnings during the next twelve months. The cash flows associated with these derivatives are classified in the consolidated statements of cash flows consistently with the classification of the underlying hedged transaction, within cash flows from operating activities.

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The notional amount and fair value of outstanding derivatives at the end of each period were:

	As of
	December 27,	December 28,
U.S. dollars in millions	2025	2024
Notional amount of derivatives contracts	$303	$214
Fair value of derivative assets	$18	$2

The change in accumulated other comprehensive income (loss) relating to gains (losses) on derivatives used for hedging was as follows:

	Year ended
	December 27,	December 28,	December 30,
U.S. dollars in millions	2025	2024	2023
Other comprehensive income (loss) before reclassifications	$39	$2	$—
Amounts reclassified out of accumulated other comprehensive (income) loss *	(23)	—	10
Tax effects	(1)	—	(1)
Other comprehensive income (loss), net of tax	$15	$2	$9

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

Sales of the Company’s products regularly include warranties which provides the customer with assurance that the products delivered will perform in accordance with agreed-upon specifications. These standard warranties are assurance - type warranties and do not offer any services in addition to the assurance that the product will continue working as specified. Therefore, the warranties are not considered separate performance obligations.

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

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising expenses

Advertising expenses are charged to sales and marketing on the consolidated statements of operations and comprehensive income (loss) as incurred. Advertising expenses for the years ended December 27, 2025, December 28, 2024, and December 30, 2023 amounted to $3 million, $3 million and $4 million, respectively.

Share-based compensation

In June 2025, the stockholders of the Company approved the Amended and Restated Mobileye Global Inc. 2022 Equity Incentive Plan (the “2022 Plan”), which allows the compensation committee of the Company to make equity-based incentive awards to our employees, consultants and outside directors. Equity awards granted to employees are accounted for using the estimated grant date fair value. The Company values RSUs based on the market value of the underlying share of Mobileye common stock (as applicable) at the date of grant. The Company recognizes share-based compensation expense for the value of its awards, which have graded vesting based on service conditions, using the straight-line method over the requisite service period of each of the awards, net of estimated forfeitures.

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

During the years ended December 30, 2023, December 28, 2024 and through the Secondary Offering in July 2025, certain components of the Company’s business operations were included in the Parent’s consolidated U.S. domestic income tax return while the Company continued to file various foreign income tax returns separately from the Parent. Following the Secondary Offering, which resulted in the Tax Deconsolidation (see also Note 1 General), the Company is no longer included in the Parent’s U.S. domestic consolidated federal and applicable state income tax returns and will be filing its own U.S. corporate income tax returns for periods beginning July 12, 2025 onwards. Prior to the Tax Deconsolidation event, the income tax provision included in the Company’s consolidated financial statements was calculated using the separate return method, as if the Company had filed its own U.S. corporate income tax returns. The Tax Deconsolidation event did not have a material impact on the Company’s income tax provision for the year ended December 27, 2025.

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had previously entered into a Tax Sharing Agreement with its Parent (which was amended and restated on August 14, 2024) (the Tax Sharing Agreement, as amended, the “TSA”), to establish the amount of cash payable for the Company’s share of the tax liability owed on consolidated tax return filings with its Parent. For periods prior to the Tax Deconsolidation, any differences between taxes currently payable to the Company’s Parent under the TSA and the current tax provision computed on a separate return basis, were reflected as adjustments to additional paid-in capital in the consolidated statement of changes in equity and financing activities within the consolidated statement of cash flows. As a result of the Tax Deconsolidation, starting July 12, 2025 the computation of cash payable between the Company and Intel, under the TSA, is no longer applicable with respect to U.S. federal and applicable state income taxes. Accordingly, starting July 12, 2025, Mobileye calculates and reports its U.S. federal and applicable state income tax liabilities as a standalone taxpayer and will no longer allocate or share tax attributes, liabilities or benefits with its Parent as previously required under the TSA. For periods prior to the Tax Deconsolidation, Mobileye and its Parent will continue to account for any outstanding tax sharing obligations in accordance with the terms of the TSA. For additional information regarding the Tax Sharing Agreement, see Note 9 Related Party Transactions.

For further details regarding income tax, see Note 8 Income Taxes.

Provision for warranties

The Company provides warranties for its products, which vary with respect to each contract and in accordance with the nature of each specific product. The warranty terms vary from one to three years. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time revenue is recognized. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Provision for warranties is included in other current liabilities on the consolidated balance sheets. Provision for warranties as of December 27, 2025 and December 28, 2024, as well as warranty expenses for the each of the years presented were not material.

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

Management believes that there are no current matters that would have a material effect on the Company’s consolidated balance sheets, statement of operations and comprehensive income (loss) or cash flows. Legal fees are expensed as incurred.

Leases

The Company accounts for leases in accordance with ASC 842, Leases, which requires lessees to recognize leases on the consolidated balance sheets and disclose key information about leasing arrangements.

Leases primarily consist of real estate property and vehicles and are classified as operating leases with fixed payment terms. Certain operating leases provide for annual increases to lease payments based on an index or a rate. The Company determines if an arrangement is a lease, or contains a lease, at inception and records the leases upon lease commencement, which is the date when the underlying asset is made available for use by the lessor. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are included in other long-term assets, other current liabilities, and other long-term liabilities on the consolidated balance sheets. Lease expenses for the operating leases are recognized on a straight-line basis over the lease term and are included in operating expenses in the consolidated statements of operations and comprehensive income (loss). Options to extend or terminate the lease are taken into account when it is reasonably certain at the commencement date that such options will be exercised by the Company.

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Undistributed earnings (loss) are allocated proportionally to Class A and Class B stockholders as both classes are entitled to share equally, on a per share basis, in dividends and other distributions. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, while giving effect to all potentially dilutive common shares to the extent they are dilutive. Potentially dilutive common shares result from the assumed vesting of RSUs under the 2022 Plan, using the “treasury stock” method. RSUs are not included in the computation of diluted earnings (loss) per share if the effect of their inclusion would have been anti-dilutive. See Note 7 Earnings (Loss) Per Share as well as Note 6 Equity, for further discussion on awards.

Share repurchases

We have elected to retire shares repurchased to date. The retired shares are equivalent to authorized, unissued shares and are no longer considered to be outstanding or held in treasury. The excess purchase price of the shares over the par value is recorded as a reduction to additional paid - in - capital or to retained earnings if the balance in additional paid - in capital is not sufficient.

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, which include short-term deposits, money market funds, U.S. government bonds, derivative financial instruments, and also trade accounts receivable.

The majority of the Company’s cash and cash equivalents are invested in banks domiciled in the U.S. and Europe, as well as in Israel. Generally, these cash equivalents may be redeemed upon demand. Short - term bank deposits are held in the aforementioned banks. The money market funds consist of institutional investors money market funds and are readily redeemable to cash, and the U.S. government bonds are also highly liquid. Derivative financial instruments are forward contracts entered into with major banks in Israel to hedge the Company’s foreign exchange rate risk. Accordingly, management believes that these bank deposits, money market funds, U.S. government bonds and derivative financial instruments have minimal credit risk.

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

The Company performs ongoing credit evaluations of its customers and has not experienced any material losses in the periods presented. The Company recognizes an allowance for credit losses for any potential uncollectible amounts. The allowance is based on various factors, including historical experience, the age of the accounts receivable balances, credit quality of the customers, and other reasonable and supportable information. This allowance consists of an amount based on overall estimated exposure for the receivable portfolio and amounts identified for specific customers. Expected credit losses are recorded as general and administrative expenses in the Company’s consolidated statement of operations and comprehensive income (loss). As of December 27, 2025 and December 28, 2024, the credit loss allowance for trade accounts receivable was not material. For each of the years presented, the charge-offs and recoveries in relation to the credit losses were not material.

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

New Accounting pronouncements

Accounting pronouncements adopted in the period

In December 2023, the FASB issued ASU 2023-09 Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. For public business entities, the ASU is effective for annual periods beginning after December 15, 2024. The Company implemented the new income tax disclosures retrospectively. The implementation of ASU 2023-09 affected disclosures only and had no impact on the Company’s financial condition or results of operations (See Note 8 Income Taxes).

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Pronouncements effective in future periods

In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expense (“ASU 2024-03”) and ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 and ASU 2025-01 improves the disclosures about a public business entity’s expenses and provides more detailed information about the types of expenses in commonly presented expense captions. The amendments require that at each interim and annual reporting period an entity will, inter alia, disclose amounts of purchases of inventory, employee compensation, depreciation and amortization included in each relevant expense caption (such as cost of revenue, general and administrative, and research and development). ASU 2024-03 and ASU 2025-01 are both effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the potential impact of ASU 2024-03 and ASU 2025-01 on its consolidated financial statement disclosures.

In July 2025, the FASB issued Accounting Standards Update 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. ASU 2025-05 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2025, the FASB issued Accounting Standards Update 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 provides targeted improvements to the accounting for internal-use software costs by replacing the existing project-stage model with a principles-based approach to determine when capitalization of costs should begin. ASU 2025-06 is effective for all entities for annual reporting periods beginning after December 15, 2027 on a prospective basis, with early adoption permitted. The Company is currently evaluating the potential impact that ASU 2025-06 will have on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. The guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years.

NOTE 3 - OTHER FINANCIAL STATEMENT DETAILS

Inventories

	As of
	December 27,	December 28,
U.S. dollars in millions	2025	2024
Raw materials	$21	$35
Work in process	—	1
Finished goods	306	379
Total inventories	$327	$415

Inventory write-downs and write-offs totaled $2 million, $3 million and $2 million for the years ended December 27, 2025, December 28, 2024, and December 30, 2023, respectively.

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment, net

	As of
	December 27,	December 28,
U.S. dollars in millions	2025	2024
Computers, electronic equipment and software	$245	$197
Vehicles	10	14
Office furniture and equipment	11	10
Buildings	322	321
Leasehold improvements	56	44
Total property and equipment, gross	$644	$586
Less: accumulated depreciation	(171)	(128)
Total property and equipment, net	$473	$458

Depreciation expenses totaled $74 million, $62 million, and $39 million for the years ended December 27, 2025, December 28, 2024, and December 30, 2023, respectively. During 2025 and 2024, the Company derecognized the cost and accumulated depreciation of fully depreciated assets in the amount of $32 million and $30 million, respectively.

Substantially all of the Company’s property and equipment were located in Israel as of December 27, 2025 and December 28, 2024.

Royalty bearing agreements

The Company has entered into a number of license and technology transfer agreements with third parties. The agreements allow the Company to utilize and leverage the third parties’ technology in order to integrate it into the Company’s products. In consideration thereof, the Company is obligated to pay royalties to each of the third parties, for each unit of the applicable integrated product sold to other parties. As a result, during the years ended December 27, 2025, December 28, 2024, and December 30, 2023, the Company recorded expenses of approximately $5 million, $7 million, and $9 million, respectively. These expenses were classified as a component of cost of revenue.

NOTE 4 - EMPLOYEE BENEFITS

In Israel

Severance

Israeli labor laws generally require severance payments upon dismissal of an employee or upon termination of employment in certain other circumstances. The following plans relate to the Company’s employees in Israel.

Severance pay liability with respect to Israeli employees is calculated pursuant to Israeli Severance Pay Law based on the most recent salary of the employees, multiplied by the number of years of employment as of the period-end date. The Company records an expense for the increase in its severance liability, net of income (losses) from the related severance pay funds. The liabilities are presented on an undiscounted basis and included on the consolidated balance sheets as a long-term employee benefit. Severance pay liabilities as of December 27, 2025 and December 28, 2024 were $78 million and $62 million, respectively.

The Company’s liability for all of its Israeli employees is covered by monthly deposits with severance pay funds. The value of the deposited funds is based on the cash surrender value of these policies and includes gains (or losses) accumulated through the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligations pursuant to Israeli Severance Pay Law or labor agreements. Severance pay funds, which are included in other long-term assets, were $69 million and $52 million as of December 27, 2025 and December 28, 2024, respectively.

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

NOTE 5 - LEASES

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

Lease expenses for operating lease payments are recognized on a straight-line basis over the lease term. Certain operating leases provide for annual increases to lease payments based on an index. The Company calculates the present value of future lease payments based on the index or rate at the lease commencement date. Differences in lease payments resulting from changes in an index or rate are recognized are expensed as incurred and are not material for all periods presented. The lease agreements generally do not contain any residual value guarantees or restrictive covenants.

Operating lease expense for the years ended December 27, 2025, December 28, 2024, and December 30, 2023 were $18 million, $16 million, and $19 million, respectively. The Company does not have any finance leases.

The balances for the operating leases, which are presented on the consolidated balance sheets in other long-term assets, other current liabilities and long-term liabilities, were as follows:

	As of
	December 27,	December 28,
U.S. dollars in millions	2025	2024
Operating lease right-of-use assets	$50	$47
Operating lease liabilities:
Current portion of lease liabilities	18	13
Long-term lease liabilities	44	37
Total operating lease liabilities	$62	$50

As of December 27, 2025 and December 28, 2024, the weighted average remaining lease term was 4.06 and 4.31 years, respectively, and the weighted average discount rate was 5.01% and 4.94%, respectively.

Supplemental information related to operating leases was as follows:

	Year ended
	December 27,	December 28,	December 30,
U.S. dollars in millions	2025	2024	2023
Operating cash outflows from operating leases	$18	$16	$16
Right-of-use assets recognized in exchange for lease obligations	$19	$13	$8

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of operating lease liabilities were as follows:

December 27,
U.S. Dollars in millions	2025
2026	$20
2027	17
2028	14
2029	9
2030 and thereafter	8
Total operating lease payments	68
Imputed interest	(6)
Present value of lease liabilities	$62

During 2017, the Company obtained the right to use land in Jerusalem from the Israeli government for the construction of a new research and development and innovation center that now hosts the Company’s headquarters (the new Jerusalem Campus). This land lease was fully prepaid and no lease liability was recorded. This operating lease right of use asset is carried at cost and amortized using the straight-line method. This operating lease right of use asset, net of amortization, was $11 million and $11 million as of December 27, 2025 and December 28, 2024, respectively, and is included in other long-term assets on the consolidated balance sheets.

NOTE 6 - EQUITY

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

On July 11, 2025, we completed the Secondary Offering pursuant to which 57,500,000 shares of Class B common stock held by Intel were converted into an equal number of shares of Class A common stock. In connection with and conditional upon the closing of the Secondary Offering, the Company purchased from Intel 6,231,985 shares of Class A common stock (which shares were received upon the conversion of 6,231,985 shares of Class B common stock into Class A common stock). In addition to and conditional upon the closing of the Secondary Offering, Intel voluntarily converted pursuant to the Company’s Amended and Restated Certificate of Incorporation an additional 50,000,000 shares of Class B common stock to Class A common stock. For further detail, refer to Note 1 General.

Intel continues to directly, or indirectly, hold all of the Class B common stock of Mobileye as well as 50,000,000 shares of Class A common stock, which together represents approximately 79.5% of our outstanding common stock and 97.3% of the voting power of our common stock as of December 27, 2025.

2.Share-based compensation plans

Mobileye Plan

In June 2025, the stockholders of the Company approved the Amended and Restated Mobileye Global Inc. 2022 Equity Incentive Plan. Equity awards under the 2022 Plan are granted for Class A shares and vest upon the satisfaction of a service-based vesting condition, mostly over a service period of three years. The RSUs granted during 2025, 2024 and 2023 also include 0.9 million, 0.5 million and 0.4 million RSUs granted to the Company’s Chief Executive Officer, with a total value of $15 million, $14 million and $14 million, respectively, which will vest over a service period of up to five years.

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

With respect to Israeli employees, the 2022 Plan is designed to grant awards pursuant to the provision of Section 102 of the Israeli Income Tax Ordinance. In accordance with the capital gains treatment elected by the Company, the Company is not allowed to deduct the amounts credited to employees for tax purposes. This includes amounts recorded as salary benefits in the Company’s consolidated financial statements, in respect of equity granted to employees under the 2022 Plan, with the exception of the benefit component, if any, on the grant date.

Restricted Stock Units

The RSUs activity for the years ended December 27, 2025, December 28, 2024 and December 30, 2023 for RSUs granted to Company’s employees under the 2022 Plan was as follows:

		Weighted average grant
	Number of RSUs	date fair value per share
	In thousands	U.S. dollars
Outstanding as of December 31, 2022	12,564	$21
Granted	6,782	40
Vested	(4,240)	21
Forfeited	(328)	26
Outstanding as of December 30, 2023	14,778	30
Granted	13,542	25
Vested	(5,574)	29
Forfeited	(1,293)	30
Outstanding as of December 28, 2024	21,453	27
Granted	22,985	16
Vested	(9,254)	27
Forfeited	(2,331)	23
Outstanding as of December 27, 2025	32,853	$20

As of December 27, 2025, the unrecognized compensation cost related to all unvested RSUs granted under the Company’s 2022 Plan, was $441 million, which is expected to be recognized as an expense over a weighted-average period of 2.14 years.

Intel Plan

Prior to the Mobileye IPO, since 2017, employees of the Company had been incentivized and rewarded through the grant of Intel equity awards under Intel’s Equity Incentive Plan which contains only a service condition. The equity awards granted generally vest over the course of three years from the grant date. The activity of the Company’s employees for Intel’s options and RSUs was immaterial as of December 28, 2024 and December 27, 2025.

Share-based compensation expense summary (for both Mobileye and Intel Plans)

Expenses recognized

Share-based compensation expenses included in the consolidated statements of operations and comprehensive income (loss) were as follows:

	Year ended
	December 27,	December 28,	December 30,
U.S. dollars in millions	2025	2024	2023
Cost of revenue	$2	$2	$2
Research and development, net	239	244	212
Sales and marketing	6	6	7
General and administrative	30	27	31
Total share-based compensation	$277	$279	$252

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - EARNINGS (LOSS) PER SHARE

As of December 27, 2025, we have 597,768,015 Class B shares, all held by Intel, and 216,980,847 Class A shares out of which 50,000,000 shares are held by Intel, both of which are utilized for the calculation of basic and diluted EPS. The outstanding Class A shares also include shares issued upon vesting of outstanding RSUs, see Note 6 Equity.

For the years ended December 27, 2025, December 28, 2024 and December 30, 2023, the computation of diluted earnings (loss) per share attributable to common stockholders does not include 27.5 million, 18.1 million and 5.9 million potential common shares, respectively, related to restricted stock units granted under the 2022 Plan to the Company’s employees, as the effect of their inclusion would have been anti-dilutive.

The following table summarizes the calculation of basic and diluted earnings (loss) per share for the periods presented:

	Year ended
	December 27,	December 28,	December 30,
In millions, except per share amounts	2025	2024	2023
Numerator:
Net income (loss)	$(392)	$(3,090)	$(27)
Denominator:
Weighted average common shares - basic and diluted	813	809	805
Earnings (loss) per share:
Basic and diluted	$(0.48)	$(3.82)	$(0.03)

NOTE 8 - INCOME TAXES

Income (Loss) before income taxes included in the consolidated statements of operations and comprehensive income (loss)

Income (loss) before income taxes for the years ended December 27, 2025, December 28, 2024, and December 30, 2023 was comprised of the following:

	Year ended
	December 27,	December 28,	December 30,
U.S. dollars in millions	2025	2024	2023
Income (loss) before taxes:
U.S	$(11)	$(11)	$(13)
Non-U.S	(366)	(3,152)	29
Total income (loss) before income taxes	$(377)	$(3,163)	$16

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Benefit (provision) for income taxes included in the consolidated statements of operations and comprehensive income (loss)

Benefit (provision) for income taxes for the years ended December 27, 2025, December 28, 2024, and December 30, 2023 was comprised of the following:

	Year ended
	December 27,	December 28,	December 30,
U.S. dollars in millions	2025	2024	2023
Current income taxes:
State	$—	$—	$—
Federal	—	—	—
Foreign	(30)	(28)	(58)
Total current benefit (provision) for income taxes	(30)	(28)	(58)
Deferred income taxes:
State	—	1	—
Federal	(28)	53	(28)
Foreign	43	47	43
Total deferred benefit (provision) for income taxes	15	101	15
Total benefit (provision) for income taxes	$(15)	$73	$(43)

Effective income tax rate reconciliation

The difference between the tax provision at the statutory federal income tax rate and the benefit (provision) for income taxes in dollars and as a percentage of income (loss) before income taxes (effective tax rate) for each year is as follows. The disclosure reflects the implementation of ASU 2023-09 retrospectively.

	Year ended
	December 27,		December 28,		December 30,
	2025		2024		2023
	$	%	$	%	$	%
Income (loss) before income taxes	$(377)	—	$(3,163)	—	$16	—

U.S. Federal Statutory Tax Rate	79	21.0%	664	21.0%	(3)	21.0%
Foreign Tax Effects
Israel
Foreign Rate Differential	7	1.9%	63	2.0%	(1)	2.7%
Technology Incentives	(58)	(15.4)%	(96)	(3.0)%	18	(107.2)%
Changes in Valuation Allowances	(7)	(1.9)%	(6)	(0.3)%	(16)	98.2%
Goodwill impairment	—	—%	(596)	(18.8)%	—	—%
Other	2	0.6%	1	—%	(2)	14.9%
Other Foreign Jurisdictions	—	—%	(1)	—%	1	(3.5)%
Effect of Cross-Border Tax Laws
U.S. Branch Taxation of Foreign Operations	(87)	(23.1)%	474	15.0%	(1)	9.2%
GILTI	(1)	(0.3)%	—	—%	(1)	3.0%
Changes in valuation allowances	59	15.7%	(422)	(13.3)%	(30)	179.7%
Non-taxable or Non-deductible items	(1)	(0.3)%	(2)	(0.1)%	(1)	8.2%
Changes in Unrecognized Tax Benefits	(7)	(1.9)%	(6)	(0.2)%	(7)	42.1%
Other Adjustments	(1)	(0.3)%	—	—%	—	0.3%

Benefit (provision) for income taxes and effective tax rate	$(15)	(4.0)%	$73	2.3%	$(43)	268.6%

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income taxes paid, net of refunds received (Cash Taxes), for the years ended December 27, 2025, December 28, 2024, and December 30, 2023 were as follows:

	Year ended
	December 27,	December 28,	December 30,
U.S. dollars in millions	2025	2024	2023
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Israel	10	19	61
Other Foreign Jurisdictions	1	2	3
Total Cash Taxes	$11	$21	$64

In the fiscal years ended 2025, 2024 and 2023, certain Israeli operations are taxable in the U.S. as branch activities due to restructuring activities prior to the Mobileye IPO. As a result, these operations are taxed both in the U.S. and locally in Israel. For U.S. tax purposes, due to cumulative losses, deferred tax assets have not been benefited as a result of the valuation allowance which results in a residual tax provision associated with a deferred tax liability recorded for goodwill. Such deferred tax liability was reduced in 2024 due to the goodwill impairment recorded for the Mobileye reporting unit, resulting in a tax benefit recorded in 2024.

The decrease in the effective tax rate for the year ended December 27, 2025, as compared to the year ended December 28, 2024, is mainly due to the deferred tax effects of goodwill impairment to the Mobileye reporting unit recorded in 2024.

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

Due to the fact that certain Israeli operations were taxable in the U.S. as branch activities, the Company recognized in the years ended December 27, 2025 and December 28, 2024 the tax effects of temporary differences between the carrying amount of assets and

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

liabilities for financial reporting purposes and the amounts used for U.S. income tax purposes which resulted in a net deferred tax liability after evaluation of deferred tax assets for realizability.

Significant components of the Company’s deferred tax assets and deferred tax liabilities were as follows:

	December 27,	December 28,
U.S. dollars in millions	2025	2024
Deferred tax assets:
Share-based compensation	$90	$119
Provisions for employee benefits	28	12
Net operating losses carryforward	96	147
Research and development expenses	795	631
Operating lease liabilities	15	11
Intangible assets	229	202
Other	2	11
Gross deferred tax assets	1,255	1,133
Valuation allowance	(955)	(1,007)
Total deferred tax assets	300	126
Deferred tax liabilities:
Intangible assets	(71)	(99)
Unrealized gains on derivatives	(5)	(1)
Goodwill	(232)	(63)
Right of use assets	(12)	(10)
Other	(12)	—
Total deferred tax liabilities	(332)	(173)
Net deferred tax liabilities	$(32)	$(47)

Changes in valuation allowance for deferred tax assets were as follows:

	Year ended
	December 27,	December 28,	December 30,
U.S. dollars in millions	2025	2024	2023
Valuation allowance at beginning of year	$1,007	$579	$533
Change in valuation allowance	(52)	428	46
Valuation allowance at end of year	$955	$1,007	$579

Realization of deferred tax assets is based on the Company’s judgment and various factors including reversal of deferred tax liabilities, the ability to generate future taxable income in jurisdictions where such assets have arisen, and potential tax planning strategies. A valuation allowance is recorded in order to reduce the deferred tax assets to the amount expected to be realized in the future. The valuation allowance for the years presented are primarily related to U.S. branch deferred tax assets not currently expected to be realized given that the Company has sustained recent losses.

Prior to the Tax Deconsolidation, the income tax benefit (provision) included in these consolidated financial statements had been calculated using the separate return method, as if the Company had filed its own tax returns. Following the Tax Deconsolidation, Mobileye is a standalone taxpayer from a U.S. federal and applicable state income tax perspective for the period starting July 12, 2025. As such, the Company now calculates and report its U.S. federal and applicable state income tax liabilities as a standalone taxpayer. Additionally, the Tax Deconsolidation resulted in an adjustment to the Company’s deferred income tax assets and liabilities, primarily with respect to its net operating losses, reflecting attributes that the Company will not retain as a result of its status as a standalone taxpayer. Most of the net operating losses were utilized by the Company’s Parent on its historic income tax returns. These deferred adjustments are offset with a change in deferred tax asset valuation allowance.

As of December 27, 2025, the Company has U.S. net operating loss carryforwards of $192 million which have an indefinite carry-forward period. $141 million of these U.S. net operating loss carryforwards are subject to separate return limitation year rules as they were generated before the Company joined its Parent’s consolidated income tax return on July 17, 2021. These net operating loss

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

carryforwards have been reflected in these consolidated financial statements and the Company will recognize a benefit for these net operating losses when determined to be realizable. As of December 27, 2025, the Company has removed all the historical separate return method hypothetical net operating loss carryforwards that were generated after joining its Parent’s consolidated income tax filing group. These net operating losses generated by the Company have been fully utilized as part of the Parent consolidated income tax return filings in the periods prior to the Tax Deconsolidation.

The Company has a non-U.S. net operating loss carryforward of $242 million as of December 27, 2025. This net operating loss carryforward amount relates primarily to operations in Israel and has an indefinite carry-forward period.

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

Uncertain tax positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits related to uncertain tax positions was as follows:

	Year ended
	December 27,	December 28,	December 30,
U.S. dollars in millions	2025	2024	2023
Balance at the beginning of the year	$13	$7	$—
Changes in balances related to tax positions taken during current period	7	6	7
Foreign currency adjustments	2	—	—
Balance at the end of the year	$22	$13	$7

If the remaining balance of unrecognized tax benefits were recognized in a future period, it would result in a tax benefit of $22 million as of December 27, 2025. The balance of uncertain tax positions, which also includes accrued penalties and interest, is included in other long-term liabilities on the consolidated balance sheets.

The Company files income tax returns in the U.S., Israel, and in other certain foreign jurisdictions. The Company is no longer subject to U.S. and Israeli tax examinations for year prior to 2021 and 2020, respectively.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company has entered into a series of related party arrangements with Intel. The arrangements were as follows:

Stock Compensation Recharge Agreement

The Company entered into a stock compensation recharge agreement with Intel, which requires the Company to reimburse Intel for certain amounts, net of any related withholding tax, relating to the value of share-based compensation provided to the Company’s employees for RSUs or stock options exercisable in Intel stock. The reimbursement amounts recorded as an adjustment to additional paid-in capital in the consolidated statement of changes in equity were $9 million, $62 million and $100 million for the years ended December 27, 2025, December 28, 2024 and December 30, 2023, respectively.

Lease agreements

Under lease agreements with Intel, the Company leases office space in Intel’s buildings. The costs are included in the consolidated statements of operations and comprehensive income (loss) primarily on a specific and direct attribution basis, as described in Note 2 Significant Accounting Policies. The leasing costs for the years ended December 27, 2025, December 28, 2024 and December 30, 2023 were $2.6 million, $2.8 million and $4.4 million, respectively.

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other services to a related party

The Company reimbursed its Chief Executive Officer for reasonable travel related expenses incurred while conducting business on behalf of the Company as well as paid for certain security related costs. For the years ended December 27, 2025, December 28, 2024, and December 30, 2023, travel-related reimbursements and security-related costs were $2.0 million, $2.0 million and $1.8 million, respectively.

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

The costs incurred under this agreement for the years ended December 27, 2025, December 28, 2024 and December 30, 2023 were $2.2 million, $3.0 million and $3.5 million, respectively.

Technology and Services Agreement

The Technology and Services Agreement provides a framework for the collaboration on technology projects and services between the Company and Intel (“Technology Projects”), and sets out the licenses granted by each party to its respective technology for the conduct of the Technology Projects, provisions relating to the ownership of certain existing technology, the allocation of rights in any new technology created in the course of the Technology Projects, and certain provisions applicable to the development of a certain radar product of the Company. The Technology and Services Agreement does not apply to projects for the development and manufacture of a lidar sensor system for automobiles. Pursuant to the Technology and Services Agreement, the Company and Intel agree to statements of work with additional terms for Technology Projects.

The Technology and Services Agreement automatically renews for one-year renewal periods, unless the agreement is terminated for a party’s material breach, a party’s bankruptcy or insolvency, or advance notice of non-renewal is given. The amount incurred under this agreement for the years ended December 27, 2025, December 28, 2024 and December 30, 2023 were $2.3 million, $4.4 million and $5.0 million, respectively.

Tax Sharing Agreement

The Tax Sharing Agreement establishes the respective rights, responsibilities and obligations of the Company and Intel after the completion of the Mobileye IPO with respect to tax matters, including the amount of cash the Company will pay to Intel for its share of the tax liability owed on the consolidated filings in which the Company or any of the Company’s subsidiaries are included, including audit or other tax proceedings. According to the terms of the Tax Sharing Agreement, the Company and Intel will calculate and agree to estimated amounts owed quarterly but final amounts will also be calculated and paid upon consolidated tax return filings. Amounts payable under the Tax Sharing Agreement will be recorded in the same manner as other contractual obligations entered into by the Company. On August 14, 2024, Mobileye and Intel entered into an Amended and Restated Tax Sharing Agreement, which incorporated certain clarifying amendments into the original Tax Sharing Agreement. As a result of the Tax Deconsolidation, starting July 12, 2025, the computation of cash payable between the Company and Intel, under the Amended and Restated Tax Sharing Agreement, is no longer applicable with respect to U.S. federal and applicable state income taxes. However, other obligations of the parties under the Amended and Restated Tax Sharing Agreement remain in effect. As of December 27, 2025 and December 28, 2024, the related party payable to Intel, pursuant to the Tax Sharing Agreement, were zero and $3 million, respectively.

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intel sublicense

In June 2024, Intel and its affiliates, including Mobileye, were granted a sublicense to certain patents relating to network-on-chip and other technologies (the “Sublicense”). In connection with Mobileye’s use of the Sublicense, Intel and Mobileye agreed that Mobileye would pay to Intel $0.3 million as Mobileye’s allocation of the consideration paid by Intel for the Sublicense. Such amount was paid in 2024.

Share Repurchase

In connection with and conditional upon the closing of the Secondary Offering, on July 11, 2025 the Company purchased from Intel 6,231,985 shares of Class A common stock at a price of $16.04625 per share. The aggregate consideration paid by the Company for the Share Repurchase was $100 million and is subject to a nondeductible excise tax of 1% pursuant to the Inflation Reduction Act of 2022. Upon closing of the Share Repurchase, the Company cancelled and retired the 6,231,985 shares of Class A common stock acquired pursuant to the Share Repurchase. The excess of the repurchase price over par value was charged to additional paid in capital. For further detail refer to Note 1 General.

Acquisition of Mentee Robotics

On February 3, 2026, the Company and Mobileye Vision Technologies Ltd. (a wholly-owned indirect subsidiary of the Company) acquired 100% of the issued and outstanding stock of Mentee Robotics Ltd., a privately held Israeli company focused on humanoid robotics (“Mentee Robotics”, and such transaction, the “Acquisition”), pursuant to a share purchase agreement dated as of January 5, 2026 (the “Share Purchase Agreement”), by and among the Company, Mobileye Vision Technologies Ltd., Mentee Robotics Ltd., the shareholders of Mentee Robotics Ltd., and Shareholder Representative Services LLC, as the exclusive representative of the Mentee Robotics shareholders. Prof. Amnon Shashua, President and CEO of the Company, is the Chairman, Co-Founder and a significant shareholder of Mentee Robotics, and Prof. Shai Shalev-Shwartz, Chief Technology Officer of the Company, is Co-Founder and a significant shareholder of Mentee Robotics. In addition, Prof. Amnon Shashua’s son and son-in-law, are both employees of Mentee Robotics, and received consideration for their vested and unvested options pursuant to the terms of the Share Purchase Agreement. The Acquisition was approved by the Company’s Board of Directors (the “Board”), acting on the recommendation of a strategic transaction committee consisting of four disinterested directors (two of whom are independent). The Audit Committee of the Board also approved the Acquisition pursuant to the Company’s Related Persons Transaction Policy. For further detail, refer to Note 15 Subsequent Events.

NOTE 10 - GOODWILL

The following table presents the carrying amount of goodwill by segment as of December 27, 2025, December 28, 2024.

U.S. dollars in millions	Mobileye	Other	Total
December 30, 2023	$10,784	$111	$10,895
Impairment	(2,695)	—	(2,695)
December 28, 2024	$8,089	$111	$8,200
December 27, 2025	$8,089	$111	$8,200

As of December 27, 2025 and December 28, 2024 there were $2,695 million accumulated goodwill impairment losses.

2024 Goodwill Impairment Test

During the third quarter of 2024, the Company performed an interim quantitative goodwill impairment analysis for the “Mobileye” reporting unit, due to a then-recent decline in the price of the Company’s Class A common stock, and corresponding market capitalization, as well as macroeconomic and industry factors. The quantitative assessment was performed by measuring the reporting unit’s fair value (which substantially constitutes the entire value of the Company) using the income approach, based on the expected present value of estimated future cash flows.

The fair value measurement is categorized as Level 3 within the fair value hierarchy due to the use of unobservable inputs such as financial projections, terminal growth rate, and discount rate. The results of the impairment analysis indicated that the carrying value of

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Mobileye reporting unit was in excess of its fair value. Therefore, the Company recorded a non-cash impairment loss of $2,695 million, under “goodwill impairment” in the Consolidated Statements of Operations and Comprehensive Income (Loss).

During the fourth quarter of 2024, we completed our annual impairment assessment. Based on the assessment, the fair value of the “Mobileye” reporting unit exceeded its book value. We also performed a detailed quantitative analysis for the “Other” reporting unit which showed that no impairment was required. Fair value for the “Other” reporting unit was estimated using the expected present value of future cash flows and is categorized as Level 3 within the fair value hierarchy due to the use of unobservable inputs.

2025 Goodwill Impairment Test

During the fourth quarter of 2025, we completed our annual impairment assessment. For the “Mobileye” reporting unit the assessment was performed using a quantitative test. The quantitative impairment test estimated the fair value of the reporting unit using an income approach.

Fair value was estimated using the expected present value of future cash flows and was categorized as Level 3 within the fair value hierarchy due to the use of unobservable inputs such as financial projections, terminal growth rate, and discount rate.

The results of the impairment analysis indicated that the fair value of the Mobileye reporting unit was in excess of its carrying value. Therefore, no impairment was recorded.

Due to the equity of the Company being above the market capitalization of the Company as of December 27, 2025, a further sustained decline in our share price and market capitalization may require further testing of our Mobileye reporting unit, which may result in an impairment.

For the “Other” reporting unit, our annual goodwill impairment assessment was performed using a qualitative assessment and concluded that the fair value of the “Other” reporting unit substantially exceeds its book value.

NOTE 11 - IDENTIFIED INTANGIBLE ASSETS

	As of
	December 27, 2025			December 28, 2024
	Gross	Accumulated		Gross	Accumulated
U.S. dollars in millions	Assets	Amortization	Net	Assets	Amortization	Net
Developed technology	$3,705	$2,761	$944	$3,705	$2,384	$1,321
Customer relationships & brands	777	555	222	786	498	288
Total	$4,482	$3,316	$1,166	$4,491	$2,882	$1,609

Amortization expenses recorded for developed technology and customer relationships and brands were recorded in cost of revenue and sales and marketing, respectively, in the consolidated statements of operations and comprehensive income (loss) for each year presented.

The following table presents the amortization expenses recorded for these identified intangible assets and their weighted average useful lives:

	Year ended
				Weighted Average
U.S. dollars in millions	December 27, 2025	December 28, 2024	December 30, 2023	Useful Life
Developed technology	$377	$376	$406	10
Customer relationships & brands	66	68	68	12
Total amortization expenses	$443	$444	$474

During the year ended December 27, 2025, the Company derecognized the cost and accumulated depreciation of fully depreciated intangible assets in the amount of $9 million.

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company expects future amortization expenses for the next five years and thereafter to be as follows:

U.S. dollars in millions	2026	2027	2028	2029	2030	Thereafter	Total
Future amortization expenses	$333	$179	$176	$131	$97	$250	$1,166

NOTE 12 - SEGMENT INFORMATION

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

The accounting policies of the individual segments are the same as those described in Note 2 Significant Accounting Policies.

The following are segment results for each year:

	Year ended December 27, 2025
U.S. dollars in millions	Mobileye	Other	Total
Revenues	$1,855	$39	$1,894
Cost of revenues	604	7	—
Research and development, net	883	29	—
Sales and marketing	31	10	—
General and administrative	46	4	—
Segment performance	$291	$(11)	$280
Amortization of intangible assets			(443)
Share-based compensation			(277)
Financial income (expense), net			63
Income (loss) before taxes on income			$(377)

Depreciation of property and equipment	$74	$—	$74

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 28, 2024
U.S. dollars in millions	Mobileye	Other	Total
Revenues	$1,613	$41	$1,654
Cost of revenues	529	6	—
Research and development, net	810	29	—
Sales and marketing	31	13	—
General and administrative	40	3	—
Segment performance	$203	$(10)	$193
Amortization of intangible assets			(444)
Share-based compensation			(279)
Goodwill impairment			(2,695)
Financial income (expense), net			62
Income (loss) before taxes on income			$(3,163)

Depreciation of property and equipment	$62	$—	$62

	Year ended December 30, 2023
U.S. dollars in millions	Mobileye	Other	Total
Revenues	$2,045	$34	$2,079
Cost of revenues	619	5	—
Research and development, net	645	32	—
Sales and marketing	33	10	—
General and administrative	38	4	—
Segment performance	$710	$(17)	$693
Amortization of intangible assets			(474)
Share-based compensation			(252)
Financial income (expense), net			49
Income (loss) before taxes on income			$16

Depreciation of property and equipment	$39	$—	$39

Total revenues based on the country that the product was shipped to were as follows:

	Year ended
	December 27,	December 28,	December 30,
U.S. dollars in millions	2025	2024	2023
China	$428	$424	$640
USA	416	304	437
Germany	297	269	353
South Korea	192	219	164
United Kingdom	117	117	150
Poland	110	82	97
Slovakia	88	21	6
Hungary	85	76	94
Czech Republic	59	55	50
Thailand	30	9	2
Rest of World	72	78	86
Total	$1,894	$1,654	$2,079

We generate the majority of our revenue from the sale of our EyeQ™ SoCs to OEMs primarily through sales to Tier 1 automotive suppliers. EyeQ™ SoC sales represented approximately 91%, 86%, and 89% of our revenue for each of the years ended December 27, 2025, December 28, 2024 and December 30, 2023, respectively.

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Major Customers

Revenue from major customers that amount to 10% or more of total revenue:

	Year ended
	December 27,	December 28,	December 30,
	2025	2024	2023
Percent of total revenues
Customer A	30%	27%	30%
Customer B	17%	20%	24%
Customer C	15%	14%	14%
Customer D	14%	*	*
Customer E	*	13%	*

*Less than 10%

Accounts receivable balances of major customers that amount to 10% or more of total accounts receivable balance:

	As of
	December 27,	December 28,
	2025	2024
Percent of total accounts receivables balance
Customer A	39%	35%
Customer B	*	23%
Customer C	14%	13%
Customer D	13%	*

*Less than 10%

NOTE 13 - INVESTMENTS

Debt Investments

Debt investments include U.S. government bonds and money market funds. U.S. government bonds are for original maturities of up to six months and are classified as available for sale and measured at fair value with the related unrealized gains and losses included in other comprehensive income (loss), net. Money market funds, measured at fair value, consist of institutional investors money market funds and are readily redeemable to cash.

The following tables summarize the Company’s marketable debt securities:

U.S. dollars in millions	December 27, 2025
					Reported as
	Amortized cost	Unrealized gain	Unrealized loss	Fair value	Cash and cash equivalents	Other current assets
U.S. government bonds	$55	$—	$—	$55	$—	$55
Money market funds	1,016	—	—	1,016	1,016	—
Total	$1,071	$—	$—	$1,071	$1,016	$55

U.S. dollars in millions	December 28, 2024
					Reported as
	Amortized cost	Unrealized gain	Unrealized loss	Fair value	Cash and cash equivalents	Other current assets
U.S. government bonds	$33	$—	$—	$33	$—	$33
Money market funds	951	—	—	951	951	—
Total	$984	$—	$—	$984	$951	$33

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Investments

Marketable equity securities

During the second quarter of 2024, we purchased marketable equity investments in the amount of $10 million, which were classified within other current assets and measured at fair value. During the fourth quarter of 2024, we sold all of the marketable equity investments. Realized gains recorded in financial income (expense), net for the year ended December 28, 2024 amounted to $3 million.

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

In July 2025, the privately held company entered into an agreement and plan of merger, pursuant to which a buyer agreed to acquire the privately held company and merge the foregoing with a wholly-owned subsidiary of the buyer, subject to satisfaction by the parties of certain closing conditions. Upon closing of the merger in August 2025, the Company received consideration in the amount of $10.3 million for its shares of preferred stock. In February 2026, the Company received additional consideration in the amount of $0.2 million, following the release of additional amounts that were held in escrow pursuant to the terms of the agreement and plan of merger. In connection with the agreement and plan of merger, the Company entered into an amendment of certain preferred stock investment agreements pursuant to which the Company had the option but not the obligation, to purchase additional preferred stock prior to the closing of the agreement and plan of merger. With the closing of the merger, the Company no longer has this option.

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

NOTE 14 - CONTINGENCIES

U.S. Class Action

On January 16, 2024, a putative class action captioned McAuliffe v. Mobileye Global Inc., et al., 1:24-CV-00310 (S.D.N.Y.), was filed in the United States District Court for the Southern District of New York against Mobileye and certain of its current and former officers. Following consolidation of the action with a substantively identical case, Le v. Mobileye Global Inc., et al., 1:24 - CV - 01390 (S.D.N.Y.), and the appointment of a lead plaintiff, an amended complaint was filed on September 13, 2024. In response to the defendants’ motion to dismiss, filed on October 25, 2024, lead plaintiff filed a second amended complaint on November 22, 2024. The second amended complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with defendants’ alleged misstatements and omissions concerning the build-up of excess inventory by certain Tier 1 Mobileye customers, and seeks unspecified damages and other relief on behalf of all persons and entities who purchased or otherwise acquired Mobileye securities between January 26, 2023 and August 8, 2024. The second amended complaint also includes claims asserted by an additional plaintiff under Sections 11 and 15 of the Securities Act of 1933 on behalf of a putative class of purchasers of Mobileye Class A common stock offered in Mobileye’s June 5, 2023 secondary offering. Mobileye and the individual defendants filed a motion to dismiss the second amended complaint on December 20, 2024. On January 24, 2025, the lead plaintiff filed a brief in opposition to Mobileye’s and the other named defendants’ motion to dismiss. On February 21, 2025, Mobileye and the other named defendants jointly filed a brief in reply to the lead plaintiff’s opposition brief. On April 16, 2025, the Court granted the defendants’ motion and dismissed the second amended complaint in full without leave to amend, closing the case. On May 16, 2025, the lead plaintiff filed a notice of appeal with the U.S. Court of Appeals for the Second Circuit. On July 11, 2025, the lead plaintiff filed a brief in support of their appeal. On August 15, 2025, Mobileye and the named defendants filed their opposition brief, and on September 5, 2025, the appellants filed their reply brief in further support of the appeal. Oral argument was held on December 4, 2025. On December 16, 2025, the Second Circuit issued a summary order affirming the Court’s dismissal of the second amended complaint in full. The lead plaintiff has ninety days from the

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

date of the summary order to file a writ of certiorari with the U.S. Supreme Court. We intend to defend the matter vigorously. No provision was recorded in the consolidated financial statements as of December 27, 2025.

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

On June 27, 2024, an additional derivative lawsuit was filed in the United States District Court for the Southern District of New York against certain members of the Mobileye Board of Directors, certain of Mobileye’s current and former officers, and Intel Corporation, in its capacity as Mobileye’s controlling shareholder. Mobileye was also named as a nominal defendant. On July 9, 2024, this derivative action was consolidated with the derivative action originally filed on April 12, 2024 and the consolidated derivative action was stayed by the court pending resolution of the anticipated motion to dismiss in the consolidated securities action. Following dismissal of the consolidated securities action, the Court ordered the parties to jointly propose a schedule for further proceedings by April 24, 2025. On April 25, 2025, the Court entered a stipulation and order of voluntary dismissal without prejudice. In the event the plaintiffs refile this lawsuit, we intend to continue defending the matter vigorously. No provision was recorded in the consolidated financial statements as of December 27, 2025.

U.S. Derivative Action - State of Delaware

On May 6, 2025, a derivative lawsuit captioned Levitan et al. vs. Shashua et al. was filed in the State of Delaware’s Court of Chancery against certain current and former members of the Mobileye Board of Directors and against Intel Corporation, in its capacity as Mobileye’s controlling shareholder. Mobileye was also named as a nominal defendant. The complaint principally asserts claims for breach of fiduciary duty against the named director defendants and breach of fiduciary duty and unjust enrichment against Intel, alleging that the named director defendants and Intel should not have authorized Mobileye’s June 5, 2023 secondary offering given their purported knowledge of the alleged challenges facing the Company concerning customer demand and the buildup of excess inventory by Mobileye’s Tier 1 customers. The complaint seeks unspecified damages and other relief. On September 8, 2025, Mobileye, Intel Corporation and the named director defendants filed a motion to dismiss the complaint. Plaintiffs thereafter informed defendants that, rather than opposing the motion, they intended to file an amended complaint. The parties stipulated and the court ordered that the plaintiffs’ amended complaint was due on January 23, 2026. On January 28, 2026, the Court entered a stipulation and order of voluntary dismissal with prejudice. No provision was recorded in the consolidated financial statements as of December 27, 2025.

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Patent Litigation

On January 26, 2024, Facet Technology Corp. (“Facet”) sued Mobileye in the U.S. District Court for the Eastern District of Texas for allegedly infringing two patents. Captioned Facet Technology Corp. v. Mobileye Global, Inc., the complaint alleges that certain Mobileye products directly and indirectly infringe both patents. The complaint seeks unspecified damages, a permanent injunction, and attorneys’ fees and costs. On November 4, 2024, Mobileye filed a motion to dismiss asserting improper venue, which the court dismissed without prejudice to refile in view of an amended complaint filed by Facet, adding Mobileye Vision Technologies Ltd. and Mobileye Inc., each wholly-owned indirect subsidiaries of Mobileye Global Inc., as additional defendants. On November 7, 2024, Mobileye Vision Technologies Ltd. and Mobileye Inc., sued Facet Technology Corp. in the U.S. District Court of Minnesota seeking a declaratory judgment that the Mobileye plaintiffs do not infringe either patent. On March 5, 2025, the Patent Trial and Appeal Board (“PTAB”) of the US Patent and Trademark Office instituted two Inter Parte Review (IPR) proceedings filed by Mobileye Vision Technologies Ltd. against the patents asserted by Facet. On March 15, 2025, the parties agreed and the relevant courts entered orders staying all litigation pending the outcome of the both IPRs. On January 23, 2026, the PTAB issued final written decisions in both IPRs, finding some claims unpatentable and permitting some claims to survive. For the claims asserted against Mobileye in district court, the PTAB ruled in Mobileye’s favor on all claims except a single claim of one patent. Both parties have until February 23, 2026 to request Director Review. If no request for Director Review is filed, the parties have until March 27, 2026 to file a notice of appeal with the Court of Appeals for the Federal Circuit. We intend to defend the matter vigorously. No provision was recorded in the consolidated financial statements as of December 27, 2025.

NOTE 15 - SUBSEQUENT EVENTS

Share-based compensation

In January 2026, the Company’s Chief Executive Officer approved, pursuant to the authority delegated by the compensation committee, the issuance of restricted stock units to be issued under our 2022 Plan. The total aggregate fair value of RSUs granted was $15.0 million, which constituted 1,299 thousand RSUs, which will vest over a service period of three years.

Share Purchase Agreement signed between Mobileye Global and Mobileye Vision for the acquisition of 100% of Mentee Robotics shares

On February 3, 2026, the Company and Mobileye Vision Technologies Ltd. (a wholly-owned indirect subsidiary of the Company) acquired 100% of the issued and outstanding stock of Mentee Robotics, pursuant to the Share Purchase Agreement.

The Acquisition was approved by the Board, acting on the recommendation of a strategic transaction committee consisting of four disinterested directors (two of whom are independent). The Audit Committee of the Board also approved the Acquisition pursuant to the Company’s Related Persons Transaction Policy. Intel, as the sole beneficial holder of the Company’s issued and outstanding Class B common stock, also approved the Acquisition pursuant to the Company’s Amended and Restated Certificate of Incorporation. Prof. Shashua recused himself from the Board’s consideration and approval of the Acquisition. Prof. Amnon Shashua, President and CEO of the Company, is the Chairman, Co-Founder and a significant shareholder of Mentee Robotics, and Prof. Shai Shalev-Shwartz, Chief Technology Officer of the Company, is Co-Founder and a significant shareholder of Mentee Robotics (Prof. Shalev-Shwartz, together with Prof. Shashua and Prof. Lior Wolf, the Chief Executive Officer and a Co-Founder of Mentee Robotics, the “Mentee Founders”). In addition, Prof. Amnon Shashua’s son and son-in-law, are both employees of Mentee Robotics and each held vested and unvested options issued pursuant to Mentee Robotics’s employee incentive plan and therefore receive some consideration pursuant to the terms of the Share Purchase Agreement.

The Share Purchase Agreement provided for an aggregate purchase price of $900 million, which consisted of (i) approximately $612 million in cash (subject to certain adjustments,) and (ii) 26,279,824 shares of Class A common stock of the Company. The entirety of such Class A common stock was allocated to the Mentee Founders (the “Aggregate Stock Consideration”). 10% of the Aggregate Stock Consideration is subject to a six month lock-up period pursuant to a Lock-Up Agreement. The remaining 90% of the Aggregate Stock Consideration was deposited with a deferred consideration trustee and will be released in equal portions twenty-four and forty-eight months after the closing date on February 3, 2026, subject to continued employment, or under certain circumstances affiliation, with the Company and its subsidiaries. Prof. Amnon Shashua received 37.83% of the total consideration, valued at approximately $341 million, to be paid evenly in cash and Class A Stock, and Prof. Shai Shalev-Shwartz received 13.07% of the total consideration, valued at approximately $118 million, to be paid evenly in cash and the Company’s Class A common stock.

MOBILEYE GLOBAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At the closing, $95 million of the purchase price was deposited with an escrow agent (provided that with respect to Mentee Founders, 50% of their pro rata portion of the escrow was deposited in the form of Class A common stock) to secure the post-closing purchase price adjustments and certain indemnification obligations of the shareholders of Mentee Robotics.

Pursuant to the Share Purchase Agreement, (i) all vested options to acquire shares of Mentee Robotics (each option, a “Mentee Option”) and 20% of unvested Mentee Options were cancelled and converted into the right to receive a portion of the cash consideration based on the intrinsic value of such Mentee Options at the purchase price and (ii) all remaining unvested Mentee Options were cancelled and converted into the right to receive a number of unvested RSUs of the Company calculated based on the volume weighted average of the closing sale prices for the Company’s Class A common stock over the thirty (30) Trading Days ending immediately prior to February 3, 2026 and with a value equal to the intrinsic value of such Mentee Options at the purchase price.

The Share Purchase Agreement contains customary representations, warranties and covenants of the Company, Mobileye Vision Technologies Ltd. and Mentee Robotics, certain of which (except for the representations and warranties of the Company) shall survive the closing of the Acquisition. The shareholders of Mentee Robotics have agreed to indemnify the Company and Mobileye Vision Technologies Ltd. for certain breaches of representations, warranties and covenants.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 27, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of December 27, 2025. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 27, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with US GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

The effectiveness of the Company’s internal control over financial reporting as of December 27, 2025 has been audited by Kesselman & Kesselman, Certified Public Accountants (Isr.), a member firm of PricewaterhouseCoopers International Limited, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information

During the three months ended December 27, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Mobileye securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1” trading arrangement. Further, during the three months ended December 27, 2025, the Company did not adopt or terminate any contract, instruction or written plan for the purchase or sale of Mobileye securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required to be disclosed by this item is incorporated herein by reference to the 2026 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 27, 2025.

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

Item 11. Executive Compensation.

The information required to be disclosed by this item is incorporated herein by reference to the 2026 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 27, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required to be disclosed by this item is incorporated herein by reference to the 2026 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 27, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required to be disclosed by this item is incorporated herein by reference to the 2026 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 27, 2025.

Item 14. Principal Accounting Fees and Services.

The information required to be disclosed by this item is incorporated herein by reference to the 2026 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 27, 2025.

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
2.1+

Share Purchase Agreement, dated January 5, 2026, by and among Mobileye Global Inc., Mobileye Vision Technologies Ltd., Mentee Robotics Ltd., the Company Shareholders listed on Exhibit A thereto, and Shareholder Representative Services LLC, as the exclusive representative of the Company Shareholders (incorporated by reference to the Company’s Form 8-K filed on January 6, 2026)

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
10.5

Technology and Services Agreement between the Registrant and Intel Corporation, dated as of October 25, 2022 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K filed on March 9, 2023)

10.6

Amended and Restated Tax Sharing Agreement between the Registrant and Intel Corporation, dated as of August 14, 2024 (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on October 31, 2024)

10.8

Contribution and Subscription Agreement among the Registrant, Cyclops Holding Corporation and Intel Overseas Funding Corporation, dated as of October 25, 2022 (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s registration statement on Form S-1 filed on October 18, 2022)

10.9†	Amended and Restated Mobileye Global Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed on July 24, 2025)
10.10*†	Form of Restricted Stock Unit Agreement, as amended on May 16, 2024 (incorporated by reference to the Company’s Form 10-K filed on February 13, 2025)
10.11†	Form of Option Agreement (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s registration statement on Form S-1 filed on October 18, 2022)
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

10.14†	Employment Agreement between the Registrant and Boaz Ouriel, dated as of April 1, 2022 (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K filed on February 13, 2025)
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
10.18

Stock Compensation Recharge Agreement, dated August 8, 2017, between Mobileye B.V. and its subsidiaries, on the one hand, and Intel, on the other hand (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company’s registration statement on Form S-1 filed on October 18, 2022)

10.19

Loan Agreement, dated April 21, 2022, between Cyclops Holdings Corporation and Intel Overseas Funding Corporation. (incorporated by reference to Exhibit 10.19 to Amendment No. 19 to the Company’s registration statement on Form S-1 filed on October 18, 2022)

10.20

Memorandum of Understanding, dated October 17, 2006, between STMicroelectronics N.V. and Mobileye Technologies Limited, as amended (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Company’s registration statement on Form S-1 filed on October 18, 2022)

10.21

Agreement between Intel Corporation and Intel Subsidiaries, dated August 8, 2017, between Mobileye B.V. and its subsidiaries, on the one hand, and Intel, on the other hand, which we refer to herein as the Cross-License Agreement (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Company’s registration statement on Form S-1 filed on October 18, 2022)

10.22

Share & Note Sale and Purchase Agreement, dated May 31, 2022, between Intel Finance B.V. and Mobileye B.V. (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to the Company’s registration statement on Form S-1 filed on October 18, 2022)

10.23

Share Repurchase Agreement, dated July 7, 2025, by and between Mobileye Global Inc. and Intel Overseas Funding Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 8, 2025)

19.1*	Securities Trading Policy adopted on March 16, 2023
21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of Kesselman & Kesselman, Certified Public Accountants (Isr.), a member firm of PricewaterhouseCoopers International Limited, an independent registered public accounting firm.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to the Company’s Form 10-K filed on February 23, 2024).
101*

The following financial statements from Mobileye Global Inc.’s Annual Report on Form 10-K for the year ended December 27, 2025, filed with the Securities and Exchange Commission on February 12, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

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

Date: February 12, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Professor Amnon Shashua	Chief Executive Officer, President and Director
Professor Amnon Shashua	(Principal Executive Officer)	February 12, 2026

/s/ Moran Shemesh Rojansky	Chief Financial Officer
Moran Shemesh Rojansky	(Principal Financial Officer and Principal Accounting Officer)	February 12, 2026

/s/ Safroadu Yeboah-Amankwah	Chair of the Board of Directors	February 12, 2026

/s/ Patrick Bombach	Director	February 12, 2026
Patrick Bombach

/s/ Naga Chandrasekaran	Director	February 12, 2026
Naga Chandrasekaran

/s/ Elaine L. Chao	Director	February 12, 2026
Elaine L. Chao

/s/ Eyal Desheh	Director	February 12, 2026
Eyal Desheh

/s/ Claire C. McCaskill	Director	February 12, 2026
Claire C. McCaskill

/s/ Frank D. Yeary	Director	February 12, 2026
Frank D. Yeary

/s/ David Zinsner	Director	February 12, 2026
David Zinsner