Form 10-Q
period 2026-03-28
Mobileye Global Inc.
filed 2026-04-23
CIK 1910139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2026

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

There were 244,415,099 shares of Class A common stock, $0.01 par value, outstanding at April 15, 2026.

MOBILEYE GLOBAL INC.

FORM 10-Q

For the quarterly period ended March 28, 2026

In this report, references to “we,” “us,” “our,” our “company,” “Mobileye,” the “Company,” and similar terms refer to Mobileye Global Inc. and, unless the context requires otherwise, its consolidated subsidiaries, except with respect to our historical business, operations, financial performance, and financial condition. References to “Moovit” refer to GG Acquisition Ltd., Moovit App Global Ltd., and their consolidated subsidiaries. References to “Mentee Robotics” refer to Mentee Robotics Ltd.

We have a 52- or 53-week fiscal year that ends on the last Saturday in December. Fiscal year 2026 is a 52-week fiscal year; fiscal year 2025 was also a 52-week fiscal year. Certain amounts, percentages, and other figures presented in this report have been subject to rounding adjustments. Accordingly, figures shown as totals, dollars, or percentage amounts of changes may not represent the arithmetic summation or calculation of the figures that precede them.

Part 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOBILEYE GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 28,	December 27,
U.S. dollars in millions, except share and per share data	2026	2025
Assets
Current assets
Cash and cash equivalents	$1,211	$1,836
Marketable securities and deposits	133	55
Trade accounts receivable, net	226	131
Inventories	303	327
Other current assets	120	129
Total current assets	1,993	2,478
Non-current assets
Property and equipment, net	468	473
Intangible assets, net	1,181	1,166
Goodwill	4,911	8,200
Other long-term assets	182	175
Total non-current assets	6,742	10,014
TOTAL ASSETS	$8,735	$12,492
Liabilities and Equity
Current liabilities
Accounts payable and accrued expenses	$228	$228
Employee related accrued expenses	137	141
Related party payable	3	4
Other current liabilities	51	33
Total current liabilities	419	406
Non-current liabilities
Long-term employee benefits	78	78
Deferred tax liabilities	5	60
Other long-term liabilities	69	67
Total non-current liabilities	152	205
Contingencies (see Note 11)
TOTAL LIABILITIES	$571	$611
Equity
Class A common stock: $0.01 par value; 4,000,000,000 shares authorized; shares issued and outstanding: 243,656,395 as of March 28, 2026 and 216,980,847 as of December 27, 2025	2	2
Class B common stock: $0.01 par value; 1,500,000,000 shares authorized; shares issued and outstanding: 597,768,015 as of March 28, 2026 and December 27, 2025	6	6
Additional paid-in capital	15,417	15,308
Accumulated other comprehensive income (loss), net of tax	9	17
Retained earnings (accumulated deficit)	(7,270)	(3,452)
TOTAL EQUITY	8,164	11,881
TOTAL LIABILITIES AND EQUITY	$8,735	$12,492

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MOBILEYE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three months ended
	March 28,	March 29,
U.S. dollars in millions, except share and per share data	2026	2025
Revenue	$558	$438
Cost of revenue	283	231
Gross profit	275	207
Research and development, net	323	275
Sales and marketing	29	31
General and administrative	31	18
Goodwill impairment	3,788	—
Total operating expenses	4,171	324
Operating income (loss)	(3,896)	(117)
Financial income (expense), net	14	18
Income (loss) before income taxes	(3,882)	(99)
Benefit (provision) for income taxes	64	(3)
Net income (loss)	$(3,818)	$(102)
Earnings (loss) per share attributed to Class A and Class B stockholders:
Basic and diluted	$(4.68)	$(0.13)
Weighted-average number of shares used in computation of earnings (loss) per share attributed to Class A and Class B stockholders (in millions):
Basic and diluted	817	812
Net income (loss)	(3,818)	(102)
Other comprehensive income (loss), net of tax	(8)	(3)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(3,826)	$(105)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MOBILEYE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Common Stock
				Accumulated	Retained
			Additional	Other	Earnings	Total
	Number of		paid-in	Comprehensive	(Accumulated	Shareholders’
U.S. dollars except number of shares, in millions	shares	Amount	capital	Income (Loss)	Deficit)	Equity
Three Months Ended
Balance as of December 28, 2024	812	$8	$15,137	$2	$(3,060)	$12,087
Net income (loss)	—	—	—	—	(102)	(102)
Other comprehensive income (loss), net	—	—	—	(3)	—	(3)
Tax sharing agreement with Parent	—	—	3	—	—	3
Share-based compensation expense	—	—	65	—	—	65
Recharge to Parent for Share-based compensation	—	—	(1)	—	—	(1)
Balance as of March 29, 2025	812	$8	$15,204	$(1)	$(3,162)	$12,049

Balance as of December 27, 2025	815	$8	$15,308	$17	$(3,452)	$11,881
Net income (loss)	—	—	—	—	(3,818)	(3,818)
Other comprehensive income (loss), net	—	—	—	(8)	—	(8)
Share-based compensation expense	—	—	80	—	—	80
Recharge to Parent for Share-based compensation	—	—	*	—	—	*
Issuance of common stock in connection with the acquisition of Mentee Robotics	26	*	29	—	—	29
Balance as of March 28, 2026	841	$8	$15,417	$9	$(7,270)	$8,164

* Less than $1 million

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MOBILEYE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended
	March 28,	March 29,
U.S. dollars in millions	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,818)	$(102)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	20	18
Share-based compensation	80	65
Amortization of intangible assets	113	111
Goodwill impairment	3,788	—
Exchange rate differences on cash and cash equivalents	(2)	(2)
Deferred income taxes	(72)	(6)
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts receivable	(95)	(5)
Decrease (increase) in other current assets	8	15
Decrease (increase) in inventories	24	51
Decrease (increase) in other long-term assets	—	3
Increase (decrease) in accounts payable, accrued expenses and related party payable	14	(36)
Increase (decrease) in employee-related accrued expenses and long-term benefits	(5)	—
Increase (decrease) in other current liabilities	18	(5)
Increase (decrease) in other long-term liabilities	2	2
Net cash provided by operating activities	75	109
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(30)	(14)
Purchases of debt and equity investments	(125)	(25)
Maturities and sales of debt and equity investments	47	14
Cash paid for acquisition of Mentee Robotics, net of cash acquired	(591)	—
Net cash used in investing activities	(699)	(25)
CASH FLOWS FROM FINANCING ACTIVITIES
Share-based compensation recharge	*	3
Net cash provided by financing activities	—	3
Effect of foreign exchange rate changes on cash and cash equivalents	2	2
Increase (decrease) in cash, cash equivalents and restricted cash	(622)	89
Balance of cash, cash equivalents and restricted cash, at beginning of year	1,860	1,438
Balance of cash, cash equivalents and restricted cash, at end of period	$1,238	$1,527
Supplementary non-cash investing and financing activities:
Non-cash purchase of property and equipment	$5	$5
Tax sharing agreement with Parent	$—	$(3)

* Less than $1 million

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

Intel Corporation (“Intel” or the “Parent”) directly or indirectly holds all of the Class B common stock of Mobileye as well as 50,000,000 shares of Class A common stock, which as of March 28, 2026, together represent approximately 77.0% of our outstanding common stock and 96.9% of the voting power of our common stock.

Operations in Israel

On October 7, 2023, Hamas launched a series of attacks on civilian and military targets in Southern Israel and Central Israel, to which the Israel Defense Forces responded. In addition, Iran, Hezbollah and the Houthi movement attacked military and civilian targets in Israel, to which Israel responded, including through increased air and/or ground operations in Lebanon, Syria, Yemen and Iran. Following years of conflict in the region, on October 9, 2025, Israel, Hamas, the United States and other countries in the region agreed to a framework for a ceasefire in Gaza between Israel and Hamas. On February 28, 2026, the United States and Israel launched joint combat operations in Iran to which Iran and Hezbollah responded with ballistic missile and drone attacks on Israel as well as other countries and U.S. military bases in the region. On April 8, 2026, the United States and Iran agreed to a two-week ceasefire. How long and how severe the current conflicts in Gaza, Northern Israel, Lebanon, Iran or the broader region last and become is unknown at this time and any continued clash among Israel, Hamas, Hezbollah, Iran or other countries or militant groups in the region may escalate in the future into a greater regional conflict. To date, our operations have not been materially affected, although as of April 15, 2026 approximately 7.0% of our employees have been called to reserve duty in the Israel Defense Forces. However, any hostilities involving Israel, regional geopolitical instability or the interruption or curtailment of trade or diplomatic relations between Israel and its trading partners as a result thereof could adversely affect our business, results of operations, and financial condition.

Share Purchase Agreement for the acquisition of 100% of Mentee Robotics shares

On February 3, 2026, the Company and Mobileye Vision Technologies Ltd. (a wholly-owned indirect subsidiary of the Company) acquired 100% of the issued and outstanding stock of Mentee Robotics, a privately held Israeli company focused on humanoid robotics (the “Acquisition”), pursuant to a share purchase agreement dated as of January 5, 2026 (the “Share Purchase Agreement”) by and among the Company, Mobileye Vision Technologies Ltd., Mentee Robotics Ltd., the shareholders of Mentee Robotics, and Shareholder Representative Services LLC, as the exclusive representative of the Mentee Robotics shareholders. For further detail, see Note 13 Business Combinations.

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

We have a 52- or 53-week fiscal year that ends on the last Saturday in December. Fiscal year 2026 is a 52-week fiscal year; fiscal year 2025 was also a 52-week fiscal year.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The results of operations for the three months ended March 28, 2026 shown in this report are not necessarily indicative of the results to be expected for the full year ending December 26, 2026. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 27, 2025.

There have been no material changes in our significant accounting policies as described in our consolidated financial statements for the fiscal year ended December 27, 2025, except as detailed below regarding accounting for a business combination. For further detail, see Note 2 in the audited consolidated financial statements for the fiscal year ended December 27, 2025.

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

On an on-going basis, management evaluates its estimates, judgments, and assumptions. The most significant estimates and assumptions relate to valuation of intangible assets, useful lives of intangible assets, impairment assessment of intangible assets and goodwill, and income taxes. A change in estimates, including a change in the overall market value of the Company, could require reassessments of the items noted above.

Business Combinations

The Company makes a determination whether a transaction should be accounted for as a business combination or as an asset acquisition in accordance with ASC 805, Business Combinations. The Company accounts for business combinations using the acquisition method of accounting. The Company includes the results of operations of the businesses that it acquires in the consolidated financial statements beginning on the date of acquisition. The Company allocates the purchase price paid for assets acquired and liabilities assumed in connection with the Company’s acquisitions based on their estimated fair values at the date of acquisition. This allocation involves a number of assumptions, estimates, and judgments, including the following:

●Intangible assets, including the valuation methodology, estimations of future cash flows, discount rates, and growth rates, as well as the estimated useful life of intangible assets;
●Deferred tax assets and liabilities, uncertain tax positions, and tax-related valuation allowances, which are initially estimated as of the acquisition date; and
●Goodwill measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed.

The Company’s assumptions and estimates are based on comparable market data and information obtained from the Company’s management and the management of the acquired companies. These assumptions and estimates are used to value assets acquired and liabilities assumed, and to allocate goodwill to the reporting unit of the business that is expected to benefit from the acquisition. During the measurement period, which may extend up to one year from the acquisition date, the Company may record adjustments to the preliminary allocation of the purchase consideration based on additional information about facts and circumstances that existed as of the acquisition date.

Acquisition related expenses are recognized separately from the business combination and expensed as incurred.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Cash, cash equivalents and restricted cash

The following is a reconciliation of the cash, cash equivalents and restricted cash as of each period end:

	As of
U.S. dollars in millions	March 28, 2026	December 27, 2025
Cash	$52	$35
Short term deposits	611	785
Money market funds	548	1,016
Restricted cash (within other current and other long-term assets)	27	24
Cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows	$1,238	$1,860

Fair value measurement

The carrying amounts of short term deposits, trade accounts receivable and accounts payable approximates their fair value due to the short maturity of these items.

The Company’s investment in money market funds is measured at fair value within Level 1 of the fair value hierarchy because they consist of financial assets for which quoted prices are available in an active market. Interest income related to money market funds for the three months ended March 28, 2026 and March 29, 2025, amounted to $7 million and $10 million, respectively.

The Company’s investment in U.S. government and corporate bonds is measured at fair value within Level 1 of the fair value hierarchy because they consist of U.S. bonds for which quoted prices are available in an active market.

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

Participation in expenses for research and development projects are recognized on the basis of the costs incurred and are netted against research and development expenses in the condensed consolidated statements of operations and comprehensive income (loss). Research and development reimbursements of $16 million and $26 million were offset against research and development costs in the three months ended March 28, 2026 and March 29, 2025, respectively.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Derivatives and hedging

During the fourth quarter of 2024 the Company initiated a foreign currency cash flow hedging program, designed to hedge the Company’s foreign exchange rate risk, resulting from ILS payroll expenses. The Company hedges portions of its forecasted payroll payments denominated in ILS for a period of up to 12 months, using forward contracts that are designated as cash flow hedges, as defined by ASC 815. These derivative instruments are measured at fair value within Level 2 of the fair value hierarchy. Derivative instruments are recorded as other current assets or other current liabilities, according to the timing of settlement. For these derivative instruments, designated as a cash flow hedge, gains and losses are reported as a component of other comprehensive income (loss) and reclassified into earnings in the same line item associated with the hedged transaction and in the same period or periods during which the hedged transaction affects the statement of operations and comprehensive income (loss). As of March 28, 2026, the Company expects to reclassify all of its unrealized gains and losses from accumulated other comprehensive income (loss) to earnings during the next twelve months. The cash flows associated with these derivatives are classified in the consolidated statements of cash flows consistently with the classification of the underlying hedged transaction, within cash flows from operating activities.

The notional amount and fair value of outstanding derivatives at the end of each period were:

	As of
U.S. dollars in millions	March 28, 2026	December 27, 2025
Notional amount of derivatives contracts	$369	$303
Fair value of derivative assets	$10	$18

The changes in accumulated other comprehensive income (loss) relating to gains (losses) on derivatives used for hedging for the three months ended March 28, 2026, and March 29, 2025, were as follows:

	Three Months Ended
U.S. dollars in millions	March 28, 2026	March 29, 2025
Other comprehensive income (loss) before reclassifications	$4	$(1)
Amounts reclassified out of accumulated other comprehensive (income) loss **	(12)	(2)
Tax effects	*	*
Other comprehensive income (loss), net from hedging transactions	$(8)	$(3)
*	Less than $1 million.
**	Amounts of gains (losses) reclassified from other comprehensive income (loss) into profit or loss are recorded in cost of revenue and operating expenses.

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, which include short-term deposits, money market funds, U.S. government and corporate bonds, derivative financial instruments, and also trade accounts receivable.

The majority of the Company’s cash and cash equivalents are invested in banks domiciled in the U.S. and Europe, as well as in Israel. Generally, these cash equivalents may be redeemed upon demand. Short-term bank deposits are held in the aforementioned banks. The money market funds consist of institutional investors money market funds and are readily redeemable to cash, and the U.S. government and corporate bonds are also highly liquid. Derivative financial instruments are forward contracts entered into with major banks in Israel to hedge the Company’s foreign exchange rate risk. Accordingly, management believes that these bank deposits, money market funds, U.S. government bonds and derivative financial instruments have minimal credit risk. Our investments in U.S. corporate bonds are made with high-credit-quality counterparties, and we limit our credit exposure to any single counterparty.

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

The Company performs ongoing credit evaluations of its customers and has not experienced any material losses in the periods presented. The Company recognizes an allowance for credit losses for any potential uncollectible amounts. The allowance is based on various factors, including historical experience, the age of the accounts receivable balances, credit quality of the customers, and other reasonable and supportable information. This allowance consists of an amount based on overall estimated exposure for the receivable portfolio and amounts identified for specific customers. Expected credit losses are recorded as general and administrative expenses in the Company’s condensed consolidated statement of operations and comprehensive income (loss). As of March 28, 2026 and December 27, 2025, the credit loss allowance for trade accounts receivable was not material. For the three months ended March 28, 2026 and March 29, 2025, the charge-offs and recoveries in relation to the credit losses were not material.

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

Supply chain risk

In prior periods, we experienced supply chain disruptions, raw material shortages and manufacturing capacity constraints that reduced the availability of key components, including EyeQ™ SoCs, and resulted in lower inventory levels and limitations on our ability to meet customer demand. As supply conditions improved, we increased inventory levels to help mitigate potential future constraints. However, if similar disruptions were to recur, depending on their duration and severity, we may again be required to operate with reduced inventory levels, which could limit our ability to meet customer demand. As a result, we are substantially reliant on timely shipments of EyeQ™ SoCs from STMicroelectronics and ECUs from Quanta Computer (or other suppliers) to fulfill customer orders and if such a shortfall of chips or ECUs were to occur, we may be unable to offset future supply constraints through the use of inventory on hand. Since our EyeQ™ SoC is the core of our ADAS and autonomous driving solutions, continued, acute shortages in the supply of sufficient EyeQ™ SoCs to meet our production needs would impair our ability to meet our customers’ requirements in a timely manner, and would affect our business, results of operations, and financial condition potentially in an adverse manner.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

New Accounting pronouncements

Accounting Pronouncements adopted in the period

In July 2025, the FASB issued Accounting Standards Update 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, including interim reporting periods within those fiscal years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. ASU 2025-05 did not have a material impact on the Company’s consolidated financial statements.

Accounting Pronouncements effective in future periods

In November 2024, the FASB issued Accounting Standards Update 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expense (“ASU 2024-03”) and Accounting Standards Update 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 and ASU 2025-01 improves the disclosures about a public business entity’s expenses and provides more detailed information about the types of expenses in commonly presented expense captions. The amendments require that at each interim and annual reporting period an entity will, inter alia, disclose amounts of purchases of inventory, employee compensation, depreciation and amortization included in each relevant expense caption (such as cost of revenue, general and administrative, and research and development). ASU 2024-03 and ASU 2025-01 are both effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the potential impact of ASU 2024-03 and ASU 2025-01 on its consolidated financial statement disclosures.

In September 2025, the FASB issued Accounting Standards Update 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 provides targeted improvements to the accounting for internal-use software costs by replacing the existing project-stage model with a principles-based approach to determine when capitalization of costs should begin. ASU 2025-06 is effective for all entities, on a prospective basis, for annual reporting periods beginning after December 15, 2027, including interim reporting periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the potential impact that ASU 2025-06 will have on its consolidated financial statements.

In December 2025, the FASB issued Accounting Standards Update 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption is permitted.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 - OTHER FINANCIAL STATEMENT DETAILS

Inventories

	As of
U.S. dollars in millions	March 28, 2026	December 27, 2025
Raw materials	$21	$21
Work in process	—	—
Finished goods	282	306
Total inventories	$303	$327

Inventory write-downs and write-offs were not material for the three months ended March 28, 2026 and totaled $1 million for the three months ended March 29, 2025.

Property and equipment

	As of
U.S. dollars in millions	March 28, 2026	December 27, 2025
Computers, electronic equipment and software	$253	$245
Vehicles	10	10
Office furniture and equipment	12	11
Buildings	326	322
Leasehold improvements	58	56
Total property and equipment, gross	$659	$644
Less: accumulated depreciation	(191)	(171)
Total property and equipment, net	$468	$473

Depreciation expenses totaled $20 million and $18 million for the three months ended March 28, 2026 and March 29, 2025, respectively. During the three months ended March 28, 2026 and March 29, 2025, the Company derecognized the cost and accumulated depreciation of fully depreciated assets in the amount of zero and $1 million, respectively.

NOTE 4 - EQUITY

A.Share-based compensation plans

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

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Restricted Stock Units

The RSUs activity for the three months ended March 28, 2026 for RSUs granted to Company’s employees under the 2022 Plan was as follows:

		Weighted average grant
	Number of RSUs	date fair value
	In thousands	U.S. dollars
Outstanding as of December 27, 2025	32,853	$20
Granted	5,450	8
Vested	(396)	24
Forfeited	(807)	20
Outstanding as of March 28, 2026	37,100	$18

As of March 28, 2026, the unrecognized compensation cost related to all unvested RSUs granted under the 2022 Plan, was $401 million, which is expected to be recognized as an expense over a weighted-average period of 2.02 years.

Restricted Shares

In connection with the acquisition of Mentee Robotics, 23,651,844 Restricted Shares of Class A common stock were issued to the Mentee Founders. Such Restricted Shares were deposited with a deferred consideration trustee and will be released in equal portions twenty-four and forty-eight months after the closing date of February 3, 2026, subject to continued employment, or under certain circumstances affiliation, with the Company and its subsidiaries. For further detail, refer to Note 13 Business Combination.

The Restricted Shares activity for the three months ended March 28, 2026 was as follows:

	Number of Restricted	Grant date fair value per
	Shares	share
	In thousands	U.S. dollars
Outstanding as of December 27, 2025	—	$—
Granted	23,652	9
Outstanding as of March 28, 2026	23,652	$9

As of March 28, 2026, the unrecognized compensation cost related to all unvested Restricted Shares, was $199 million, which is expected to be recognized as an expense over a weighted-average period of 3.85 years.

Share-based compensation expense summary

Expenses recognized

Share-based compensation expenses included in the condensed consolidated statements of operations and comprehensive income (loss) were as follows:

	Three months ended
U.S. dollars in millions	March 28, 2026	March 29, 2025
Research and development, net	$68	$57
Sales and marketing	2	1
General and administrative	14	7
Total share-based compensation	$84	$65

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 - EARNINGS (LOSS) PER SHARE

The following table summarizes the calculation of basic and diluted earnings (loss) per share for the periods presented:

	Three months ended
	March 28,	March 29,
In millions, except per share amounts	2026	2025
Numerator:
Net income (loss)	$(3,818)	$(102)
Denominator:
Weighted average common shares - basic and diluted	817	812
Earnings (loss) per share:
Basic and diluted	$(4.68)	$(0.13)

For the three months ended March 28, 2026 and March 29, 2025, the computation of diluted earnings (loss) per share attributable to common stockholders does not include 49.8 million and 21.4 million potential common shares, respectively, related to restricted stock units granted under the 2022 Plan to the Company’s employees and restricted shares granted as part of the acquisition of Mentee Robotics, as the effect of their inclusion would have been anti-dilutive.

NOTE 6 - INCOME TAXES

The Company’s quarterly benefit (provision) for income taxes and the estimates of its annual effective tax rate, are subject to fluctuation due to several factors, principally including variability in overall pre-tax income and the mix of tax paying components to which such income relates.

As the Company has jurisdictions that have sustained recent losses, a valuation allowance is required for deferred tax assets for which no benefit can be currently realized.

Benefit for income tax in the three months ended March 28, 2026, was $64 million compared to a provision for income tax of $(3) million for the three months ended March 29, 2025. This $67 million change was primarily due to the deferred tax effect of goodwill impairment to the Mobileye reporting unit recorded in the three months ended March 28, 2026.

NOTE 7 - RELATED PARTIES TRANSACTIONS

The Company has entered into a series of related party arrangements with Intel. For further description of the arrangements refer to Note 9 of the notes to the consolidated financial statements for the year ended December 27, 2025.

Stock Compensation Recharge Agreement

The Company entered into a stock compensation recharge agreement with Intel, which requires the Company to reimburse Intel for certain amounts, net of any related withholding tax, relating to the value of share-based compensation provided to the Company’s employees for RSUs or stock options exercisable in Intel stock. The reimbursement amounts recorded as an adjustment to additional paid-in capital in the condensed consolidated statement of changes in equity were $0.1 million and $1.0 million for the three months ended March 28, 2026 and March 29, 2025, respectively.

Lease agreements

Under lease agreements with Intel, the Company leases office space in Intel’s buildings. The costs are included in the condensed consolidated statements of operations and comprehensive income (loss) primarily on a specific and direct attribution basis. The leasing costs for the three months ended March 28, 2026 were immaterial and totaled $0.7 million for the three months ended March 29, 2025.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Other services to a related party

The Company reimbursed its Chief Executive Officer for reasonable travel related expenses incurred while conducting business on behalf of the Company as well as paid for certain security related costs. For the three months ended March 28, 2026 and March 29, 2025, travel related reimbursements and security related costs were $0.8 million and $1.1 million, respectively.

Administrative Services Agreement

Under the Administrative Services Agreement, Intel provides the Company with administrative and other services. The Company pays fees to Intel for the services rendered based on pricing per service agreed between the Company and Intel.

The costs incurred under this agreement for the three months ended March 28, 2026 and March 29, 2025 were $0.2 million and $0.9 million, respectively.

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

The amounts incurred under this agreement for the three months ended March 28, 2026 and March 29, 2025 were $0.3 million and $0.5 million, respectively.

Tax Sharing Agreement

The Tax Sharing Agreement establishes the respective rights, responsibilities and obligations of the Company and Intel after the completion of the Mobileye IPO with respect to tax matters, including the amount of cash the Company will pay to Intel for its share of the tax liability owed on the consolidated filings in which the Company or any of the Company’s subsidiaries are included, including audit or other tax proceedings. On August 14, 2024, Mobileye and Intel entered into an Amended and Restated Tax Sharing Agreement, which incorporated certain clarifying amendments into the original Tax Sharing Agreement. As a result of the Tax Deconsolidation, starting July 12, 2025, the computation of cash payable between the Company and Intel, under the Amended and Restated Tax Sharing Agreement, is no longer applicable with respect to U.S. federal income taxes. However, other obligations of the parties under the Amended and Restated Tax Sharing Agreement remain in effect. As of March 28, 2026 and December 27, 2025, the related party payable to Intel, pursuant to the Tax Sharing Agreement was zero.

Acquisition of Mentee Robotics

On February 3, 2026, the Company and Mobileye Vision Technologies Ltd. (a wholly-owned indirect subsidiary of the Company) acquired 100% of the issued and outstanding stock of Mentee Robotics, pursuant to the Share Purchase Agreement, by and among the Company, Mobileye Vision Technologies Ltd., Mentee Robotics Ltd., the shareholders of Mentee Robotics, and Shareholder Representative Services LLC, as the exclusive representative of the Mentee Robotics shareholders.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Acquisition was approved by the Board, acting on the recommendation of a strategic transaction committee consisting of four disinterested directors (two of whom are independent). The Audit Committee of the Board also approved the Acquisition pursuant to the Company’s Related Persons Transaction Policy. Intel, as the sole beneficial holder of the Company’s issued and outstanding Class B common stock, also approved the Acquisition pursuant to the Company’s Amended and Restated Certificate of Incorporation. Prof. Amnon Shashua recused himself from the Board’s consideration and approval of the Acquisition. Prof. Shashua, President and CEO of the Company, is the Chairman, Co-Founder and a significant shareholder of Mentee Robotics, and Prof. Shai Shalev-Shwartz Chief Technology Officer of the Company, is Co-Founder and a significant shareholder of Mentee Robotics. In addition, Prof. Shashua’s son and son-in-law, are both employees of Mentee Robotics, and received consideration for their vested and unvested options pursuant to the terms of the Share Purchase Agreement. The Audit Committee of the Board also approved the Acquisition pursuant to the Company’s Related Persons Transaction Policy. Stock based compensation expenses for restricted shares issued to related parties as part of the acquisition, totaled $6 million for the three months ended March 28, 2026. For further detail, refer to Note 13 Business Combination.

NOTE 8 - IDENTIFIED INTANGIBLE ASSETS

	As of
	March 28, 2026			December 27, 2025
		Accumulated			Accumulated
U.S. dollars in millions	Gross Assets	Amortization	Net	Gross Assets	Amortization	Net
Developed technology	$3,705	$2,856	$849	$3,705	$2,761	$944
Developed IP	128	2	126	—	—	—
Customer relationships & brands	777	571	206	777	555	222
Total	$4,610	$3,429	$1,181	$4,482	$3,316	$1,166

The following table presents the amortization expenses recorded for these identified intangible assets and their weighted average useful lives:

	Three months ended		Weighted
	March 28,	March 29,	Average
U.S. dollars in millions	2026	2025	Useful Life
Developed technology	$95	$94	10
Developed IP	2	—	9
Customer relationships & brands	16	17	12
Total amortization expenses	$113	$111

The Company expects future amortization expenses for the next five years and thereafter to be as follows:

	Remainder
U.S. dollars in millions	of 2026	2027	2028	2029	2030	Thereafter	Total
Future amortization expenses	$233	$193	$190	$145	$111	$309	$1,181

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

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Segment performance is the operating income (loss) reported excluding the amortization of acquisition-related intangible assets, share-based compensation expense, impairment of goodwill and acquisition related expenses.

The measure of assets has not been disclosed for each segment as it is not regularly provided to the CODM.

The accounting policies of the individual segments are the same as those described in the summary of significant accounting policies in Note 2 to the audited consolidated financial statements for the fiscal year ended December 27, 2025.

The following are segment results for each period as follows:

	Three months ended March 28, 2026
U.S. dollars in millions	Mobileye	Other	Total
Revenues	$549	$9	$558
Cost of revenues	186	2	—
Research and development, net	245	8	—
Sales and marketing	9	2	—
General and administrative	10	1	—
Segment performance	$99	$(4)	$95
Amortization of intangible assets			(113)
Share-based compensation			(84)
Acquisition related expenses			(6)
Goodwill impairment			(3,788)
Financial income (expense), net			14
Income (loss) before taxes on income			$(3,882)
Depreciation of property and equipment	$20	$—	$20

	Three months ended March 29, 2025
U.S. dollars in millions	Mobileye	Other	Total
Revenues	$428	$10	$438
Cost of revenues	134	2	—
Research and development, net	212	7	—
Sales and marketing	10	3	—
General and administrative	10	1	—
Segment performance	$62	$(3)	$59
Amortization of intangible assets			(111)
Share-based compensation			(65)
Financial income (expense), net			18
Income (loss) before taxes on income			$(99)
Depreciation of property and equipment	$18	$—	$18

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Total revenues based on the country that the product was shipped to were as follows:

	Three months ended
	March 28,	March 29,
U.S. dollars in millions	2026	2025
USA	$130	$111
China	113	100
Germany	77	74
South Korea	66	33
Slovakia	48	14
Poland	28	28
Hungary	26	17
United Kingdom	22	36
Czech Republic	20	7
Thailand	10	2
Rest of World	18	16
Total	$558	$438

We generate the majority of our revenue from the sale of our EyeQTM SoCs to OEMs primarily through sales to Tier 1 automotive suppliers. EyeQTM SoC sales represented approximately 92% and 94% of our revenue for each of the three months ended March 28, 2026 and March 29, 2025, respectively.

Major Customers

Revenue from major customers that amount to 10% or more of total revenue:

	Three months ended
	March 28,	March 29,
	2026	2025
Percent of total revenues:
Customer A	25%	37%
Customer C	18%	14%
Customer D	17%	15%
Customer B	15%	17%

Accounts receivable balances of major customers that amount to 10% or more of total accounts receivable balance:

	As of
	March 28,	December 27,
	2026	2025
Percent of total accounts receivables balance:
Customer A	32%	39%
Customer C	21%	14%
Customer D	14%	13%

NOTE 10 - MARKETABLE SECURITIES AND DEPOSITS

Marketable securities include U.S. government and corporate bonds for original maturities of up to 12 months and are classified as available for sale and measured at fair value with the related unrealized gains and losses included in other comprehensive income (loss), net. Short term deposits are short term unrestricted highly liquid investments with original maturities of more than three months at acquisition.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables summarize the Company’s marketable debt securities and short term deposits:

	March 28, 2026

U.S. dollars in millions	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. government bonds	$76	$—	$—	$76
U.S. corporate bonds	30	—	—	30
Short term deposits	27	—	—	27
Total	$133	$—	$—	$133

	December 27, 2025

U.S. dollars in millions	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. government bonds	$55	$—	$—	$55
Total	$55	$—	$—	$55

NOTE 11 - CONTINGENCIES

U.S. Class Action

On January 16, 2024, a putative class action captioned McAuliffe v. Mobileye Global Inc., et al., 1:24-CV-00310 (S.D.N.Y.), was filed in the United States District Court for the Southern District of New York against Mobileye and certain of its current and former officers. Following consolidation of the action with a substantively identical case, Le v. Mobileye Global Inc., et al., 1:24-CV-01390 (S.D.N.Y.), and the appointment of a lead plaintiff, an amended complaint was filed on September 13, 2024. In response to the defendants’ motion to dismiss, filed on October 25, 2024, lead plaintiff filed a second amended complaint on November 22, 2024. The second amended complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with defendants’ alleged misstatements and omissions concerning the build-up of excess inventory by certain Tier 1 Mobileye customers, and seeks unspecified damages and other relief on behalf of all persons and entities who purchased or otherwise acquired Mobileye securities between January 26, 2023 and August 8, 2024. The second amended complaint also includes claims asserted by an additional plaintiff under Sections 11 and 15 of the Securities Act of 1933 on behalf of a putative class of purchasers of Mobileye Class A common stock offered in Mobileye’s June 5, 2023 secondary offering. Mobileye and the individual defendants filed a motion to dismiss the second amended complaint on December 20, 2024. On January 24, 2025, the lead plaintiff filed a brief in opposition to Mobileye’s and the other named defendants’ motion to dismiss. On February 21, 2025, Mobileye and the other named defendants jointly filed a brief in reply to the lead plaintiff’s opposition brief. On April 16, 2025, the Court granted the defendants’ motion and dismissed the second amended complaint in full without leave to amend, closing the case. On May 16, 2025, the lead plaintiff filed a notice of appeal with the U.S. Court of Appeals for the Second Circuit. On July 11, 2025, the lead plaintiff filed a brief in support of their appeal. On August 15, 2025, Mobileye and the named defendants filed their opposition brief, and on September 5, 2025, the appellants filed their reply brief in further support of the appeal. Oral argument was held on December 4, 2025. On December 16, 2025, the Second Circuit issued a summary order affirming the Court’s dismissal of the second amended complaint in full. The time for the plaintiff to seek further review by filing a petition for a writ of certiorari with the U.S. Supreme Court has expired, and no such petition was filed. No provision was recorded in the condensed consolidated financial statements as of March 28, 2026.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

U.S. Patent Litigation

On January 26, 2024, Facet Technology Corp. (“Facet”) sued Mobileye in the U.S. District Court for the Eastern District of Texas for patent infringement. The suit accuses Mobileye Global Inc., Mobileye Vision Technologies Ltd., and Mobileye Inc. of allegedly infringing two expired patents. Despite expiration of the patents, the suit seeks injunctive relief and a permanent injunction as well as unspecified damages, fees and costs. Mobileye Vision Technologies Ltd. and Mobileye Inc., sued Facet in the U.S. District Court of Minnesota seeking a declaratory judgment of non-infringement of both patents. Before either action was answered, the Patent Trial and Appeal Board (“PTAB”) of the US Patent and Trademark Office instituted two Inter Parte Review (IPR) proceedings on both patents, and both district court actions were stayed. The parties are challenging aspects of the PTAB’s determinations, and the district court actions remain stayed. We intend to defend these matters vigorously. No provision was recorded in the condensed consolidated financial statements as of March 28, 2026.

NOTE 12 - GOODWILL

The following table presents the carrying amount of goodwill by segment as of March 28, 2026 and December 27, 2025.

U.S. dollars in millions	Mobileye	Other	Total
December 27, 2025	$8,089	$111	$8,200
Business combination (1)	498	—	498
Impairment	(3,788)	—	(3,788)
March 28, 2026	$4,799	$111	$4,911
(1)	Goodwill arising from the acquisition of Mentee Robotics has been allocated to the Mobileye reporting segment.

During the first quarter of 2026, the Company performed an interim quantitative goodwill impairment analysis for the “Mobileye” reporting unit, due to a 35% decline in the price of the Company’s Class A common stock, and corresponding market capitalization since the most recent assessment date, as well as increased uncertainty in the macroeconomic and geopolitical environment. The quantitative assessment was performed by measuring the reporting unit’s fair value using the income approach, based on the expected present value of estimated future cash flows. The fair value measurement is categorized as Level 3 within the fair value hierarchy due to the use of unobservable inputs such as financial projections, terminal growth rate, and discount rate. When using the income approach, we tested the reasonableness of the inputs and outcomes of our discounted cash flow analysis against available market data. As part of this analysis, we determined that a significant increase in the discount rate was required relative to the discount rate used in our most recent assessment. This increase resulted from higher market‑based and Mobileye-specific risk premiums associated with changes in global macroeconomic conditions in 2026, including heightened geopolitical risks related to operations in the Middle East, particularly the conflict between Israel and Iran, as well as increased uncertainty related to the evolving competitive landscape.

The results of the impairment analysis indicated that the carrying value of the Mobileye reporting unit was in excess of its fair value. Therefore, the Company has recorded a non-cash impairment loss of $3,788 million, under “goodwill impairment” in the Condensed Consolidated Statements of Operations.

Our impairment conclusion is sensitive to the market capitalization in that a further sustained decline in the Company’s market capitalization may require additional analysis to support the reasonability of our implied control premium, and may require further adjustments to certain key assumptions underlying our valuation.

No impairment was identified in any of the other reporting units.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 13 - BUSINESS COMBINATIONS

On February 3, 2026, the Company and Mobileye Vision Technologies Ltd. (a wholly-owned indirect subsidiary of the Company) acquired 100% of the issued and outstanding stock of Mentee Robotics, an AI-first humanoid robotics company, pursuant to the Share Purchase Agreement.

The Share Purchase Agreement provided for an aggregate purchase price of $900 million, which consisted of (i) approximately $612 million in cash, and (ii) 26,279,824 shares of Class A common stock of the Company. The entirety of such Class A common stock was allocated to the Mentee Founders (the “Aggregate Stock Consideration”). 10% of the Aggregate Stock Consideration is subject to a six month lock-up period pursuant to a Lock-Up Agreement. The remaining 90% of the Aggregate Stock Consideration was deposited with a deferred consideration trustee and will be released in equal portions twenty-four and forty-eight months after the closing date of February 3, 2026, subject to continued employment, or under certain circumstances affiliation, with the Company and its subsidiaries. Prof. Amnon Shashua received 37.83% of the total consideration, valued at approximately $341 million, paid evenly in cash and Class A Common Stock, and Prof. Shai Shalev-Shwartz received 13.07% of the total consideration, valued at approximately $118 million, paid evenly in cash and the Company’s Class A common stock.

At the closing, $95 million of the purchase price was deposited with an escrow agent (provided that with respect to the Mentee Founders, 50% of their pro rata portion of the escrow was deposited in the form of Class A common stock) to secure the post-closing purchase price adjustments and certain indemnification obligations of the shareholders of Mentee Robotics.

Pursuant to the Share Purchase Agreement, (i) all vested options to acquire shares of Mentee Robotics (each option, a “Mentee Option”) and 20% of unvested Mentee Options (“Accelerated Options”) were cancelled and converted into the right to receive a portion of the cash consideration based on the intrinsic value of such Mentee Options at the purchase price and (ii) all remaining unvested Mentee Options were cancelled and converted into the right to receive a number of unvested RSUs of the Company calculated based on the volume weighted average of the closing sale prices for the Company’s Class A common stock over the thirty (30) Trading Days ending immediately prior to February 3, 2026 and with a value equal to the intrinsic value of such Mentee Options at the purchase price.

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

Purchase Price Allocation

The following table summarizes the purchase consideration for the Acquisition of Mentee Robotics:

U.S. dollars in millions
Cash paid for outstanding Mentee shares (1)	$583
Cash paid for vested Mentee options (2)	24
Total cash consideration	607
Fair value of Mobileye Class A common stock issued to Mentee Founders (3)	23
Fair value of Mentee options assumed by Mobileye (4)	7
Total purchase consideration	$637
(1)	Represents the cash consideration paid to Mentee Robotics shareholders for their outstanding Mentee shares.
(2)

Represents the cash consideration paid to Mentee Robotics employees for their vested options and accelerated options (which were converted into the right to receive cash consideration) for the portion attributable to the pre-combination service period. The portion of accelerated options value which is attributable to post-combination service period, amounted to $4 million and was recognized as an immediate expense.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(3)

Represents the fair value of the Class A common stock (as of the closing date) issued to Mentee Founders that are not subject to continuing employment (10% of the Aggregate Stock Consideration). The substantial majority of the Class A common stock issued to Mentee Founders (90% of the Aggregate Stock Consideration) is contingent on continuing employment and therefore not recognized as part of the total purchase consideration of $637 million. The fair value of these Restricted Shares, amounting to $207 million will be recognized as share-based compensation expense over two and four years.

(4)

Represents the fair value of Mentee Robotics options attributable to pre-acquisition services. The fair value of Mobileye RSUs that replaced Mentee Robotics unvested options that is attributable to post-combination services amounts to $10 million and will be recognized as an expense over a service period of up to four years.

Total purchase consideration has been allocated as follows:

U.S. dollars in millions
Cash and cash equivalents	$16
Other current assets	1
Property and equipment, net	1
Intangible assets (1)	128
Goodwill	498
Deferred tax assets	2
Other long-term assets	1
Total assets acquired	647
Accounts payable and accrued expenses	*
Employee related accrued expenses	1
Other current liabilities	1
Deferred tax liabilities	8
Total liabilities assumed	10
Fair value of net assets acquired (2)	$637

* Less than $1 million.

(1)

The fair value of the Developed IP Asset was determined using the Multi-Period Excess Earnings Method and will be amortized over a useful life of 9 years. The significant assumptions used include useful economic life, estimated annual net cash flows, discount rate and applicable tax rate.

(2)	The fair value of the assets and liabilities acquired is based on our preliminary valuations. Final adjustments may be made to the purchase price allocation if more information becomes available.

The goodwill is primarily attributable to the expected synergies and other benefits that will be generated from the combination of Mobileye and Mentee Robotics, as well as the value attributable to the assembled workforce. Goodwill arising from the Acquisition has been allocated to the Mobileye reporting segment.

The Law for Encouragement of Knowledge-Intensive Industry (Temporary Order) — 2023 by the Israel Tax Authorities, generally referred to as the “Angels Law”, offers several incentives to promote investments in Israeli high-tech companies. Notably, it allows a five-year amortization period for the acquisition cost of an Israeli high-tech company. To qualify for this tax benefit, certain requirements must be met, as defined by the Angels Law. The Company expects the acquisition of Mentee Robotics to satisfy the requirements for tax incentives under the Angels Law.

For U.S. tax purposes, the Company has elected to treat the acquisition as an asset purchase. The election will result in a step‑up in the tax basis of the acquired assets to their estimated fair values. The step‑up will create deductible temporary differences primarily related to intangible assets and goodwill, which are expected to be amortized over fifteen years for U.S. tax purposes.

During the three months ended March 28, 2026, we incurred $6 million of transaction costs related to the Acquisition which were recorded in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The operating results of Mentee Robotics have been included in the condensed consolidated statements of operations and comprehensive income (loss) since the acquisition date and are not material. Proforma financial information has not been presented because the impact of the acquisition was not material to the condensed consolidated statements of operations and comprehensive income (loss).

NOTE 14 - SUBSEQUENT EVENTS

In March 30, 2026, the Company’s compensation committee approved the issuance of restricted stock units to be issued under our 2022 Plan. The total aggregate fair value of RSUs granted was $21.0 million, which consisted of 2,906 thousand RSUs, which will vest over a service period of three years.

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

Company Overview

Mobileye is a leader in the development and deployment of advanced driver assistance systems (“ADAS”) and autonomous driving technologies and solutions. We pioneered ADAS technology more than 25 years ago and have continuously expanded the scope of our ADAS offerings, while leading the evolution to autonomous driving solutions. On February 3, 2026, we completed the acquisition of Mentee Robotics, a humanoid robotics company. This acquisition combines Mobileye’s advanced artificial intelligence (“AI”) technology and global production expertise with Mentee Robotics’ breakthrough humanoid platform and deep AI talent, creating a comprehensive provider of Physical AI technology across two transformative markets: autonomous driving and humanoid robotics.

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

As of March 28, 2026, our solutions had been installed in approximately 1,400 vehicle models (including local country, year, and other vehicle model variations), and our System-on-Chips (“SoCs”) had been deployed in more than 248 million vehicles. We are actively working with more than 50 Original Equipment Manufacturers (“OEMs”) worldwide on the implementation of our ADAS solutions. In the three months ended March 28, 2026, we shipped approximately 10.8 million of our systems, the substantial majority of which were EyeQTM SoCs. This represents an increase from the approximately 8.5 million of our systems that we shipped in the first three months of 2025.

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

Operations in Israel.

On October 7, 2023, Hamas launched a series of attacks on civilian and military targets in Southern Israel and Central Israel, to which the Israel Defense Forces responded. In addition, Iran, Hezbollah and the Houthi movement attacked military and civilian targets in Israel, to which Israel responded, including through increased air and/or ground operations in Lebanon, Syria, Yemen and Iran. Following years of conflict in the region, on October 9, 2025, Israel, Hamas, the United States and other countries in the region agreed to a framework for a ceasefire in Gaza between Israel and Hamas. On February 28, 2026, the United States and Israel launched joint combat operations in Iran to which Iran and Hezbollah responded with ballistic missile and drone attacks on Israel as well as other countries and U.S. military bases in the region. On April 8, 2026, the United States and Iran agreed to a two-week ceasefire. How long and how severe the current conflicts in Gaza, Northern Israel, Lebanon, Iran or the broader region last and become is unknown at this time and any continued clash among Israel, Hamas, Hezbollah, Iran or other countries or militant groups in the region may escalate in the future into a greater regional conflict. To date, our operations have not been materially affected, although as of April 15, 2026 approximately 7.0% of our employees have been called to reserve duty in the Israel Defense Forces. However, since these are events beyond our control, their continuation or cessation may affect our expectations. We continue to monitor political and military developments closely and examine the consequences for our operations and assets.

Acquisition of Mentee Robotics

On February 3, 2026, the Company and Mobileye Vision Technologies Ltd. (a wholly-owned indirect subsidiary of the Company) acquired 100% of the issued and outstanding stock of Mentee Robotics (such transaction, the “Acquisition”), pursuant to a share purchase agreement dated as of January 5, 2026, by and among the Company, Mobileye Vision Technologies Ltd., Mentee Robotics, the shareholders of Mentee Robotics, and Shareholder Representative Services LLC, as the exclusive representative of the Mentee Robotics shareholders. The Share Purchase Agreement provided for an aggregate purchase price of $900 million, which consisted of (i) approximately $612 million in cash (subject to certain adjustments,) and (ii) 26,279,824 shares of Class A common stock of the Company. The entirety of such Class A common stock was allocated to the founders of Mentee Robotics, which include Prof. Shashua, our President and CEO, and Prof. Shai Shalev-Shwartz, our Chief Technology Officer.

Our Business Model

We currently derive substantially all of our revenue from our commercially deployed ADAS solutions, including our Premium ADAS solutions. We are now approaching the start of production of an advanced set of solutions, including Mobileye Surround ADAS™, Mobileye SuperVision™, Mobileye Chauffeur™ and Mobileye Drive™. These solutions are propelled by our EyeQTM6 SoC and subsequent EyeQTM generations, our next-generation software solutions, and our software-defined imaging radars. We expect these solutions will, over time, meaningfully contribute to changes in our mix of revenue and result in broader adoption of premium ADAS and AV products by our customers.

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

Key Factors Affecting Our Performance

We believe there are several important factors that have affected and that we expect to continue to affect our results of operations:

Global demand for automotive vehicles. Our business performance is related to global automotive sales and automotive vehicle production by our OEM customers. Economic conditions in North America, Europe and Asia can have a large impact on the production volume of new vehicles, and, accordingly, have an impact on our revenue. Our OEM customers’ production can vary from period to period due to global demand, market conditions and competitive conditions, geopolitical issues including trade restrictions and tariffs, as well as other factors. For example, towards the end of the first half of 2024, global automotive production forecasts weakened, which disproportionately impacted our core customers, primarily due to their continued market share losses in China. We cannot be certain of the severity and length of the continued volatility in the global automotive market, including macro factors impacting our sales to OEMs in China, and the extent of the adverse effect that such volatility could have on our results of operations, financial condition and business in the long term. While automotive production has now recovered to approximately 2019 levels, current uncertain economic conditions and inflation may contribute to a reduction in consumer demand. In addition to economic conditions, in prior periods we have experienced variability in customer ordering patterns and demand timing driven by supply chain disruptions, inventory management practices and changes in OEM production expectations, including customers accelerating orders during periods of constrained supply and subsequently utilizing accumulated inventory before placing new orders. While these dynamics have largely normalized, similar fluctuations in customer ordering behavior, production estimates or inventory levels may recur in future periods and could result in variability in the timing of our revenue recognition. Additionally, recent increased demand for semi-conductor and other components has resulted in component shortages, price increases and longer order lead times, which may increase the pricing of our solutions and/or our ability to meet our customers’ demand. Certain Tier 1 customers may increase their orders for our solutions to counteract these component shortages and any resulting price increases or other impacts, causing some demand for our solutions and the corresponding revenue to be shifted to earlier time period than otherwise would have occurred. ADAS volumes have grown faster in recent years than the overall automotive market as ADAS penetration rates have increased, and we believe that we will continue to benefit from that trend. Our revenue of $558 million in the three months ended March 28, 2026 was up 27% year-over-year. Continued or future constraints on global automotive production resulting from the effects of economic uncertainty, both global and in specific markets in which we operate, may be a limiting factor on our ability to increase revenue. We expect to continue to capitalize on our strong and collaborative relationships with OEMs and Tier 1s to expand our presence in key markets and capture the long-term growth opportunities in those markets.

Acquisition and integration of new technologies and expansion into adjacent markets. Our results of operations may be affected by our ability to successfully integrate acquired businesses and technologies and to effectively allocate resources to new areas of development. On February 3, 2026, we acquired Mentee Robotics, a privately held Israeli company focused on humanoid robotics. The integration of Mentee Robotics’ personnel, technology and operations may require significant management attention, capital investment and operating expenses, and we may not realize the anticipated benefits of the acquisition on the expected timeline or at all. Humanoid robotics is a nascent and rapidly evolving area characterized by significant technical complexity, long development timelines, potentially high capital requirements, uncertain customer demand and evolving regulatory and safety frameworks. Our investment in this area may result in increased research and development and operating expenses and may divert resources from our core ADAS and autonomous driving initiatives. In addition, the timing and extent of commercialization of humanoid robotics solutions remains uncertain with respect to scalability, economic viability and regulatory approval. As a result, our expansion into adjacent markets, including through the acquisition of Mentee Robotics, may adversely affect our results of operations, margins and cash flows, particularly in the near to medium term.

Trade policies, sanctions and import and export controls. Trade policies and international disputes at times result in increased tariffs, trade barriers and other restrictions, which can increase our manufacturing costs, make our solutions less competitive, reduce demand for our solutions, limit our ability to sell to certain customers, limit our ability to procure raw components or raw materials or impede or slow the movement of our goods across borders. In addition, tariffs could lead to higher prices for finished automobiles, which would reduce demand for automobiles and thus the market for our products. During 2025, the United States implemented a series of broad-based and sector-specific tariffs affecting passenger vehicles, automotive components and other industrial inputs, as well as country-specific tariff regimes and reciprocal trade measures. These actions were accompanied by ongoing bilateral and multilateral negotiations, interim trade agreements, pauses, delays and retaliatory measures by certain countries, resulting in significant uncertainty regarding the scope, timing and duration of applicable tariffs and export controls. In addition, sector-specific measures announced during 2025, including tariffs on certain raw materials, and export controls affecting the semiconductor supply chain, have increased complexity and risk across global automotive and technology markets. As of the date of this report, there remains a high degree of uncertainty surrounding U.S. trade policy, how it will be implemented, how other countries will react, and how it will ultimately impact our industry and business. For example, our customers may have shifted or will shift orders for components and parts, including our solutions, adjust sourcing strategies or modify productions schedules, which could shift demand for our solutions and corresponding revenue between periods. While we continually evaluate changes in U.S. trade policy and global reactions thereto, as well as our ability to mitigate their impact, these developments may negatively impact our customers, our results of operations and our business. For additional information, see “Item IA - Risk Factors - We are subject to risk related to trade policies, sanctions, and import and export controls” in our 2025 Form 10-K.

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

Consumer adoption of our ADAS and autonomous driving solutions. Our financial performance is in part driven by public awareness and demand for ADAS solutions. Over time we expect autonomous driving solutions to contribute meaningfully to our revenue growth. As a result, consumers’ demand for, and willingness to adopt, ADAS and autonomous driving technologies, including robotaxi services will significantly impact our financial performance. We believe that our leadership position in ADAS positions us to continue to set the standard for advanced autonomous solutions and will help us benefit from increasing consumer confidence in and demand for autonomous technology over time.

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

The cost of input materials and manufacturing costs are significant factors affecting our gross margin. Material costs are affected by a variety of factors, including the availability of sufficient supply to meet market demand. For example, in late 2021, semiconductor fabrication costs increased as a result of a global supply shortage that began in 2020. We experienced increases in input costs in 2022 and 2023 as a result of supply chain shortages, including the global semiconductor shortage, and inflationary pressures. While we were largely successful in increasing our ASPs to reflect these cost increases, we experienced a reduction in percentage gross margin as a result of these cost increases. More recently, the AI industry has generated increased demand for components necessary for the production of our solutions, including EyeQ™ SoCs and ECUs for our SuperVision™, Mobileye Chauffeur™ and Mobileye Drive™ solutions. This new demand has resulted in and may continue to result in increased competition for and shortages of components necessary for our solutions and substantial increases in prices for such components. Our gross margin has been and may continue to be affected by our ability to offset these and any future cost increases through realizing pricing increases on our solutions and achieving decreases in other production costs. We work closely with STMicroelectronics, Quanta Computer and other suppliers on a continuous basis to manage material costs, increase yields and improve manufacturing, assembly, and test costs.

Supply and manufacturing capacity. Our solutions are dependent on the global semiconductor supply chain. The continued and timely supply of input materials, the availability of manufacturing capacity, and packaging and testing services at reasonable prices impact our ability to meet customer demand. Supply chain disruptions, shortages of raw material, such as wafers and substrates, and manufacturing limitations could limit our ability to meet customer demand and result in delayed, reduced, or canceled orders. In prior periods, we experienced supply chain disruptions, raw material shortages and manufacturing capacity constraints that reduced the availability of key components, including EyeQ™ SoCs, and resulted in lower inventory levels and limitations on our ability to meet customer demand. As supply conditions improved, we increased inventory levels to help mitigate potential future constraints. However, if similar disruptions were to recur, depending on their duration and severity, we may again be required to operate with reduced inventory levels, which could limit our ability to meet customer demand. As a result, we are substantially reliant on timely shipments of EyeQTM SoCs from STMicroelectronics and ECUs from Quanta Computer (or other suppliers) and may in the future become reliant on additional suppliers such as TSMC, to fulfill customer orders and if such a shortfall of chips or ECUs were to occur, we may be unable to offset future supply constraints through the use of inventory on hand. Further, in 2025 and in 2026 the AI industry has generated increased demand for components necessary for the production of our solutions, including EyeQ™ SoCs and ECUs for our SuperVision™, Mobileye Chauffeur™ and Mobileye Drive™ solutions. This new demand has resulted in and may continue to result in incrased competition for and shortages of components necessary for our solutions, substantial increases in prices for such components and suppliers requiring us to increase lead times and purchase greater quantities of such components in advance in order to ensure we secure sufficient supply. Such shortages of components, as well as the increases in pricing, order requirements and lead times, has and may continue to impact our ability to supply solutions to our customers in order to meet demand as well as impact OEMs’ ability to purchase our solutions. Our reliance on single or limited suppliers and vendors for certain components, equipment, and services and the aforementioned shortages of substrates and other components have led to increased supply chain risks and continue to stress our ability to meet the supply demands of our customers. To mitigate these supply chain constraints, management continues to monitor inventory levels on an ongoing basis. Although we cannot fully predict the length and the severity of the impact these pressures will have on a long-term basis, we do not anticipate that our current supply chain constraints would materially adversely affect our results of operations, capital resources, sales, profits, and liquidity on a long-term basis.

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

EyeQTM SoC sales represented approximately 92% and 94% of our revenue for the three months ended March 28, 2026 and March 29, 2025, respectively. Sales of our SuperVision™ product represented half of the reminder of our revenue for the three months ended March 28, 2026 and less than half of the remainder of our revenue for the three months ended March 29, 2025. Revenue from the sale of our EyeQTM products is recognized at the time of product shipment from our facilities, as determined by the agreed-upon shipping terms. Our sales to any single Tier 1 automotive supplier typically cover more than one OEM and more than one production program from any OEM.

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

Research and Development Expenses, net

Research and development expenses primarily consist of expenses associated with personnel related expenses, facilities, equipment and supplies for research and development activities, materials, parts and other prototype development, cloud computing services, consulting and other professional services, amortization of acquired intangible asset related to developed IP, quality assurance within the development programs, and allocated overhead costs.

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

Goodwill Impairment

Goodwill impairment expenses consist of a non-cash impairment loss recognized for the goodwill of the “Mobileye” reporting unit in the three months ended March 28, 2026, as a result of the impairment analysis the Company performed during the first quarter of 2026.

Financial Income (Expense), net

Financial income (expense), net, consists primarily of income related to investments in money market funds, short term deposits as well as income from marketable securities, and fluctuations in value due to foreign exchange differences between our monetary assets and liabilities denominated in New Israeli Shekels and to a much lesser extent, the Euro, the Chinese Yuan, the Japanese Yen, and other currencies.

Benefit (provision) for income taxes

Benefit (provision) for income taxes consists primarily of income taxes related to the United States, Israel and other foreign jurisdictions in which we conduct business. We also have incurred deferred tax liabilities with respect to tax amortization of certain acquired intangible assets. We are eligible for certain tax benefits in Israel under the Investment Law, at a reduced tax rate, subject to specified terms. In addition, in 2021, the OECD announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15%. Subsequently, multiple sets of administrative guidance have been issued. Many non-US tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 (including the European Union Member States), with the adoption of additional components in later years, or announced their plans to enact legislation in future years. In Israel, the regulations of Pillar Two Model Rules became effective for tax years beginning after January 1, 2026. The Pillar Two Model Rules does not have a material effect on our income tax provision for the 2026 fiscal year. We are continuing to evaluate the impacts of enacted legislation and pending legislation to enact Pillar Two Model Rules in the non-US tax jurisdictions in which we operate. The Company is a constituent entity of its Parent for Pillar Two Model Rules purposes.

On March 29, 2026, the Israeli Knesset approved the Law for the Encouragement and Promotion of Research and Development, 2026 (the “Incentive Law”). The Incentive Law introduces a framework of incentives for research and development activities, to be provided either as a tax credit or as a cash grant in lieu thereof, and is intended to align with the OECD Pillar Two framework. As of the date of approval of these financial statements, the Company is assessing the potential impact of the Incentive Law on its operations, including its effect on the Company’s results of operations and eligibility for incentives.

The Israeli operations of Mobileye, Moovit and Mentee Robotics are taxable in the United States as a branch entity. As a result, these operations are taxed both in the United States and Israel. For U.S. tax purposes, there are favorable future tax deductions that we have not benefited due to a valuation allowance position. If warranted, based on the assessment of verifiable evidence in support of the realization of deferred tax assets, the valuation allowances may be released, resulting in a tax benefit.

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

Results of Operations

The following table sets forth our results of operations in dollars and as a percentage of revenue for the periods indicated:

	Three months Ended
	March 28, 2026		March 29, 2025
		% of		% of
U.S. dollars in millions	Amount	Revenue	Amount	Revenue
Revenue	$558	100%	$438	100%
Cost of revenue	283	51%	231	53%
Gross profit	275	49%	207	47%
Operating expenses:
Research and development, net	323	58%	275	63%
Sales and marketing	29	5%	31	7%
General and administrative	31	6%	18	4%
Goodwill impairment	3,788	679%	—	—%
Total operating expenses	4,171	747%	324	74%
Operating income (loss)	$(3,896)	(698)%	$(117)	(27)%
Financial income (expense), net	14	3%	18	4%
Income (loss) before income taxes	(3,882)	(696)%	(99)	(23)%
Benefit (provision) for income taxes	64	11%	(3)	(1)%
Net income (loss)	$(3,818)	(684)%	$(102)	(23)%
(1)	Includes amortization of acquired intangible assets, as follows:

	Three months Ended
U.S. dollars in millions	March 28, 2026	March 29, 2025
Cost of revenue	$95	$94
Research and development, net	2	—
Sales and marketing	16	17
Total amortization of acquired intangible assets	$113	$111
(2)	Includes share-based compensation expense, as follows:

	Three months Ended
U.S. dollars in millions	March 28, 2026	March 29, 2025
Research and development, net	$68	$57
Sales and marketing	2	1
General and administrative	14	7
Total share-based compensation	$84	$65

Comparison of the Three Months ended March 28, 2026 and March 29, 2025

Revenue

In the three months ended March 28, 2026, revenue increased by $120 million, or 27%, compared to the three months ended March 29, 2025, mainly due to an increase of $100 million, or 24%, in EyeQTM SoC revenue, primarily attributable to a 28% increase in volume attributable to higher EyeQ demand, as well as to the normalization of safety stock levels at our Tier 1 customers, as a result of a certain draw down which took place in the fourth quarter of 2025.

Cost of Revenue

In the three months ended March 28, 2026, our cost of revenue increased by $52 million, or 23%, compared to the three months ended March 29, 2025, due to an increase of $52 million in manufacturing costs, mainly resulting from the increase in sales of EyeQTM systems, in addition to an increase in sales of SuperVisionTM systems.

Gross Profit and margin

In the three months ended March 28, 2026, our gross profit increased by $68 million, or 33%, compared to the three months ended March 29, 2025. This increase was mainly driven by the increase in sales of EyeQTM systems.

Our gross margin increased from 47% for the three months ended March 29, 2025, to 49% for the three months ended March 28, 2026. This increase was primarily due to the lower impact of amortization of intangible assets as a percentage of revenue, partially offset by a higher EyeQ-related cost per unit given the different mix of EyeQ products sold.

Research and Development Expenses, net

Research and development expenses, net, in the three months ended March 28, 2026, increased by $48 million, or 17%, compared to the three months ended March 29, 2025. This increase was primarily due to an increase in payroll and related expenses, resulting from an increase in salary expenses and unfavorable fluctuation of New Israeli Shekels against U.S dollars. In addition, stock based compensation expense increased, mainly given the additional equity awards granted as part of the acquisition of Mentee Robotics.

Sales and Marketing Expenses

Sales and marketing expenses in the three months ended March 28, 2026, decreased by $2 million, or 6%, compared to the three months ended March 29, 2025, mainly given lower marketing expenses.

General and Administrative Expenses

General and administrative expenses in the three months ended March 28, 2026, increased by $13 million, or 72%, compared to the three months ended March 29, 2025. This increase was primarily related to transaction costs associated with the acquisition of Mentee Robotics, as well as to higher stock based compensation, resulting mainly from the acquisition of Mentee Robotics.

Goodwill Impairment

Goodwill impairment expenses were $3,788 million in the three months ended March 28, 2026 and zero in the three months ended March 29, 2025. During the first quarter of 2026, the Company performed an interim quantitative goodwill impairment analysis for the “Mobileye” reporting unit, resulting in a non-cash impairment loss. For further details, refer to Note 12 to the Condensed Consolidated Financial Statements included in this report.

Financial Income (expense), net

Financial income, net, in the three months ended March 28, 2026, was $14 million compared to $18 million in the three months ended March 29, 2025. This decrease was mainly due to a decrease in interest earned on investment in money market funds due to cash used for the acquisition of Mentee Robotics and a decrease derived from the impact of fluctuations in foreign exchange rates, partially offset by an increase in interest earned on short term bank deposits.

Benefit (Provision) for Income Tax

Benefit for income tax in the three months ended March 28, 2026, was $64 million compared to a provision for income tax of $(3) million in the three months ended March 29, 2025. This $67 million change is mainly due to the deferred tax effect of goodwill impairment to the Mobileye reporting unit.

Liquidity and Capital Resources

We believe we have sufficient sources of funding to meet our business requirements and plans for the next 12 months and in the longer term. Cash generated by operations is our primary source of liquidity for funding our strategic business requirements.

Our primary uses of funds have been for funding increases in headcount in our research and development departments, investments attributable to new product development, as well as for funding our capital expenditures, and the recent acquisition of Mentee Robotics, a humanoid robotics company. Our capital expenditures for purchase of property and equipment have related mainly to data storage and other computer related equipment, expenditure related to research and development projects including data farming and cloud compute and to leasehold improvements, and were $30 million and $14 million for the three months ended March 28, 2026 and March 29, 2025, respectively. Cash paid for the acquisition of Mentee Robotics, net of cash acquired, was $591 million.

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

Cash Flows

The following table sets forth certain consolidated statements of cash flow data:

	Three months Ended
U.S. dollars in millions	March 28, 2026	March 29, 2025
Net cash provided by operating activities	$75	$109
Net cash used in investing activities	(699)	(25)
Net cash provided by financing activities	—	3
Effect of foreign exchange rate changes on cash and cash equivalents	2	2
Increase (decrease) in cash, cash equivalents and restricted cash	$(622)	$89

Operating activities

For the three months ended March 28, 2026 compared to the three months ended March 29, 2025, the $34 million decrease in cash provided by operating activities was mainly due to a higher increase in trade accounts receivable and a lower decrease in inventory compared to prior year period, due to the increase in sales and the relatively low accounts receivable balance as of the end of 2025. This was partially offset by an increase in accounts payable, accrued expenses and related party payable compared to a decrease in prior year period.

Investing activities

Net cash used in investing activities in the three months ended March 28, 2026 and the three months ended March 29, 2025 was $699 million and $25 million, respectively. The three months ended March 28, 2026 include $591 million net cash paid for the acquisition of Mentee Robotics. In both periods net cash used in investing activities include capital expenditures and debt investments.

Financing activities

Net cash provided by financing activities in the three months ended March 28, 2026 and the three months ended March 29, 2025 was $0 million and $3 million, respectively, consisting of share-based compensation recharge with Intel.

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

Severance pay liability was $78 million as of March 28, 2026 and December 27, 2025.

Lease liabilities

We have lease agreements for vehicles and offices. We lease office space in various locations in Israel and around the world including USA, Germany and China. All leases are operating leases with fixed payment terms where some of the leases include annual increases to lease payments based on an index or a rate. Lease liabilities, representing the present value of future lease payments, have increased from $62 million as of December 27, 2025 to $63 million as of March 28, 2026, reflecting mainly new lease contracts, partially offset by the progress in lease payments for existing arrangements.

Indebtedness

We have several bank guarantees aggregating approximately $22 million as of March 28, 2026 (denominated in New Israeli Shekels) mainly in connection with lease agreements and import of vehicles.

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

Our non-GAAP financial measures reflect adjustments for amortization charges for our acquisition-related intangible assets, share-based compensation expenses, acquisition-related expenses, impairment of goodwill and the related income tax effects where applicable. We exclude amortization charges for our acquisition-related intangible assets for purposes of calculating certain non-GAAP measures, although revenue is generated, in part, by these intangible assets, to eliminate the impact of these non-cash charges that are inconsistent in size and are significantly impacted by the timing and valuation of our acquisitions. We believe that the exclusion of share-based compensation expense is appropriate because it eliminates the impact of non-cash expenses for equity-based compensation costs that are based upon valuation methodologies and assumptions that vary over time, and the amount of the expense can vary significantly between companies due to factors that are unrelated to their core operating performance and that can be outside of their control. Although we exclude share-based compensation expenses from our non-GAAP measures, equity compensation has been, and will continue to be, an important part of our future compensation strategy and a significant component of our future expenses, and may increase in future periods. We believe that the exclusion of goodwill impairment is appropriate because it does not reflect our core operating performance, and excluding such non-cash impairment loss facilitates a useful evaluation of our performance and comparisons to past operating results. acquisition-related expenses include professional fees and other costs incurred in connection with business combinations. We believe exclusion of acquisition-related expenses is appropriate because they are transaction-specific costs and not reflective of our ongoing operating results.

Adjusted Gross Profit and Margin

We define Adjusted Gross Profit as gross profit presented in accordance with GAAP, excluding amortization of acquisition related intangibles and share-based compensation expense. Adjusted Gross Margin is calculated as Adjusted Gross Profit divided by total revenue.

Set forth below is the reconciliation of gross profit to Adjusted Gross Profit and the calculations of Gross Margin and Adjusted Gross Margin:

	Three months Ended
	March 28, 2026		March 29, 2025
U.S. dollars in millions	Amount	% of Revenue	Amount	% of Revenue
Gross Profit and Margin	$275	49%	$207	47%
Add: Amortization of acquired intangible assets	95	17%	94	21%
Add: Share-based compensation expense	—	—%	—	—%
Adjusted Gross Profit and Margin	$370	66%	$301	69%

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

Our Adjusted Gross Margin decreased from 69% for the three months ended March 29, 2025 to 66% for the three months ended March 28, 2026. This was mainly due to a higher EyeQ™-related cost per unit given the different mix of EyeQ™ products sold. The decrease was also related to higher percentage of revenue attributable to SupervisionTM.

Adjusted Operating Income (Loss) and Margin

We define Adjusted Operating Income (Loss) as operating income (loss) presented in accordance with GAAP, adjusted to exclude amortization of acquisition related intangibles and share-based compensation expenses, acquisition-related expenses and impairment of goodwill. Operating Margin is calculated as operating income (loss) divided by total revenue, and Adjusted Operating Margin is calculated as Adjusted Operating Income (Loss) divided by total revenue.

Set forth below is the reconciliation of operating income (loss) to Adjusted Operating Income (Loss) and the calculations of Operating Margin and Adjusted Operating Margin:

	Three months Ended
	March 28, 2026		March 29, 2025
U.S. dollars in millions	Amount	% of Revenue	Amount	% of Revenue
Operating Income (Loss) and Margin	$(3,896)	(698)%	$(117)	(27)%
Add: Amortization of acquired intangible assets	113	20%	111	25%
Add: Share-based compensation expense	84	15%	65	15%
Add: Acquisition related expenses	6	1%	—	—%
Add: Goodwill impairment	3,788	679%	—	—%
Adjusted Operating Income (Loss) and Margin	$95	17%	$59	13%

Our Operating Loss increased by $3,779 million in the three months ended March 28, 2026 compared to the three months ended March 29, 2025, mainly due to the goodwill impairment loss recognized this quarter.

Our Adjusted Operating Income increased by $36 million in the three months ended March 28, 2026 compared to the three months ended March 29, 2025, mainly due to higher Adjusted Gross Profit, partially offset by an increase in operating expenses.

Our Adjusted Operating Margin increased from 13% for the three months ended March 29, 2025 to 17% for the three months ended March 28, 2026, due to lower operating expenses as a percentage of revenue, partially offset by lower Adjusted Gross Margin.

Adjusted Net Income (Loss)

We define Adjusted Net Income (Loss) as net income (loss) presented in accordance with GAAP, adjusted to exclude amortization of acquisition related intangibles and share-based compensation expenses, acquisition-related expenses, impairment of goodwill and the related income tax effects. Income tax effects have been calculated using the applicable statutory tax rate for each adjustment taking into consideration the associated valuation allowance impacts. The adjustment for income tax effects consist primarily of the deferred tax impact of the amortization of acquired intangible assets and impairment of goodwill.

Set forth below is the reconciliation of net income (loss) to Adjusted Net Income (Loss):

	Three months Ended
	March 28, 2026		March 29, 2025
U.S. dollars in millions	Amount	% of Revenue	Amount	% of Revenue
Net Income (Loss)	$(3,818)	(684)%	$(102)	(23)%
Add: Amortization of acquired intangible assets	113	20%	111	25%
Add: Share-based compensation expense	84	15%	65	15%
Add: Acquisition related expenses	6	1%	—	—%
Add: Goodwill impairment	3,788	679%	—	—%
Less: Income tax effects	(77)	(14)%	(11)	(3)%
Adjusted Net Income (Loss)	$96	17%	$63	14%

Our net loss increased by $3,716 million in the three months ended March 28, 2026, compared the three months ended March 29, 2025, primarily due to the goodwill impairment loss recognized this quarter.

We had an Adjusted Net Income of $96 million in the three months ended March 28, 2026 compared to an Adjusted Net Income of $63 million in the three months ended March 29, 2025, primarily due to the increase in Adjusted Gross Profit, partially offset by an increase in operating expenses.

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

Note 2, “Significant Accounting Policies” of the Notes to the condensed consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and in the Notes to the Consolidated Financial Statements in Part II, Item 8 of the 2025 Annual Report on Form 10-K, as filed with the SEC on February 12, 2026 (the “2025 Form 10-K”) describe the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. There have been no material changes to the Company’s critical accounting estimates since the 2025 Form 10-K.

As noted in the 2025 Form 10-K critical accounting policies, we regularly test our goodwill and intangible assets to make a judgment on whether facts and circumstances indicate that the carrying amount may not be recoverable and an impairment may be required. These reviews can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines.

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

During the first quarter of 2026, we performed an interim quantitative goodwill impairment analysis for the “Mobileye” reporting unit due to a 35% decline in the share price of the Company’s Class A common stock and the corresponding decline in market capitalization since the most recent assessment date, as well as increased uncertainty in the macroeconomic and geopolitical environment. The quantitative impairment test estimates the fair value of the reporting unit using an income approach. Significant inputs and assumptions incorporated in the valuation include business projections, estimated costs, terminal growth rate, and discount rate based on the reporting unit’s weighted average cost of capital. When using the income approach, we tested the reasonableness of the inputs and outcomes of our discounted cash flow analysis against available market data. As part of this analysis, we determined that a significant increase in the discount rate was required relative to the discount rate used in our most recent assessment. This increase resulted from higher market‑based and Mobileye-specific risk premiums associated with changes in global macroeconomic conditions in 2026, including heightened geopolitical risks related to operations in the Middle East, particularly the conflict between Israel and Iran, as well as increased uncertainty related to the evolving competitive landscape.

We also assessed the reasonableness of the estimated fair value of the reporting unit by comparison to its market capitalization, including consideration of expected acquirer synergies, control premium, and the current market.

The results of the impairment analysis indicate that the fair value of the Mobileye reporting unit is below its carrying amount and therefore a non-cash impairment loss of $3,788 million, was recognized in the Condensed Consolidated Statements of Operations.

A 1% increase in the discount rate and a 0.5% decrease in terminal growth rate would result in an additional impairment of $682 million and $141 million, respectively.

Our impairment conclusion is sensitive to the market capitalization in that a further sustained decline in the Company’s market capitalization may require additional analysis to support the reasonability of our implied control premium, and may require further adjustments to certain key assumptions underlying our valuation.

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

Forward-looking statements contained in this report may include, but are not limited to, statements about:

●further deterioration of macroeconomic conditions due to ongoing global economic and political uncertainty;
●future business, strategic and financial performance, goals and measures;
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
●increased competition from emerging chip manufacturers and OEMs;
●future products and technology, and the expected availability and benefits of such products and technology;
●the humanoid robotics industry and its accompanying technology may not develop as expected;
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
●adverse conditions in Israel, including as a result of war and geopolitical conflict, which may affect our operations and may limit our ability to produce and sell our solutions;
●any disruption in our operations by the obligations of our personnel to perform military service as a result of current or future military actions involving Israel;
●availability, uses, sufficiency and cost of capital and capital resources, including expected returns to stockholders such as dividends, and the expected timing of future dividends;

●tax- and accounting-related expectations;
●sustained low levels of our share price and market capitalization as well as other factors may require further testing of our Mobileye reporting unit, which may result in an impairment of goodwill;
●the ability to meet our social and environmental goals and projections; and
●other statements described in this report and under the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” in our 2025 Form 10-K.

The risk factors discussed under the section entitled “Risk Factors” included in our 2025 Form 10-K could cause our results to differ materially from those expressed in the forward-looking statements made in this Quarterly Report on Form 10-Q. There also may be other risks that are currently unknown to us or that we are unable to predict at this time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of foreign currency exchange rates and interest rates. There were no material changes to the information on market risk disclosure from our 2025 Form 10-K.

Interest Rate Risk

Our investments in money market funds, U.S. government and corporate bonds and short term deposits are subject to market risk due to changes in interest rates, which may affect our interest income and fair market value of our investments. To minimize this risk, we invest in institutional investors money market funds, which consist of high-grade securities. Our short term deposits are redeemable upon demand and held in banks domiciled in the U.S. and Europe, as well as in Israel. As of March 28, 2026 and December 27, 2025, our investment in money market funds was $548 million and $1,016 million, respectively; our U.S. government bonds were $76 million and $55 million, respectively, our corporate bonds were 30 million and zero, respectively, and our short term deposits were $638 million and $785 million, respectively.

The primary objectives of our investments in money market funds, U.S. government and corporate bonds and short term deposits is to fund our cash requirements in the ordinary course of business and preserve principal. We do not enter into investments for trading or speculative purposes.

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

If the New Israeli Shekel had strengthened by 10% against the U.S. dollar, it would have decreased our cash flows by approximately $8 million in the three months ended March 28, 2026. If the New Israeli Shekel had strengthened by 10% against the U.S. dollar, it would have decreased our cash flows by approximately $11 million in the three months ended March 29, 2025.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 28, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Legal Actions

U.S. Class Action

On January 16, 2024, a putative class action captioned McAuliffe v. Mobileye Global Inc., et al., 1:24-CV-00310 (S.D.N.Y.), was filed in the United States District Court for the Southern District of New York against Mobileye and certain of its current and former officers. Following consolidation of the action with a substantively identical case, Le v. Mobileye Global Inc. et al., 1:24 - CV - 01390 (S.D.N.Y.), and the appointment of a lead plaintiff, an amended complaint was filed on September 13, 2024. In response to the defendants’ motion to dismiss, filed on October 25, 2024, lead plaintiff filed a second amended complaint on November 22, 2024. The second amended complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with defendants’ alleged misstatements and omissions concerning the build-up of excess inventory by certain Tier 1 Mobileye customers, and seeks unspecified damages and other relief on behalf of all persons and entities who purchased or otherwise acquired Mobileye securities between January 26, 2023 and August 8, 2024. The second amended complaint also includes claims asserted by an additional plaintiff under Sections 11 and 15 of the Securities Act of 1933 on behalf of a putative class of purchasers of Mobileye Class A common stock offered in Mobileye’s June 5, 2023 secondary offering. Mobileye and the individual defendants filed a motion to dismiss the second amended complaint on December 20, 2024. On January 24, 2025, the lead plaintiff filed a brief in opposition to Mobileye’s and the other named defendants’ motion to dismiss. On February 21, 2025, Mobileye and the other named defendants jointly filed a brief in reply to the lead plaintiff’s opposition brief. On April 16, 2025, the Court granted the defendants’ motion and dismissed the second amended complaint in full without leave to amend, closing the case. On May 16, 2025, the lead plaintiff filed a notice of appeal with the U.S. Court of Appeals for the Second Circuit. On July 11, 2025, the lead plaintiff filed a brief in support of their appeal. On August 15, 2025, Mobileye and the named defendants filed their opposition brief, and on September 5, 2025, the appellants filed their reply brief in further support of the appeal. Oral argument was held on December 4, 2025. On December 16, 2025, the Second Circuit issued a summary order affirming the Court’s dismissal of the second amended complaint in full. The time for the plaintiff to seek further review by filing a petition for a writ of certiorari with the U.S. Supreme Court has expired, and no such petition was filed. No provision was recorded in the condensed consolidated financial statements as of March 28, 2026.

U.S. Patent Litigation

On January 26, 2024, Facet Technology Corp. (“Facet”) sued Mobileye in the U.S. District Court for the Eastern District of Texas for patent infringement. The suit accuses Mobileye Global Inc., Mobileye Vision Technologies Ltd., and Mobileye Inc. of allegedly infringing two expired patents. Despite expiration of the patents, the suit seeks injunctive relief and a permanent injunction as well as unspecified damages, fees and costs. Mobileye Vision Technologies Ltd. and Mobileye Inc., sued Facet in the U.S. District Court of Minnesota seeking a declaratory judgment of non-infringement of both patents. Before either action was answered, the Patent Trial and Appeal Board (“PTAB”) of the US Patent and Trademark Office instituted two Inter Parte Review (IPR) proceedings on both patents, and both district court actions were stayed. The parties are challenging aspects of the PTAB’s determinations, and the district court actions remain stayed. We intend to defend these matters vigorously. No provision was recorded in the condensed consolidated financial statements as of March 28, 2026.

Item 1A. Risk Factors

There have been no material changes to the risk factors as disclosed in our 2025 Form 10-K. The risks described in the section entitled “Item 1A. Risk Factors” in our 2025 Form 10-K could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our Class A common stock could decline. These risk factors do not identify all risks that we face. Our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. Refer also to the other information set forth elsewhere herein, including the sections entitled “Forward-Looking Statements”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Condensed Financial Statements and related Notes thereto.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sale of Unregistered Securities

There were no sales of unregistered equity securities during the three months ended March 28, 2026.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

2.1+

Share Purchase Agreement, dated January 5, 2026, by and among Mobileye Global Inc., Mobileye Vision Technologies Ltd., Mentee Robotics Ltd., the Company Shareholders listed on Exhibit A thereto, and Shareholder Representative Services LLC, as the exclusive representative of the Company Shareholders (incorporated by reference to the Company’s Form 8-K filed on January 6, 2026).

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certificate of the Chief Executive Officer of Mobileye Global Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certificate of the Chief Financial Officer of Mobileye Global Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

The following financial statements from Mobileye Global Inc.’s Quarterly Report on Form 10-Q for the three months ended March 28, 2026, filed with the Securities and Exchange Commission on April 23, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon its request.

*Filed herewith.

**Furnished and not filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mobileye Global Inc.
Date: April 23, 2026
	By:	/s/ Professor Amnon Shashua
Professor Amnon Shashua
Chief Executive Officer, President and Director (Principal Executive Officer)

	By:	/s/ Moran Shemesh Rojansky
Moran Shemesh Rojansky
Chief Financial Officer (Principal Financial and Accounting Officer)