Form 10-Q
period 2026-06-27
Mobileye Global Inc.
filed 2026-07-23
CIK 1910139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2026

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

There were 252,419,583 shares of Class A common stock, $0.01 par value, outstanding at July 15, 2026.

MOBILEYE GLOBAL INC.

FORM 10-Q

For the quarterly period ended June 27, 2026

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

Part 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOBILEYE GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 27,	December 27,
U.S. dollars in millions, except share and per share data	2026	2025
Assets
Current assets
Cash and cash equivalents	$1,311	$1,836
Marketable securities and deposits	132	55
Trade accounts receivable, net	208	131
Inventories	310	327
Other current assets	120	129
Total current assets	2,081	2,478
Non-current assets
Property and equipment, net	472	473
Intangible assets, net	1,067	1,166
Goodwill	4,911	8,200
Other long-term assets	307	175
Total non-current assets	6,757	10,014
TOTAL ASSETS	$8,838	$12,492
Liabilities and Equity
Current liabilities
Accounts payable and accrued expenses	$251	$228
Employee related accrued expenses	150	141
Related party payable	2	4
Other current liabilities	49	33
Total current liabilities	452	406
Non-current liabilities
Long-term employee benefits	83	78
Deferred tax liabilities	5	60
Other long-term liabilities	88	67
Total non-current liabilities	176	205
Contingencies (see note 11)
TOTAL LIABILITIES	$628	$611
Equity
Class A common stock: $0.01 par value; 4,000,000,000 shares authorized; shares issued and outstanding: 242,205,475 as of June 27, 2026 and 216,980,847 as of December 27, 2025	2	2
Class B common stock: $0.01 par value; 1,500,000,000 shares authorized; shares issued and outstanding: 597,768,015 as of June 27, 2026 and December 27, 2025	6	6
Additional paid-in capital	15,481	15,308
Accumulated other comprehensive income (loss), net of tax	12	17
Retained earnings (accumulated deficit)	(7,291)	(3,452)
TOTAL EQUITY	8,210	11,881
TOTAL LIABILITIES AND EQUITY	$8,838	$12,492

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MOBILEYE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
U.S. dollars in millions, except share and per share data	2026	2025	2026	2025
Revenue	$508	$506	$1,066	$944
Cost of revenue	273	254	556	485
Gross profit	235	252	510	459
Research and development, net	207	282	530	557
Sales and marketing	27	25	56	56
General and administrative	31	19	62	37
Goodwill impairment	—	—	3,788	—
Total operating expenses	265	326	4,436	650
Operating income (loss)	(30)	(74)	(3,926)	(191)
Financial income (expense), net	13	13	27	31
Income (loss) before income taxes	(17)	(61)	(3,899)	(160)
Benefit (provision) for income taxes	(4)	(6)	60	(9)
Net income (loss)	$(21)	$(67)	$(3,839)	$(169)
Earnings (loss) per share attributed to Class A and Class B stockholders:
Basic and diluted	$(0.03)	$(0.08)	$(4.70)	$(0.21)
Weighted-average number of shares used in computation of earnings (loss) per share attributed to Class A and Class B stockholders (in millions):
Basic and diluted	818	812	817	812
Net income (loss)	(21)	(67)	(3,839)	(169)
Other comprehensive income (loss), net of tax	3	18	(5)	15
TOTAL COMPREHENSIVE INCOME (LOSS)	$(18)	$(49)	$(3,844)	$(154)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MOBILEYE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

				Accumulated	Retained
	Common Stock		Additional	Other	Earnings	Total
	Number of		paid-in	Comprehensive	(Accumulated	Shareholders’
U.S. dollars except number of shares, in millions	shares	Amount	capital	Income (Loss)	deficit)	Equity
Three Months Ended
Balance as of March 28, 2026	841	$8	$15,417	$9	$(7,270)	$8,164
Net income (loss)	—	—	—	—	(21)	(21)
Other comprehensive income (loss), net	—	—	—	3	—	3
Share-based compensation expense	—	—	88	—	—	88
Issuance of common stock under employee share-based compensation plans	2	—	—	—	—	—
Repurchase of common stock	(3)	*	(24)	—	—	(24)
Balance as of June 27, 2026	840	$8	$15,481	$12	$(7,291)	$8,210

Balance as of March 29, 2025	812	$8	$15,204	$(1)	$(3,162)	$12,049
Net income (loss)	—	—	—	—	(67)	(67)
Other comprehensive income (loss), net	—	—	—	18	—	18
Share-based compensation expense	—	—	69	—	—	69
Recharge to Parent for Share-based compensation	—	—	(3)	—	—	(3)
Issuance of common stock under employee share-based compensation plans	3	—	—	—	—	—
Balance as of June 28, 2025	815	$8	$15,270	$17	$(3,229)	$12,066

Six Months Ended
Balance as of December 27, 2025	815	$8	$15,308	$17	$(3,452)	$11,881
Net income (loss)	—	—	—	—	(3,839)	(3,839)
Other comprehensive income (loss), net	—	—	—	(5)	—	(5)
Share-based compensation expense	—	—	168	—	—	168
Issuance of common stock under employee share-based compensation plans	2	—	—	—	—	—
Issuance of common stock in connection with the acquisition of Mentee Robotics	26	*	29	—	—	29
Repurchase of common stock	(3)	*	(24)	—	—	(24)
Balance as of June 27, 2026	840	$8	$15,481	$12	$(7,291)	$8,210

Balance as of December 28, 2024	812	$8	$15,137	$2	$(3,060)	$12,087
Net income (loss)	—	—	—	—	(169)	(169)
Other comprehensive income (loss), net	—	—	—	15	—	15
Tax sharing agreement with Parent	—	—	3	—	—	3
Share-based compensation expense	—	—	134	—	—	134
Recharge to Parent for Share-based compensation	—	—	(4)	—	—	(4)
Issuance of common stock under employee share-based compensation plans	3	—	—	—	—	—
Balance as of June 28, 2025	815	$8	$15,270	$17	$(3,229)	$12,066

*Less than $1 million.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MOBILEYE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 27,	June 28,
U.S. dollars in millions	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,839)	$(169)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	42	36
Share-based compensation	168	134
Amortization of intangible assets	227	222
Goodwill impairment	3,788	—
Exchange rate differences on cash and cash equivalents	(9)	(8)
Deferred income taxes	(73)	(11)
(Gains) losses on equity and debt investments, net	—	(1)
Other	1	4
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts receivable	(77)	(5)
Decrease (increase) in other current assets	10	12
Decrease (increase) in inventories	17	90
Decrease (increase) in other long-term assets	(125)	(2)
Increase (decrease) in accounts payable, accrued expenses and related party payable	33	4
Increase (decrease) in employee-related accrued expenses and long-term benefits	13	17
Increase (decrease) in other current liabilities	13	(6)
Increase (decrease) in other long-term liabilities	21	5
Net cash provided by operating activities	210	322
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(51)	(28)
Purchases of debt and equity investments	(152)	(44)
Maturities and sales of debt and equity investments	75	33
Cash paid for acquisition of Mentee Robotics, net of cash acquired	(591)	—
Net cash used in investing activities	(719)	(39)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(24)	—
Net cash used in financing activities	(24)	—
Effect of foreign exchange rate changes on cash and cash equivalents	9	8
Increase (decrease) in cash, cash equivalents and restricted cash	(524)	291
Balance of cash, cash equivalents and restricted cash, at beginning of year	1,860	1,438
Balance of cash, cash equivalents and restricted cash, at end of period	$1,336	$1,729
Supplementary non-cash investing and financing activities:
Non-cash purchase of property and equipment	$9	$13
Tax sharing agreement with Parent	$—	$(3)

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

Intel Corporation (“Intel” or the “Parent”) directly or indirectly holds all of the Class B common stock of Mobileye as well as 50,000,000 shares of Class A common stock, which as of June 27, 2026, together represent approximately 77.1% of our outstanding common stock and 96.9% of the voting power of our common stock.

Operations in Israel

On October 7, 2023, Hamas launched a series of attacks on civilian and military targets in Southern Israel and Central Israel, to which the Israel Defense Forces responded. In addition, Iran, Hezbollah and the Houthi movement attacked military and civilian targets in Israel, to which Israel responded, including through increased air and/or ground operations in Lebanon, Syria, Yemen and Iran. Following years of conflict in the region, on October 9, 2025, Israel, Hamas, the United States and other countries in the region agreed to a framework for a ceasefire in Gaza between Israel and Hamas. On February 28, 2026, the United States and Israel launched joint combat operations in Iran to which Iran and Hezbollah responded with ballistic missile and drone attacks on Israel as well as other countries and U.S. military bases in the region. Although the United States and Iran have announced ceasefire and de-escalation arrangements from time to time, including a memorandum of understanding entered into on June 17, 2026 that contemplates the termination of military operations on multiple fronts, hostilities have resumed and may continue or escalate. How long and how severe the current conflicts in Gaza, Northern Israel, Lebanon, Iran or the broader region last and become is unknown at this time and any continued clash among Israel, Hamas, Hezbollah, Iran or other countries or militant groups in the region may escalate in the future into a greater regional conflict. To date, our operations have not been materially affected, although as of July 15, 2026 approximately 2.4% of our employees have been called to reserve duty in the Israel Defense Forces. However, since these are events beyond our control, their continuation or cessation may affect our expectations. We continue to monitor political and military developments closely and examine the consequences for our operations and assets.

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

The results of operations for the three and six months ended June 27, 2026 shown in this report are not necessarily indicative of the results to be expected for the full year ending December 26, 2026. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 27, 2025.

There have been no material changes in our significant accounting policies as described in our consolidated financial statements for the fiscal year ended December 27, 2025, except as detailed below regarding accounting for a business combination and research and development incentives. For further detail, see Note 2 in the audited consolidated financial statements for the fiscal year ended December 27, 2025.

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

On an on-going basis, management evaluates its estimates, judgments, and assumptions. The most significant estimates and assumptions relate to valuation of intangible assets, useful lives of intangible assets, impairment assessment of intangible assets and goodwill, income taxes and research and development incentives. A change in estimates, including a change in the overall market value of the Company, could require reassessments of the items noted above.

Research and Development Incentives

On March 29, 2026, a new law was enacted by the Israeli Knesset, the “Law for the Encouragement and Incentivization of Research and Development, 2026” (the “R&D Law”). The R&D Law introduces a refundable tax credit regime which applies to qualifying research and developments expenditures incurred in tax years beginning on or after January 1, 2026. The R&D Law provides eligible companies with an incentive calculated as a percentage of qualifying research and development expenditures incurred in Israel. Subject to applicable statutory requirements and other conditions, the incentive may be offset against Israeli income taxes or Israeli qualified domestic minimum top‑up taxes (“QDMTT”). Alternatively, an unused grant may be received in cash after the prescribed carryforward period, or an eligible company may make an irrevocable election to receive the incentive as a cash grant rather than a credit.

Because the incentive may be received in cash and is determined based on qualifying research and development expenditures, the Company accounts for this benefit using a government grant accounting model applied by analogy. The Company recognizes the incentive as qualifying expenditures are incurred, in the same period in which the related research and development expenses are recognized, when there is reasonable assurance that the Company will comply with the applicable conditions and the incentive will be received. The Company presents amounts recognized as a reduction of research and development expenses. As of June 27, 2026, the Company recognized an asset of $110 million under other long term assets, with a corresponding reduction to research and development expenses in the amount of $110 million for the three and six months ended June 27, 2026, reflective of the first half of 2026.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Cash, cash equivalents and restricted cash

The following is a reconciliation of the cash, cash equivalents and restricted cash as of each period end:

	As of
U.S. dollars in millions	June 27, 2026	December 27, 2025
Cash	$44	$35
Short term deposits	701	785
Money market funds	566	1,016
Restricted cash (within other current and other long-term assets)	25	24
Cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows	$1,336	$1,860

Fair value measurement

The carrying amounts of short-term deposits, trade accounts receivable and accounts payable approximates their fair value due to the short maturity of these items.

The Company’s investment in money market funds is measured at fair value within Level 1 of the fair value hierarchy because they consist of financial assets for which quoted prices are available in an active market. Interest income related to money market funds for the three months ended June 27, 2026 and June 28, 2025 amounted to $5 million and $11 million, respectively; and $12 million and $21 million for the six months ended June 27, 2026 and June 28, 2025, respectively.

The Company’s investment in U.S. government and corporate bonds is measured at fair value within Level 1 of the fair value hierarchy because they consist of U.S. bonds for which quoted prices are available in an active market.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Participation in expenses for research and development projects are recognized on the basis of the costs incurred and are netted against research and development expenses in the condensed consolidated statements of operations and comprehensive income (loss). Research and development reimbursements of $34 million and $19 million were offset against research and development costs in the three months ended June 27, 2026 and June 28, 2025, respectively; and $50 million and $45 million were offset in the six months ended June 27, 2026 and June 28, 2025, respectively.

Derivatives and hedging

During the fourth quarter of 2024 the Company initiated a foreign currency cash flow hedging program, designed to hedge the Company’s foreign exchange rate risk, resulting from ILS payroll expenses. The Company hedges portions of its forecasted payroll payments denominated in ILS for a period of up to 12 months, using forward contracts that are designated as cash flow hedges, as defined by ASC 815. These derivative instruments are measured at fair value within Level 2 of the fair value hierarchy. Derivative instruments are recorded as other current assets or other current liabilities, according to the timing of settlement. For these derivative instruments, designated as a cash flow hedge, gains and losses are reported as a component of other comprehensive income (loss) and reclassified into earnings in the same line item associated with the hedged transaction and in the same period or periods during which the hedged transaction affects the statement of operations and comprehensive income (loss). As of June 27, 2026, the Company expects to reclassify all of its unrealized gains and losses from accumulated other comprehensive income (loss) to earnings during the next twelve months. The cash flows associated with these derivatives are classified in the consolidated statements of cash flows consistently with the classification of the underlying hedged transaction, within cash flows from operating activities.

The notional amount and fair value of outstanding derivatives at the end of each period were:

	As of
U.S. dollars in millions	June 27, 2026	December 27, 2025
Notional amount of derivative contracts	$301	$303
Fair value of derivative assets	$13	$18

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The changes in accumulated other comprehensive income (loss) relating to gains (losses) on derivatives used for hedging were as follows:

	Three Months Ended		Six Months Ended
U.S. dollars in millions	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Other comprehensive income (loss) before reclassifications	$18	$23	$22	$22
Amounts reclassified out of accumulated other comprehensive (income) loss **	(15)	(4)	(27)	(6)
Tax effects	*	(1)	*	(1)
Other comprehensive income (loss), net from hedging transactions	$3	$18	$(5)	$15

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

The Company performs ongoing credit evaluations of its customers and has not experienced any material losses in the periods presented. The Company recognizes an allowance for credit losses for any potential uncollectible amounts. The allowance is based on various factors, including historical experience, the age of the accounts receivable balances, credit quality of the customers, and other reasonable and supportable information. This allowance consists of an amount based on overall estimated exposure for the receivable portfolio and amounts identified for specific customers. Expected credit losses are recorded as general and administrative expenses in the Company’s condensed consolidated statement of operations and comprehensive income (loss). As of June 27, 2026 and December 27, 2025, the credit loss allowance for trade accounts receivable was not material. For the three and six months ended June 27, 2026 and June 28, 2025, the charge-offs and recoveries in relation to the credit losses were not material.

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

Supply chain risk

In prior periods, we experienced supply chain disruptions, raw material shortages and manufacturing capacity constraints that reduced the availability of key components, including EyeQ™ SoCs, and resulted in lower inventory levels and limitations on our ability to meet customer demand. As supply conditions improved, we increased inventory levels to help mitigate potential future constraints. However, if similar disruptions were to recur, depending on their duration and severity, we may again be required to operate with reduced inventory levels, which could limit our ability to meet customer demand. As a result, we are substantially reliant on timely shipments of EyeQ™ SoCs from STMicroelectronics and ECUs from Quanta Computer (or other suppliers) and may in the future become reliant on additional suppliers such as TSMC, to fulfill customer orders and if such a shortfall of chips or ECUs were to occur, we may be unable to offset future supply constraints through the use of inventory on hand. Further, in 2025 and in 2026 the AI industry has generated increased demand for components necessary for the production of our solutions, including EyeQ™ SoCs and ECUs for our SuperVision™, Mobileye Chauffeur™ and Mobileye Drive™ solutions. This new demand has resulted in and may continue to result in increased competition for and shortages of components necessary for our solutions, substantial increases in prices for such components and suppliers requiring us to increase lead times and purchase greater quantities of such components in advance in order to ensure we secure sufficient supply. Such shortages of components, as well as the increases in pricing, order requirements and lead times, has and may continue to impact our ability to supply solutions to our customers in order to meet demand as well as impact OEMs’ ability to purchase our solutions. Our reliance on single or limited suppliers and vendors for certain components, equipment, and services and the aforementioned shortages of substrates and other components have led to increased supply chain risks and continue to stress our ability to meet the supply demands of our customers. To mitigate these supply chain constraints, management continues to monitor inventory levels on an ongoing basis. Although we cannot fully predict the length and the severity of the impact these pressures will have on a long-term basis, we currently do not anticipate that our current supply chain constraints would materially adversely affect our results of operations, capital resources, sales, profits, and liquidity on a long-term basis.

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

Accounting Pronouncements effective in future periods

In November 2024, the FASB issued Accounting Standards Update 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expense (“ASU 2024-03”), and Accounting Standards Update 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 and ASU 2025-01 improves the disclosures about a public business entity’s expenses and provides more detailed information about the types of expenses in commonly presented expense captions. The amendments require that at each interim and annual reporting period an entity will, inter alia, disclose amounts of purchases of inventory, employee compensation, depreciation and amortization included in each relevant expense caption (such as cost of revenue, general and administrative, and research and development). ASU 2024-03 and ASU 2025-01 are both effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the potential impact of ASU 2024-03 and ASU 2025-01 on its consolidated financial statement disclosures.

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

In December 2025, the FASB issued Accounting Standards Update 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted.

In December 2025, the FASB issued Accounting Standards Update 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (“ASU 2025-10”). The update provides recognition, measurement, presentation, and disclosure requirements for government grants, including guidance for grants related to an asset and grants related to income. ASU 2025-10 is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Early adoption is permitted. ASU 2025-10 permits an entity to apply the new guidance using a modified prospective basis, a modified retrospective basis, or a full retrospective basis. The Company is currently evaluating the impact of ASU 2025-10 on its consolidated financial statements.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 - OTHER FINANCIAL STATEMENT DETAILS

Inventories

	As of
U.S. dollars in millions	June 27, 2026	December 27, 2025
Raw materials	$23	$21
Work in process	1	—
Finished goods	286	306
Total inventories	$310	$327

Inventory write-downs and write-offs totaled zero and $1 million for the three months ended June 27, 2026 and June 28, 2025, respectively; and zero and $2 million for the six months ended June 27, 2026 and June 28, 2025, respectively.

Property and equipment

	As of
U.S. dollars in millions	June 27, 2026	December 27, 2025
Computers, electronic equipment and software	$271	$245
Vehicles	10	10
Office furniture and equipment	13	11
Buildings	332	322
Leasehold improvements	58	56
Total property and equipment, gross	$684	$644
Less: accumulated depreciation	(212)	(171)
Total property and equipment, net	$472	$473

Depreciation expenses totaled $22 million and $18 million for the three months ended June 27, 2026 and June 28, 2025, respectively; and $42 million and $36 million for the six months ended June 27, 2026 and June 28, 2025, respectively.

NOTE 4 - EQUITY

Share repurchase program

In April 2026, the Board of Directors authorized a program to repurchase up to $250 million of Mobileye’s outstanding Class A common stock (the “Repurchase Program”). Under the Repurchase Program, share repurchases may be made from time to time subject to general market conditions, opportunities and other factors. The Repurchase Program does not have a fixed expiration date and does not obligate the Company to acquire any specific dollar amount or number of shares.

During the three and six months ended June 27, 2026, the Company repurchased 2,505,096 shares of outstanding Class A common stock for $23.5 million.

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

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Restricted Stock Units

The RSU activity for the six months ended June 27, 2026 for RSUs granted to Company’s employees under the 2022 Plan was as follows:

		Weighted average grant
	Number of RSUs	date fair value per share
	In thousands	U.S. dollars
Outstanding as of December 27, 2025	32,853	$20
Granted	8,356	8
Vested	(1,450)	19
Forfeited	(1,535)	18
Outstanding as of June 27, 2026	38,224	$17

The RSU activity for the three months ended June 27, 2026 for RSUs granted to Company’s employees under the 2022 Plan was as follows:

		Weighted average grant
	Number of RSUs	date fair value per share
	In thousands	U.S. dollars
Outstanding as of March 28, 2026	37,100	$18
Granted	2,906	7
Vested	(1,054)	17
Forfeited	(728)	15
Outstanding as of June 27, 2026	38,224	$17

As of June 27, 2026, the unrecognized compensation cost related to all unvested RSUs granted under the 2022 Plan, was $344 million, which is expected to be recognized as an expense over a weighted-average period of 1.87 years.

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

The Restricted Shares activity for the six months ended June 27, 2026 was as follows:

	Number of Restricted	Grant date fair value per
	Shares	share
	In thousands	U.S. dollars
Outstanding as of December 27, 2025	—	$—
Granted	23,652	9
Outstanding as of June 27, 2026	23,652	$9

The Restricted Shares activity for the three months ended June 27, 2026 was as follows:

	Number of Restricted	Grant date fair value per
	Shares	share
	In thousands	U.S. dollars
Outstanding as of March 28, 2026	23,652	$9
Outstanding as of June 27, 2026	23,652	$9

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of June 27, 2026, the unrecognized compensation cost related to all unvested Restricted Shares, was $186 million, which is expected to be recognized as an expense over a weighted-average period of 3.61 years.

Share-based compensation expense summary

Expenses recognized

Share-based compensation expenses included in the condensed consolidated statements of operations and comprehensive income (loss) were as follows:

	Three Months Ended		Six Months Ended
U.S. dollars in millions	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Cost of revenue	$1	$1	$1	$1
Research and development, net (1)	67	59	135	116
Sales and marketing	1	2	3	3
General and administrative	19	7	33	14
Total share-based compensation	$88	$69	$172	$134

(1)Not including R&D Law incentive grant related to ordinary income from sold RSUs as further detailed in Note 2 under Research and Development Incentives, which depends on the actual sale of the shares of common stock issued upon the conversion of RSUs.

NOTE 5 - EARNINGS (LOSS) PER SHARE

The following table summarizes the calculation of basic and diluted earnings (loss) per share for the periods presented:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
In millions, except per share amounts	2026	2025	2026	2025
Numerator:
Net income (loss)	$(21)	$(67)	$(3,839)	$(169)
Denominator:
Weighted average common shares - basic and diluted	818	812	817	812
Earnings (loss) per share:
Basic and diluted	$(0.03)	$(0.08)	$(4.70)	$(0.21)

For the three months ended June 27, 2026 and June 28, 2025, the computation of diluted earnings (loss) per share attributable to common stockholders does not include 62.0 million and 22.1 million potential common shares, respectively; and 55.9 million and 21.7 million potential common shares for the six months ended June 27, 2026 and June 28, 2025, respectively, related to restricted stock units granted under the 2022 Plan to the Company’s employees, and restricted shares granted as part of the acquisition of Mentee Robotics, as the effect of their inclusion would have been anti-dilutive.

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

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The provision for income tax in the three months ended June 27, 2026, was $(4) million compared to a provision of $(6) million in the three months ended June 28, 2025. This change was primarily due to the reduction in deferred tax liability resulting from the goodwill impairment to the Mobileye reporting unit which was recorded in the first quarter of 2026, partially offset by a lower loss before income taxes in foreign jurisdictions. Benefit for income tax in the six months ended June 27, 2026 was $60 million compared to a provision for income tax of $(9) million in the six months ended June 28, 2025. This was primarily due to the deferred tax effect of $67 million attributed to goodwill impairment to the Mobileye reporting unit which was recorded in the first quarter of 2026.

NOTE 7 - RELATED PARTIES TRANSACTIONS

The Company has entered into a series of related party arrangements with Intel. For further description of the arrangements refer to Note 9 of the notes to the consolidated financial statements for the year ended December 27, 2025.

Stock Compensation Recharge Agreement

The Company entered into a stock compensation recharge agreement with Intel, which requires the Company to reimburse Intel for certain amounts, net of any related withholding tax, relating to the value of share-based compensation provided to the Company’s employees for RSUs or stock options exercisable in Intel stock. The reimbursement amounts recorded as an adjustment to additional paid-in capital in the condensed consolidated statement of changes in equity were immaterial and $3 million for the three months ended June 27, 2026 and June 28, 2025, respectively, and $0.2 million and $4 million for the six months ended June 27, 2026 and June 28, 2025, respectively.

Lease agreements

Under lease agreements with Intel, the Company leases office space in Intel’s buildings. The costs are included in the condensed consolidated statements of operations and comprehensive income (loss) primarily on a specific and direct attribution basis. The leasing costs for the three months ended June 27, 2026 and June 28, 2025, were immaterial and $0.6 million, respectively, and immaterial and $1.3 million for the six months ended June 27, 2026 and June 28, 2025, respectively.

Other services to a related party

The Company reimbursed its Chief Executive Officer for reasonable travel related expenses incurred while conducting business on behalf of the Company as well as paid for certain security related costs. Travel - related reimbursements and security - related costs were immaterial and $0.2 million for the three months ended June 27, 2026 and June 28, 2025, respectively, and $0.8 million and $1.3 million for the six months ended June 27, 2026 and June 28, 2025, respectively.

Administrative Services Agreement

Under the Administrative Services Agreement, Intel provides the Company with administrative and other services. The Company pays fees to Intel for the services rendered based on pricing per service agreed between the Company and Intel.

The costs incurred under this agreement for the three months ended June 27, 2026 and June 28, 2025 were $0.2 million and $0.4 million, respectively, and $0.4 million and $1.3 million for the six months ended June 27, 2026 and June 28, 2025, respectively.

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

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The amounts incurred under this agreement for the three months ended June 27, 2026 and June 28, 2025 were $0.3 million and $0.6 million, respectively, and $0.6 million and $1.1 million for the six months ended June 27, 2026 and June 28, 2025, respectively.

Tax Sharing Agreement

The Tax Sharing Agreement establishes the respective rights, responsibilities and obligations of the Company and Intel after the completion of the Mobileye IPO with respect to tax matters, including the amount of cash the Company will pay to Intel for its share of the tax liability owed on the consolidated filings in which the Company or any of the Company’s subsidiaries are included, including audit or other tax proceedings. On August 14, 2024, Mobileye and Intel entered into an Amended and Restated Tax Sharing Agreement, which incorporated certain clarifying amendments into the original Tax Sharing Agreement. As a result of the Tax Deconsolidation, starting July 12, 2025, the computation of cash payable between the Company and Intel, under the Amended and Restated Tax Sharing Agreement, is no longer applicable with respect to U.S. federal income taxes. However, other obligations of the parties under the Amended and Restated Tax Sharing Agreement remain in effect. As of June 27, 2026 and December 27, 2025, the related party payable to Intel, pursuant to the Tax Sharing Agreement was zero.

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

The Acquisition was approved by the Board, acting on the recommendation of a strategic transaction committee consisting of four disinterested directors (two of whom are independent). The Audit Committee of the Board also approved the Acquisition pursuant to the Company’s Related Persons Transaction Policy. Intel, as the sole beneficial holder of the Company’s issued and outstanding Class B common stock, also approved the Acquisition pursuant to the Company’s Amended and Restated Certificate of Incorporation. Prof. Amnon Shashua recused himself from the Board’s consideration and approval of the Acquisition. Prof. Shashua, President and CEO of the Company, is the Chairman, Co-Founder and a significant shareholder of Mentee Robotics, and Prof. Shai Shalev-Shwartz Chief Technology Officer of the Company, is Co-Founder and a significant shareholder of Mentee Robotics. In addition, Prof. Shashua’s son and son-in-law, are both employees of Mentee Robotics, and received consideration for their vested and unvested options pursuant to the terms of the Share Purchase Agreement. The Audit Committee of the Board also approved the Acquisition pursuant to the Company’s Related Persons Transaction Policy. Stock based compensation expenses for restricted shares issued to related parties as part of the acquisition, totaled $10 million and $16 million for the three and six months ended June 27, 2026, respectively. For further detail, refer to Note 13 Business Combination.

NOTE 8 - IDENTIFIED INTANGIBLE ASSETS

	As of
	June 27, 2026			December 27, 2025
		Accumulated			Accumulated
U.S. dollars in millions	Gross Assets	Amortization	Net	Gross Assets	Amortization	Net
Developed technology	$3,705	$2,950	$755	$3,705	$2,761	$944
Developed IP	128	5	123	—	—	—
Customer relationships & brands	777	588	189	777	555	222
Total	$4,610	$3,543	$1,067	$4,482	$3,316	$1,166

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents the amortization expenses recorded for these identified intangible assets and their weighted average useful lives:

	Three Months Ended		Six Months Ended		Weighted
	June 27,	June 28,	June 27,	June 28,	Average
U.S. dollars in millions	2026	2025	2026	2025	Useful Life
Developed technology	$94	$94	$189	$188	10
Developed IP	3	—	5	—	9
Customer relationships & brands	17	17	33	34	12
Total amortization expenses	$114	$111	$227	$222

During the six months ended June 27, 2026 and June 28, 2025, the Company derecognized the cost and accumulated depreciation of fully depreciated intangible assets in the amount of zero and $9 million, respectively.

The Company expects future amortization expenses for the next five years and thereafter to be as follows:

	Remainder
U.S. dollars in millions	of 2026	2027	2028	2029	2030	Thereafter	Total
Future amortization expenses	$119	$193	$190	$145	$111	$309	$1,067

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

Segment performance is the operating income (loss) reported excluding the amortization of acquisition-related intangible assets, share-based compensation expense, R&D Law incentive grant related to ordinary income from sold RSUs, acquisition related expenses and impairment of goodwill.

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

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following are segment results for each period as follows:

	Three Months Ended June 27, 2026
U.S. dollars in millions	Mobileye	Other	Total
Revenues	$498	$10	$508
Cost of revenues	174	1	—
Research and development, net	152	5	—
Sales and marketing	5	4	—
General and administrative	11	1	—
Segment performance	$156	$(1)	$155
Amortization of intangible assets	—	—	(114)
Share-based compensation	—	—	(88)
R&D Law incentive grant related to ordinary income from sold RSUs	—	—	17
Financial income (expense), net	—	—	13
Income (loss) before taxes on income	—	—	$(17)
Depreciation of property and equipment	$22	$—	$22

	Three Months Ended June 28, 2025
U.S. dollars in millions	Mobileye	Other	Total
Revenues	$497	$9	$506
Cost of revenues	159	1	—
Research and development, net	215	7	—
Sales and marketing	4	2	—
General and administrative	11	1	—
Segment performance	$108	$(2)	$106
Amortization of intangible assets	—	—	(111)
Share-based compensation	—	—	(69)
Financial income (expense), net	—	—	13
Income (loss) before taxes on income	—	—	$(61)
Depreciation of property and equipment	$18	$—	$18

	Six Months Ended June 27, 2026
U.S. dollars in millions	Mobileye	Other	Total
Revenues	$1,047	$19	$1,066
Cost of revenues	360	3	—
Research and development, net	397	13	—
Sales and marketing	14	6	—
General and administrative	21	2	—
Segment performance	$255	$(5)	$250
Amortization of intangible assets	—	—	(227)
Share-based compensation	—	—	(172)
R&D Law incentive grant related to ordinary income from sold RSUs	—	—	17
Acquisition related expenses	—	—	(6)
Goodwill impairment	—	—	(3,788)
Financial income (expense), net	—	—	27
Income (loss) before taxes on income	—	—	$(3,899)
Depreciation of property and equipment	$42	$—	$42

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Six Months Ended June 28, 2025
U.S. dollars in millions	Mobileye	Other	Total
Revenues	$925	$19	$944
Cost of revenues	293	3	—
Research and development, net	427	14	—
Sales and marketing	14	5	—
General and administrative	21	2	—
Segment performance	$170	$(5)	$165
Amortization of intangible assets	—	—	(222)
Share-based compensation	—	—	(134)
Financial income (expense), net	—	—	31
Income (loss) before taxes on income	—	—	$(160)
Depreciation of property and equipment	$36	$—	$36

Total revenues based on the country that the product was shipped to were as follows:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
U.S. dollars in millions	2026	2025	2026	2025
USA	$114	$109	$244	$220
China	122	101	235	201
Germany	72	88	149	162
South Korea	49	53	115	86
Slovakia	35	19	83	33
Poland	31	29	59	57
United Kingdom	27	33	49	69
Hungary	14	28	40	45
Czech Republic	12	20	32	27
Thailand	10	9	20	11
Rest of World	22	17	40	33
Total	$508	$506	$1,066	$944

We generate the majority of our revenue from the sale of our EyeQTM SoCs to OEMs primarily through sales to Tier 1 automotive suppliers. EyeQTM SoC sales represented approximately 90% and 92% of our revenue for each of the three months ended June 27, 2026 and June 28, 2025, respectively, and 91% and 93% of our revenue for each of the six months ended June 27, 2026 and June 28, 2025, respectively.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Major Customers

Revenue from major customers that amount to 10% or more of total revenue:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025
Percent of total revenues:
Customer A	28%	28%	27%	32%
Customer D	16%	12%	16%	13%
Customer C	15%	17%	16%	15%
Customer B	14%	21%	15%	19%

Accounts receivable balances of major customers that amount to 10% or more of total accounts receivable balance:

	As of
	June 27,	December 27,
	2026	2025
Percent of total accounts receivables balance:
Customer A	33%	39%
Customer D	19%	13%
Customer C	15%	14%
Customer B	11%	*

*    Less than 10%

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

The following tables summarize the Company’s marketable debt securities and short term deposits:

	June 27, 2026
U.S. dollars in millions	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. government bonds	$76	$—	$—	$76
U.S. corporate bonds	31	—	—	31
Short term deposits	25	—	—	25
Total	$132	$—	$—	$132

	December 27, 2025
U.S. dollars in millions	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. government bonds	$55	$—	$—	$55
Total	$55	$—	$—	$55

NOTE 11 - CONTINGENCIES

U.S. Class Action

On January 16, 2024, a putative class action captioned McAuliffe v. Mobileye Global Inc., et al., 1:24-CV-00310 (S.D.N.Y.), was filed in the United States District Court for the Southern District of New York against Mobileye and certain of its current and former officers. Following consolidation of the action with a substantively identical case, Le v. Mobileye Global Inc., et al., 1:24-CV-01390 (S.D.N.Y.), and the appointment of a lead plaintiff, an amended complaint was filed on September 13, 2024. In response to the defendants’ motion to dismiss, filed on October 25, 2024, lead plaintiff filed a second amended complaint on November 22, 2024. The second amended complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with defendants’ alleged misstatements and omissions concerning the build-up of excess inventory by certain Tier 1 Mobileye customers, and seeks unspecified damages and other relief on behalf of all persons and entities who purchased or otherwise acquired Mobileye securities between January 26, 2023 and August 8, 2024. The second amended complaint also includes claims asserted by an additional plaintiff under Sections 11 and 15 of the Securities Act of 1933 on behalf of a putative class of purchasers of Mobileye Class A common stock offered in Mobileye’s June 5, 2023 secondary offering. Mobileye and the individual defendants filed a motion to dismiss the second amended complaint on December 20, 2024. On January 24, 2025, the lead plaintiff filed a brief in opposition to Mobileye’s and the other named defendants’ motion to dismiss. On February 21, 2025, Mobileye and the other named defendants jointly filed a brief in reply to the lead plaintiff’s opposition brief. On April 16, 2025 the Court granted the defendants’ motion and dismissed the second amended complaint in full without leave to amend, closing the case. On May 16, 2025, the lead plaintiff filed a notice of appeal with the U.S. Court of Appeals for the Second Circuit. On July 11, 2025, the lead plaintiff filed a brief in support of their appeal. On August 15, 2025, Mobileye and the named defendants filed their opposition brief, and on September 5, 2025, the appellants filed their reply brief in further support of the appeal. Oral argument was held on December 4, 2025. On December 16, 2025, the Second Circuit issued a summary order affirming the Court’s dismissal of the second amended complaint in full. The time for the plaintiff to seek further review by filing a petition for a writ of certiorari with the U.S. Supreme Court has expired, and no such petition was filed. No provision was recorded in the condensed consolidated financial statements as of June 27, 2026.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

U.S. Patent Litigation

On January 26, 2024, Facet Technology Corp. (“Facet”) sued Mobileye in the U.S. District Court for the Eastern District of Texas for patent infringement. The suit accuses Mobileye Global Inc., Mobileye Vision Technologies Ltd. and Mobileye Inc. of allegedly infringing two expired patents. Despite expiration of the patents, the suit seeks injunctive relief and a permanent injunction as well as unspecified damages, fees and costs. Mobileye Vision Technologies Ltd. and Mobileye Inc., sued Facet in the U.S. District Court of Minnesota seeking a declaratory judgment of non-infringement of both patents. Before either action was answered, the Patent Trial and Appeal Board (“PTAB”) of the US Patent and Trademark Office instituted two Inter Parte Review (IPR) proceedings on both patents, and both district court actions were stayed. Final Determinations were reached by the PTAB in both IPRs. In one, the PTAB found invalid all claims that Facet asserted in the Texas suit. The PTAB upheld the patentability of other claims not asserted in the Texas suit. Facet’s request for Director review was denied, and the deadline to appeal has passed without Facet doing so. In the other IPR, the PTAB upheld the patentability of a single claim. Mobileye is pursuing an appeal of that decision. In May 2026, Facet moved to lift the stay in the Texas suit. Mobileye opposed, and the court has yet to rule. Therefore, the Texas and Minnesota district court actions both remain stayed. We intend to defend these matters vigorously. No provision was recorded in the condensed consolidated financial statements as of June 27, 2026.

NOTE 12 - GOODWILL

The following table presents the carrying amount of goodwill by segment as of June 27, 2026 and December 27, 2025.

U.S. dollars in millions	Mobileye	Other	Total
December 27, 2025	$8,089	$111	$8,200
Business combination (1)	498	—	498
Impairment	(3,788)	—	(3,788)
June 27, 2026	$4,799	$111	$4,911

(1)    Goodwill arising from the acquisition of Mentee Robotics has been allocated to the Mobileye reporting segment.

During the first quarter of 2026, the Company performed an interim quantitative goodwill impairment analysis for the “Mobileye” reporting unit, due to a 35% decline in the price of the Company’s Class A common stock, and a corresponding decline in market capitalization since the most recent assessment date, as well as increased uncertainty in the macroeconomic and geopolitical environment. The quantitative assessment was performed by measuring the reporting unit’s fair value using the income approach, based on the expected present value of estimated future cash flows. The fair value measurement is categorized as Level 3 within the fair value hierarchy due to the use of unobservable inputs such as financial projections, terminal growth rate, and discount rate. When using the income approach, we tested the reasonableness of the inputs and outcomes of our discounted cash flow analysis against available market data. As part of this analysis, we determined that a significant increase in the discount rate was required relative to the discount rate used in our most recent assessment. This increase resulted from higher market‑based and Mobileye-specific risk premiums associated with changes in global macroeconomic conditions in 2026, including heightened geopolitical risks related to operations in the Middle East, particularly the conflict between Israel and Iran, as well as increased uncertainty related to the evolving competitive landscape.

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

During the second quarter of 2026, we completed our quarterly qualitative assessment for indicators of goodwill impairment. Based on the assessment, no indicators were identified for any of the reporting units.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 13 - BUSINESS COMBINATIONS

On February 3, 2026, the Company and Mobileye Vision Technologies Ltd. (a wholly-owned indirect subsidiary of the Company) acquired 100% of the issued and outstanding stock of Mentee Robotics, an AI-first humanoid robotics company, pursuant to the Share Purchase Agreement.

The Share Purchase Agreement provided for an aggregate purchase price of $900 million, which consisted of (i) approximately $612 million in cash, and (ii) 26,279,824 shares of Class A common stock of the Company. The entirety of such Class A common stock (the “Aggregate Stock Consideration”) was allocated to the co-founders of Mentee Robotics, Prof. Amnon Shashua, Prof. Shai Shalev-Shwartz and Prof. Lior Wolf (the “Mentee Founders”). 10% of the Aggregate Stock Consideration is subject to a six month lock-up period pursuant to a Lock-Up Agreement. The remaining 90% of the Aggregate Stock Consideration was deposited with a deferred consideration trustee and will be released in equal portions twenty-four and forty-eight months after the closing date of February 3, 2026, subject to continued employment, or under certain circumstances affiliation, with the Company and its subsidiaries. Prof. Amnon Shashua received 37.83% of the total consideration, valued at approximately $341 million, paid evenly in cash and Class A Common Stock, and Prof. Shai Shalev-Shwartz received 13.07% of the total consideration, valued at approximately $118 million, paid evenly in cash and the Company’s Class A common stock.

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

(1)Represents the cash consideration paid to Mentee Robotics shareholders for their outstanding Mentee shares.

(2)Represents the cash consideration paid to Mentee Robotics employees for their vested options and accelerated options (which were converted into the right to receive cash consideration) for the portion attributable to the pre-combination service period. The portion of accelerated options value which is attributable to post-combination service period, amounted to $4 million and was recognized as an immediate expense.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(3)Represents the fair value of the Class A common stock (as of the closing date) issued to Mentee Founders that are not subject to continuing employment (10% of the Aggregate Stock Consideration). The substantial majority of the Class A common stock issued to Mentee Founders (90% of the Aggregate Stock Consideration) is contingent on continuing employment and therefore not recognized as part of the total purchase consideration of $637 million. The fair value of these Restricted Shares, amounting to $207 million will be recognized as share-based compensation expense over two and four years.

(4)Represents the fair value of Mentee Robotics options attributable to pre-acquisition services. The fair value of Mobileye RSUs that replaced Mentee Robotics unvested options that is attributable to post-combination services amounts to $10 million and will be recognized as an expense over a service period of up to four years.

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

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

During the six months ended June 27, 2026, we incurred $6 million of transaction costs related to the Acquisition which were recorded in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).

The operating results of Mentee Robotics have been included in the condensed consolidated statements of operations and comprehensive income (loss) since the acquisition date and are not material. Proforma financial information has not been presented because the impact of the acquisition was not material to the condensed consolidated statements of operations and comprehensive income (loss).

NOTE 14 - SUBSEQUENT EVENTS

Share-based compensation

In July 2026, the Company’s compensation committee approved the issuance of restricted stock units to be issued under our 2022 Plan. The total aggregate fair value of RSUs granted was $334.4 million, which consisted of 35,018 thousand RSUs, which will vest over a service period of two to three years.

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

As of June 27, 2026, our solutions had been installed in approximately 1,400 vehicle models (including local country, year, and other vehicle model variations), and our System-on-Chips (“SoCs”) had been deployed in more than 258 million vehicles. We are actively working with more than 50 Original Equipment Manufacturers (“OEMs”) worldwide on the implementation of our ADAS solutions. In the six months ended June 27, 2026, we shipped approximately 20.9 million of our systems, the substantial majority of which were EyeQTM SoCs. This represents an increase from the approximately 18.1 million of our systems that we shipped in the six months ended June 28, 2025.

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

Operations in Israel.

On October 7, 2023, Hamas launched a series of attacks on civilian and military targets in Southern Israel and Central Israel, to which the Israel Defense Forces responded. In addition, Iran, Hezbollah and the Houthi movement attacked military and civilian targets in Israel, to which Israel responded, including through increased air and/or ground operations in Lebanon, Syria, Yemen and Iran. Following years of conflict in the region, on October 9, 2025, Israel, Hamas, the United States and other countries in the region agreed to a framework for a ceasefire in Gaza between Israel and Hamas. On February 28, 2026, the United States and Israel launched joint combat operations in Iran to which Iran and Hezbollah responded with ballistic missile and drone attacks on Israel as well as other countries and U.S. military bases in the region. Although the United States and Iran have announced ceasefire and de-escalation arrangements from time to time, including a memorandum of understanding entered into on June 17, 2026 that contemplates the termination of military operations on multiple fronts, hostilities have resumed and may continue or escalate. How long and how severe the current conflicts in Gaza, Northern Israel, Lebanon, Iran or the broader region last and become is unknown at this time and any continued clash among Israel, Hamas, Hezbollah, Iran or other countries or militant groups in the region may escalate in the future into a greater regional conflict. To date, our operations have not been materially affected, although as of July 15, 2026 approximately 2.4% of our employees have been called to reserve duty in the Israel Defense Forces. However, since these are events beyond our control, their continuation or cessation may affect our expectations. We continue to monitor political and military developments closely and examine the consequences for our operations and assets.

Our Business Model

We currently derive substantially all of our revenue from our commercially deployed ADAS solutions, including our Premium ADAS solutions. We are now approaching the start of production of an advanced set of solutions, including Mobileye Surround ADASTM, Mobileye SuperVisionTM, Mobileye ChauffeurTM and Mobileye DriveTM. These solutions are propelled by our EyeQTM6 SoC and subsequent EyeQTM generations, our next-generation software solutions, and our software-defined imaging radars. We expect these solutions will, over time, meaningfully contribute to changes in our mix of revenue and result in broader adoption of premium ADAS and AV products by our customers.

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

Key Factors Affecting Our Performance

We believe there are several important factors that have affected and that we expect to continue to affect our results of operations:

Global demand for automotive vehicles. Our business performance is related to global automotive sales and automotive vehicle production by our OEM customers. Economic conditions in North America, Europe and Asia can have a large impact on the production volume of new vehicles, and, accordingly, have an impact on our revenue. Our OEM customers’ production can vary from period to period due to global demand, market conditions and competitive conditions, geopolitical issues including trade restrictions and tariffs, as well as other factors. For example, towards the end of the first half of 2024, global automotive production forecasts weakened, which disproportionately impacted our core customers, primarily due to their continued market share losses in China. We cannot be certain of the severity and length of the continued volatility in the global automotive market, including macro factors impacting our sales to OEMs in China, and the extent of the adverse effect that such volatility could have on our results of operations, financial condition and business in the long term. While automotive production has now recovered to approximately 2019 levels, current uncertain economic conditions and inflation may contribute to a reduction in consumer demand. In addition to economic conditions, in prior periods we have experienced variability in customer ordering patterns and demand timing driven by supply chain disruptions, inventory management practices and changes in OEM production expectations, including customers accelerating orders during periods of constrained supply and subsequently utilizing accumulated inventory before placing new orders. While these dynamics have largely normalized, similar fluctuations in customer ordering behavior, production estimates or inventory levels may recur in future periods and could result in variability in the timing of our revenue recognition. Additionally, recent increased demand for semi-conductor and other components has resulted in component shortages, price increases and longer order lead times, which may increase the pricing of our solutions and/or our ability to meet our customers’ demand. Certain Tier 1 customers may increase their orders for our solutions to counteract these component shortages and any resulting price increases or other impacts, causing some demand for our solutions and the corresponding revenue to be shifted to earlier time period than otherwise would have occurred. ADAS volumes have grown faster in recent years than the overall automotive market as ADAS penetration rates have increased, and we believe that we will continue to benefit from that trend. Our revenue of $1,066 million in the six months ended June 27, 2026 was up 13% year-over-year. Continued or future constraints on global automotive production resulting from the effects of economic uncertainty, both global and in specific markets in which we operate, may be a limiting factor on our ability to increase revenue. We expect to continue to capitalize on our strong and collaborative relationships with OEMs and Tier 1s to expand our presence in key markets and capture the long-term growth opportunities in those markets.

Acquisition and integration of new technologies and expansion into adjacent markets. Our results of operations may be affected by our ability to successfully integrate acquired businesses and technologies and to effectively allocate resources to new areas of development. On February 3, 2026, we acquired Mentee Robotics, a privately held Israeli company focused on humanoid robotics. The integration of Mentee Robotics’ personnel, technology and operations may require significant management attention, capital investment and operating expenses, and we may not realize the anticipated benefits of the acquisition on the expected timeline or at all. Humanoid robotics is a nascent and rapidly evolving area characterized by significant technical complexity, long development timelines, potentially high capital requirements, uncertain customer demand and evolving regulatory and safety frameworks. Our investment in this area may result in increased research and development and operating expenses and may divert resources from our core ADAS and autonomous driving initiatives. In addition, the timing and extent of commercialization of humanoid robotics solutions remains uncertain with respect to scalability, economic viability and regulatory approval. In June 2026, we announced plans to establish a vertically integrated robotaxi business that would expand our role beyond supplying autonomous-driving technology to owning and operating an autonomous ride-hailing service. This expansion is in its initial stages, and may require significant management attention, Company resources, capital investment and operating expenses, as well as involve certain uncertainties. As a result, our expansion into adjacent markets and new business models, including through the acquisition of Mentee Robotics and our planned vertically integrated robotaxi business, may adversely affect our results of operations, margins and cash flows, particularly in the near to medium term.

Trade policies, sanctions and import and export controls. Trade policies and international disputes at times result in increased tariffs, trade barriers and other restrictions, which can increase our manufacturing costs, make our solutions less competitive, reduce demand for our solutions, limit our ability to sell to certain customers, limit our ability to procure raw components or raw materials or impede or slow the movement of our goods across borders. In addition, tariffs could lead to higher prices for finished automobiles, which would reduce demand for automobiles and thus the market for our products. During 2025, the United States implemented a series of broad-based and sector-specific tariffs affecting passenger vehicles, automotive components and other industrial inputs, as well as country-specific tariff regimes and reciprocal trade measures. These actions were accompanied by ongoing bilateral and multilateral negotiations, interim trade agreements, pauses, delays and retaliatory measures by certain countries, resulting in significant uncertainty regarding the scope, timing and duration of applicable tariffs and export controls. In addition, sector-specific measures announced during 2025, including tariffs on certain raw materials, export controls affecting the semiconductor supply chain and evolving AI-related export control developments, have increased complexity and risk across global automotive and technology markets. As of the date of this report, there remains a high degree of uncertainty surrounding U.S. trade policy, how it will be implemented, how other countries will react, and how it will ultimately impact our industry and business. For example, our customers may have shifted or will shift orders for components and parts, including our solutions, adjust sourcing strategies or modify productions schedules, which could shift demand for our solutions and corresponding revenue between periods. While we continually evaluate changes in U.S. trade policy and global reactions thereto, as well as our ability to mitigate their impact, these developments may negatively impact our customers, our results of operations and our business. For additional information, see “Item IA - Risk Factors - We are subject to risk related to trade policies, sanctions, and import and export controls” in our 2025 Form 10-K.

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

Supply and manufacturing capacity. Our solutions are dependent on the global semiconductor supply chain. The continued and timely supply of input materials, the availability of manufacturing capacity, and packaging and testing services at reasonable prices impact our ability to meet customer demand. Supply chain disruptions, shortages of raw material, such as wafers and substrates, and manufacturing limitations could limit our ability to meet customer demand and result in delayed, reduced, or canceled orders. In prior periods, we experienced supply chain disruptions, raw material shortages and manufacturing capacity constraints that reduced the availability of key components, including EyeQ™ SoCs, and resulted in lower inventory levels and limitations on our ability to meet customer demand. As supply conditions improved, we increased inventory levels to help mitigate potential future constraints. However, if similar disruptions were to recur, depending on their duration and severity, we may again be required to operate with reduced inventory levels, which could limit our ability to meet customer demand. As a result, we are substantially reliant on timely shipments of EyeQTM SoCs from STMicroelectronics and ECUs from Quanta Computer (or other suppliers) and may in the future become reliant on additional suppliers such as TSMC, to fulfill customer orders and if such a shortfall of chips or ECUs were to occur, we may be unable to offset future supply constraints through the use of inventory on hand. Further, in 2025 and in 2026 the AI industry has generated increased demand for components necessary for the production of our solutions, including EyeQ™ SoCs and ECUs for our SuperVision™, Mobileye Chauffeur™ and Mobileye Drive™ solutions. This new demand has resulted in and may continue to result in increased competition for and shortages of components necessary for our solutions, substantial increases in prices for such components and suppliers requiring us to increase lead times and purchase greater quantities of such components in advance in order to ensure we secure sufficient supply. Such shortages of components, as well as the increases in pricing, order requirements and lead times, has and may continue to impact our ability to supply solutions to our customers in order to meet demand as well as impact OEMs’ ability to purchase our solutions. Our reliance on single or limited suppliers and vendors for certain components, equipment, and services and the aforementioned shortages of substrates and other components have led to increased supply chain risks and continue to stress our ability to meet the supply demands of our customers. To mitigate these supply chain constraints, management continues to monitor inventory levels on an ongoing basis. Although we cannot fully predict the length and the severity of the impact these pressures will have on a long-term basis, we do not currently anticipate that our current supply chain constraints would materially adversely affect our results of operations, capital resources, sales, profits, and liquidity on a long-term basis.

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

EyeQTM SoC sales represented approximately 90% and 92% of our revenue for the three months ended June 27, 2026 and June 28, 2025, respectively, and 91% and 93% of our revenue in the six months ended June 27, 2026 and June 28, 2025, respectively. Sales of our SuperVision™ product represented over half of the remainder of our revenue for the three and six months ended June 27, 2026, and less than half of the remainder of our revenue for the three and six months ended June 28, 2025. Revenue from the sale of our EyeQTM products and SuperVision™ products is recognized at the time of product shipment from our facilities, as determined by the agreed-upon shipping terms. Our sales to any single Tier 1 automotive supplier typically cover more than one OEM and more than one production program from any OEM.

Cost of Revenue

Cost of revenue consists primarily of expenses associated with the manufacturing cost of our EyeQTM SoCs and our SuperVision™ product, and amortization of acquired intangible assets, identified as developed technology and developed IP. Additional costs are royalty fees for the intellectual property that is included in the EyeQTM SoC, personnel-related expenses, logistics and insurance costs and allocated overhead costs. As we develop and sell full systems that include hardware beyond EyeQTM SoCs, we expect that our gross margin will decrease over time because of the greater hardware content included in our solutions. However, as a result of a higher expected selling price for such systems, we expect our gross profit per unit will increase on a dollar basis in future periods.

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

On March 29, 2026, the Israeli Knesset enacted the “Law for the Encouragement and Incentivization of Research and Development, 2026” (the “R&D Law”). The R&D Law introduces a refundable tax credit regime which applies to qualifying research and developments expenditures incurred in tax years beginning on or after January 1, 2026. The R&D Law provides eligible companies with an incentive calculated as a percentage of qualifying research and development expenditures incurred in Israel. Subject to applicable statutory requirements and other conditions, the incentive may be offset against Israeli income taxes or Israeli qualified domestic minimum top-up taxes (“QDMTT”). Alternatively, an unused grant may be received in cash after the prescribed carryforward period, or an eligible company may make an irrevocable election to receive the incentive as a cash grant rather than a credit. Such incentives are recognized as a reduction of research and development expenses once there is reasonable assurance that the Company complies with required conditions and the incentive will be received.

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

Goodwill Impairment

Goodwill impairment expenses consist of a non-cash impairment loss recognized for the goodwill of the “Mobileye” reporting unit in the six months ended June 27, 2026, as a result of the impairment analysis the Company performed during the first quarter of 2026.

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

In addition, in 2021, the OECD announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15%. Subsequently, multiple sets of administrative guidance have been issued. Many non-U.S. tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 (including the European Union Member States), with the adoption of additional components in later years, or announced their plans to enact legislation in future years. In Israel, the regulations implementing the Pillar Two Model Rules became effective for tax years beginning after January 1, 2026. The Pillar Two Model are not expected to have a material effect on our income tax provision for fiscal year 2026. We are continuing to evaluate the impacts of enacted legislation and pending legislation to enact Pillar Two Model Rules in the non-U.S. tax jurisdictions in which we operate. The Company is a constituent entity of its Parent for Pillar Two Model Rules purposes.

On March 29, 2026, the Israeli Knesset approved the R&D Law. The R&D Law introduces a refundable tax credit regime calculated as a percentage of qualifying research and development expenditures incurred in Israel, beginning on or after January 1, 2026, and is intended to align with the OECD Pillar Two framework. Subject to applicable statutory requirements and other conditions, eligible companies may offset the incentive against Israeli income taxes or QDMTT. Alternatively, an unused grant may be received in cash after the prescribed carryforward period, or an eligible company may make an irrevocable election to receive the incentive as a cash grant rather than a credit. Such incentives are recognized as a reduction to research and development expenses once there is reasonable assurance the conditions will be met and the benefit will be received.

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

Results of Operations

The following table sets forth our results of operations in dollars and as a percentage of revenue for the periods indicated:

	Three Months Ended				Six Months Ended
	June 27, 2026		June 28, 2025		June 27, 2026		June 28, 2025
		% of		% of		% of		% of
U.S. dollars in millions	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
Revenue	$508	100%	$506	100%	$1,066	100%	$944	100%
Cost of revenue	273	54%	254	50%	556	52%	485	51%
Gross profit	235	46%	252	50%	510	48%	459	49%
Operating expenses:
Research and development, net	207	41%	282	56%	530	50%	557	59%
Sales and marketing	27	5%	25	5%	56	5%	56	6%
General and administrative	31	6%	19	4%	62	6%	37	4%
Goodwill impairment	—	—%	—	—%	3,788	355%	—	—%
Total operating expenses	265	52%	326	64%	4,436	416%	650	69%
Operating income (loss)	$(30)	(6)%	$(74)	(15)%	$(3,926)	(368)%	$(191)	(20)%
Financial income (expense), net	13	3%	13	3%	27	3%	31	3%
Income (loss) before income taxes	(17)	(3)%	(61)	(12)%	(3,899)	(366)%	(160)	(17)%
Benefit (provision) for income taxes	(4)	(1)%	(6)	(1)%	60	6%	(9)	(1)%
Net income (loss)	$(21)	(4)%	$(67)	(13)%	$(3,839)	(360)%	$(169)	(18)%

(1)    Includes amortization of acquired intangible assets, as follows:

	Three Months Ended		Six Months Ended
U.S. dollars in millions	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Cost of revenue	$97	$94	$192	$188
Research and development, net	—	—	2	—
Sales and marketing	17	17	33	34
Total amortization of acquired intangible assets	$114	$111	$227	$222

(2)    Includes share-based compensation expense, as follows:

	Three Months Ended		Six Months Ended
U.S. dollars in millions	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Cost of revenue	$1	$1	$1	$1
Research and development, net	67	59	135	116
Sales and marketing	1	2	3	3
General and administrative	19	7	33	14
Total share-based compensation	$88	$69	$172	$134

(3)    Includes the R&D Law incentive grant related to ordinary income from sold RSUs which reflects the actual sale of shares of common stock issued upon conversion of restricted stock units and is recognized as a reduction to research and development expenses:

	Three Months Ended		Six Months Ended
U.S. dollars in millions	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Research and development, net	$17	$—	$17	$—

Comparison of the three and six months ended June 27, 2026 and June 28, 2025

Revenue

In the three months ended June 27, 2026, revenue increased by $2 million compared to the three months ended June 28, 2025. This increase in revenue was primarily due to an increase of $15 million in SuperVisionTM mostly attributable to an 81% increase in volume resulting from higher customer demand, partially offset by a decrease of $10 million in EyeQTM SoC revenue, mostly attributable to higher sales to Chinese OEMs with lower Average System Price. Average System Price, calculated as the sum of revenue related to EyeQTM and SuperVisionTM systems divided by the number of systems delivered, decreased by approximately 2%, primarily due to the higher portion of EyeQTM sales to Chinese OEMs, partially offset by a higher percentage of SuperVisionTM related revenue as compared to the second quarter of 2025.

In the six months ended June 27, 2026, revenue increased by $122 million, or 13%, compared to the six months ended June 28, 2025. This increase was primarily due to an increase of $90 million, or 10%, in EyeQTM SoC and $34 million or 181% in SuperVisionTM revenue attributable mainly to a 15% and 164% increase in volumes respectively, resulting mainly from higher customer demand. Average System Price decreased by 1%, mainly due to the higher portion of EyeQTM sales to Chinese OEMs, partially offset by a higher percentage of SuperVisionTM related revenue as compared to the six months ended June 28, 2025.

Cost of Revenue

In the three months ended June 27, 2026, our cost of revenue increased by $19 million, or 7% compared to the three months ended June 28, 2025. The increase is attributed to manufacturing costs, mainly resulting from the increase in sales of SuperVisionTM systems as well as higher cost resulting from different generation mix of EyeQTM SoC.

In the six months ended June 27, 2026, our cost of revenue increased by $71 million, or 15%, compared to the six months ended June 28, 2025. The increase is attributed to manufacturing costs, mainly resulting from the increase in sales of EyeQTM SoC and SuperVisionTM systems.

Gross Profit and Margin

In the three months ended June 27, 2026, our gross profit decreased by $17 million, or 7% compared to the three months ended June 28, 2025. The decrease was primarily due to a modest reduction in EyeQTM ASP, as well as an increase in amortization of intangible assets associated with the acquisition of Mentee Robotics, which was slightly offset by an increase in SuperVisionTM revenue.

In the six months ended June 27, 2026, our gross profit increased by $51 million, or 11%, compared to the six months ended June 28, 2025. The increase was primarily due to the increase in EyeQTM and SuperVisionTM revenue, slightly offset by an increase in amortization of intangible assets associated with the acquisition of Mentee Robotics.

In the three months ended June 27, 2026, our gross margin decreased to 46% compared to 50% in the three months ended June 28, 2025. This decrease was due to a modest reduction in EyeQTM ASP, mainly attributable to higher volume sold to Chinese OEMs, which carry lower ASP, in addition to a higher portion of SuperVisionTM revenue with lower margin given the greater hardware content included. In the six months ended June 27, 2026, our gross margin decreased to 48% compared to 49% in the six months ended June 28, 2025. This decrease was primarily due to a modest reduction in EyeQTM ASP, mainly attributed to higher volume sold to Chinese OEMs, which carry lower ASP.

Research and Development Expenses, net

Research and development expenses, net, in the three months ended June 27, 2026, decreased by $75 million, or 27%, compared to the three months ended June 28, 2025. This decrease was primarily due to a $110 million R&D Law incentive grant recognized this quarter for the entire first half of 2026, which was partially offset by higher payroll and related expenses mainly due to the effect of exchange rate fluctuations of the U.S. Dollar against the New Israeli Shekel, as well as higher share-based compensation expenses.

Research and development expenses, net, in the six months ended June 27, 2026 decreased by $27 million, or 5%, compared to the six months ended June 28, 2025. This decrease was mainly due to a $110 million R&D Law incentive grant recognized this quarter for the entire first half of 2026, partially offset by an increase in payroll and related expenses mainly due to the effect of exchange rate fluctuations of the U.S. Dollar against the New Israeli Shekel, in addition to an increase in average research and development headcount, higher share-based compensation expenses, higher cloud compute expenses and higher occupancy expenses including depreciation.

Sales and Marketing Expenses

Sales and marketing expenses in the three months ended June 27, 2026, increased by $2 million or 8% compared to the three months ended June 28, 2025, mainly due to higher marketing expenses.

Sales and marketing expenses in the six months ended June 27, 2026, remained flat compared to the six months ended June 28, 2025.

General and Administrative Expenses

General and administrative expenses in the three months ended June 27, 2026 increased by $12 million or 63% compared to the three months ended June 28, 2025 due to higher share-based compensation expenses associated primarily with the acquisition of Mentee Robotics.

General and administrative expenses in the six months ended June 27, 2026 increased by $25 million or 68%, compared to the six months ended June 28, 2025. This increase was due to transaction costs and share-based compensation expenses associated primarily with the acquisition of Mentee Robotics.

Goodwill Impairment

Goodwill impairment expenses were zero and $3,788 million in the three and six months ended June 27, 2026, respectively, and zero in the three and six months ended June 28, 2025. During the first quarter of 2026, the Company performed an interim quantitative goodwill impairment analysis for the “Mobileye” reporting unit, resulting in a non-cash impairment loss. For further details, refer to Note 12 to the Condensed Consolidated Financial Statements included in this report.

Financial Income (expense), net

Financial income, net, in the three months ended June 27, 2026 remained flat compared to the three months ended June 28, 2025, mainly as a result of a decrease in interest income earned on investment in money market funds due to cash used for the acquisition of Mentee Robotics in February 2026, which was offset by the impact of fluctuations in foreign exchange rates. Financial income, net, in the six months ended June 27, 2026 decreased by $4 million, or 13%, compared to the six months ended June 28, 2025, due to a decrease in interest income, which was partially offset by the impact of fluctuations in foreign exchange rates.

Benefit (Provision) for Income Tax

In the three months ended June 27, 2026 provision for income tax was $4 million, compared to $6 million in the three months ended June 28, 2025. The decrease of $2 million in tax provision was primarily due to the reduction in deferred tax liability resulting from the goodwill impairment to the Mobileye reporting unit which was recorded in the first quarter of 2026, partially offset by a lower loss before income taxes in foreign jurisdictions. In the six months ended June 27, 2026, benefit for income tax was $60 million, compared to a provision for income tax of $9 million in the six months ended June 28, 2025, mainly due to the deferred tax effect of $67 million attributed to goodwill impairment to the Mobileye reporting unit which was recorded in the first quarter of 2026.

Liquidity and Capital Resources

We believe we have sufficient sources of funding to meet our business requirements and plans for the next 12 months and in the longer term. Cash generated by operations is our primary source of liquidity for funding our strategic business requirements.

Our primary uses of funds have been for funding increases in headcount in our research and development departments; investments attributable to new product development; the recent acquisition of Mentee Robotics, a humanoid robotics company; the repurchase program authorized by our Board of Directors in April 2026 to repurchase up to $250 million of Mobileye’s outstanding Class A common stock (the “Repurchase Program”), as well as for funding our capital expenditures. Our capital expenditures for purchase of property and equipment have related mainly to data storage and other computer related equipment, expenditure related to research and development projects including data farming and cloud compute, and to leasehold improvements, and were $51 million and $28 million for the six months ended June 27, 2026 and June 28, 2025, respectively. Cash paid for the acquisition of Mentee Robotics, net of cash acquired, was $591 million.

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

Cash Flows

The following table sets forth certain consolidated statements of cash flow data:

	Six Months Ended
U.S. dollars in millions	June 27, 2026	June 28, 2025
Net cash provided by operating activities	$210	$322
Net cash used in investing activities	(719)	(39)
Net cash used in financing activities	(24)	—
Effect of foreign exchange rate changes on cash and cash equivalents	9	8
Increase (decrease) in cash, cash equivalents and restricted cash	$(524)	$291

Operating activities

For the six months ended June 27, 2026 compared to the six months ended June 28, 2025, the $112 million decrease in cash provided by operating activities was mainly due to a higher increase in trade accounts receivable and a lower decrease in inventory compared to the six months ended June 28, 2025, due to the increase in sales and the relatively low accounts receivable balance as of the end of 2025. This was partially offset by a higher increase in accounts payable, accrued expenses and related party payable compared to prior year period.

Investing activities

Net cash used in investing activities in the six months ended June 27, 2026 and June 28, 2025 was $719 million and $39 million, respectively. The six months ended June 27, 2026 include $591 million net cash paid for the acquisition of Mentee Robotics. In both periods net cash used in investing activities included capital expenditures and debt investments.

Financing activities

Net cash used in financing activities in the six months ended June 27, 2026 was $24 million consisting of repurchases of common stock. Net cash used in financing activities in the six months ended June 28, 2025 was zero.

Liability in respect of employee rights upon retirement

Israeli labor laws and agreements require severance payments upon dismissal of an employee or upon termination of employment in other circumstances. The severance pay liability with respect to Israeli employees is calculated pursuant to the Israeli Severance Pay Law based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date.

Our liability for all of our Israeli employees is covered by monthly deposits with severance pay funds. The value of the deposited funds is based on the cash surrender value of these policies and includes profits (or loss) accumulated through the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligations pursuant to the Israeli Severance Pay Law or labor agreements.

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

Severance pay liability increased from $78 million as of December 27, 2025, to $83 million as of June 27, 2026, mainly due to the impact of fluctuations in foreign exchange rates.

Lease liabilities

We have lease agreements for vehicles and offices. We lease office space in various locations in Israel and around the world including Germany and China. All leases are operating leases with fixed payment terms where some of the leases include annual increases to lease payments based on an index or a rate. Lease liabilities as of June 27, 2026, representing the present value of future lease payments, have remained flat compared to December 27, 2025, due to new lease contracts offset by the progress in lease payments for existing arrangements.

Indebtedness

We have several bank guarantees aggregating approximately $24 million as of June 27, 2026 (denominated in New Israeli Shekels) mainly in connection with lease agreements and import of vehicles.

Non-GAAP Financial Measures

Our management uses Adjusted Gross Profit (Loss) and Margin, Adjusted Operating Income (Loss) and Margin and Adjusted Net Income (Loss), collectively, as key measures in operating our business. We use such non-GAAP financial measures to make strategic decisions, establish business plans and forecasts, identify trends affecting our business, and evaluate performance. For example, we use these non-GAAP financial measures to assess our pricing and sourcing strategy, in the preparation of our annual operating budget, and as a measure of our operating performance. We believe that these non-GAAP financial measures, when taken collectively, may be helpful to investors because they allow for greater transparency into what measures our management (and Intel’s management) uses in operating our business and measuring our performance, and enable comparison of financial trends and results between periods where items may vary independent of business performance. The non-GAAP financial measures are presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly titled non-GAAP measures used by other companies. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure presented in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, as well as our condensed consolidated financial statements and related notes included elsewhere in this report.

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

Our non-GAAP financial measures reflect adjustments for amortization charges of our acquisition-related intangible assets, share-based compensation expenses, R&D Law incentive grant related to ordinary income from sold RSUs, acquisition-related expenses, impairment of goodwill and the related income tax effects where applicable. We exclude amortization charges for our acquisition-related intangible assets for purposes of calculating certain non-GAAP measures, although revenue is generated, in part, by these intangible assets, to eliminate the impact of these non-cash charges that are inconsistent in size and are significantly impacted by the timing and valuation of our acquisitions. We believe that the exclusion of share-based compensation expense is appropriate because it eliminates the impact of non-cash expenses for equity-based compensation costs that are based upon valuation methodologies and assumptions that vary over time, and the amount of the expense can vary significantly between companies due to factors that are unrelated to their core operating performance and that can be outside of their control. Although we exclude share-based compensation expenses from our non-GAAP measures, equity compensation has been, and will continue to be, an important part of our future compensation strategy and a significant component of our future expenses, and may increase in future periods. We believe that the exclusion of goodwill impairment is appropriate because it does not reflect our core operating performance, and excluding such non-cash impairment loss facilitates a useful evaluation of our performance and comparisons to past operating results. We believe that the exclusion of the R&D Law incentive grant related to ordinary income from sold RSUs is consistent with our treatment of share-based compensation expenses in our non-GAAP measures, as it relates to incentives associated with equity-based compensation that are excluded from our non-GAAP results. Acquisition-related expenses include professional fees and other costs incurred in connection with business combinations. We believe exclusion of acquisition-related expenses is appropriate because they are transaction-specific costs and not reflective of our ongoing operating results.

Adjusted Gross Profit and Margin

We define Adjusted Gross Profit as gross profit presented in accordance with GAAP, excluding amortization of acquisition related intangibles and share-based compensation expenses. Adjusted Gross Margin is calculated as Adjusted Gross Profit divided by total revenue.

Set forth below is the reconciliation of gross profit to Adjusted Gross Profit and the calculations of Gross Margin and Adjusted Gross Margin:

	Three Months Ended				Six Months Ended
	June 27, 2026		June 28, 2025		June 27, 2026		June 28, 2025
U.S. dollars in millions	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Gross Profit and Margin	$235	46%	$252	50%	$510	48%	$459	49%
Add: Amortization of acquired intangible assets	97	19%	94	19%	192	18%	188	20%
Add: Share-based compensation expense	1	—%	1	—%	1	—%	1	—%
Adjusted Gross Profit and Margin	$333	66%	$347	69%	$703	66%	$648	69%

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

Our Adjusted Gross Margin decreased from 69% in both the three and six months ended June 28, 2025 to 66% in both the three and six months ended June 27, 2026. This decrease was primarily due to a modest reduction in EyeQTM ASP, mainly attributable to higher volume sold to Chinese OEMs, which carry lower ASP, and a higher portion of SuperVisionTM revenue with lower margin given the greater hardware content included.

Adjusted Operating Income (Loss) and Margin

We define Adjusted Operating Income (Loss) as operating income (loss) presented in accordance with GAAP, adjusted to exclude amortization of acquisition related intangibles, share-based compensation expenses, the R&D Law incentive grant related to ordinary income from sold RSUs acquisition-related expenses and impairment of goodwill. Operating Margin is calculated as operating income (loss) divided by total revenue, and Adjusted Operating Margin is calculated as Adjusted Operating Income (Loss) divided by total revenue.

Set forth below is the reconciliation of operating income (loss) to Adjusted Operating Income (Loss) and the calculations of Operating Margin and Adjusted Operating Margin:

	Three Months Ended				Six Months Ended
	June 27, 2026		June 28, 2025		June 27, 2026		June 28, 2025
U.S. dollars in millions	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Operating Income (Loss) and Operating Margin	$(30)	(6)%	$(74)	(15)%	$(3,926)	(368)%	$(191)	(20)%
Add: Amortization of acquired intangible assets	114	22%	111	22%	227	21%	222	24%
Add: Share-based compensation expense	88	17%	69	14%	172	16%	134	14%
Less: R&D Law incentive grant related to ordinary income from sold RSUs	(17)	(3)%	—	—%	(17)	(2)%	—	—%
Add: Acquisition related expenses	—	—%	—	—%	6	1%	—	—%
Add: Goodwill impairment	—	—%	—	—%	3,788	355%	—	—%
Adjusted Operating Income (Loss) and Margin	$155	31%	$106	21%	$250	23%	$165	17%

Our Operating Loss decreased from $74 million in the three months ended June 28, 2025 to $30 million in three months ended June 27, 2026, mainly due to a decrease in operating expenses attributed to a R&D Law incentive grant recognized this quarter for the entire first half of 2026, partially offset by higher share-based compensation expenses.

Our Operating Loss increased from $191 million in the six months ended June 28, 2025 to $3,926 million in the six months ended June 27, 2026, mainly due to a goodwill impairment loss recognized in the first quarter of 2026.

Our Adjusted Operating Income increased by $49 million in the three months ended June 27, 2026 compared to the three months ended June 28, 2025, mainly due to a decrease in operating expenses attributed to a R&D Law incentive grant recognized this quarter for the entire first half of 2026, partially offset by a decrease in Adjusted Gross Profit.

Our Adjusted Operating Income increased by $85 million in the six months ended June 27, 2026 compared to the six months ended June 28, 2025, mainly due to higher adjusted gross profit and lower operating expenses attributed to a R&D Law incentive grant recognized this quarter for the entire first half of 2026,

Our Adjusted Operating Margin increased from 21% for the three months ended June 28, 2025 to 31% for the three months ended June 27, 2026. Our Adjusted Operating Margin increased from 17% for the six months ended June 28, 2025 to 23% for the six months ended June 27, 2026. The increase in both periods was mainly due to a lower operating expenses as a percentage of revenue, partially offset by lower Adjusted Gross Margin.

Adjusted Net Income (Loss)

We define Adjusted Net Income (Loss) as net income (loss) presented in accordance with GAAP, adjusted to exclude amortization of acquisition related intangibles, share-based compensation expenses, the R&D Law incentive grant related to ordinary income from sold RSUs, acquisition-related expenses, impairment of goodwill and the related income tax effects. Income tax effects have been calculated using the applicable statutory tax rate for each adjustment taking into consideration the associated valuation allowance impacts. The adjustment for income tax effects consist primarily of the deferred tax impact of the amortization of acquired intangible assets and impairment of goodwill.

Set forth below is the reconciliation of net income (loss) to Adjusted Net Income (Loss):

	Three Months Ended				Six Months Ended
	June 27, 2026		June 28, 2025		June 27, 2026		June 28, 2025
U.S. dollars in millions	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Net Income (Loss)	$(21)	(4)%	$(67)	(13)%	$(3,839)	(360)%	$(169)	(18)%
Add: Amortization of acquired intangible assets	114	22%	111	22%	227	21%	222	24%
Add: Share-based compensation expense	88	17%	69	14%	172	16%	134	14%
Less: R&D Law incentive grant related to ordinary income from sold RSUs	(17)	(3)%	—	—%	(17)	(2)%	—	—%
Add: Acquisition related expenses	—	—%	—	—%	6	1%	—	—%
Add: Goodwill impairment	—	—%	—	—%	3,788	355%	—	—%
Less: Income tax effects	(9)	(2)%	(11)	(2)%	(86)	(8)%	(22)	(2)%
Adjusted Net Income (Loss)	$155	30%	$102	20%	$251	24%	$165	18%

The three months ended June 27, 2026 ended with a Net Loss of $21 million compared to a $67 million Net Loss in the three months ended June 28, 2025. The decrease in Net Loss is mainly due to a reduction in operating expenses attributed to a R&D Law incentive grant recognized this quarter for the entire first half of 2026, partially offset by higher share-based compensation expenses.

Our Net Loss increased by $3,670 million in the six months ended June 27, 2026, compared to the six months ended June 28, 2025. The increase in Net Loss is mainly due to a goodwill impairment loss recognized during the first quarter of 2026.

Our Adjusted Net Income increased by $53 million in the three months ended June 27, 2026, compared to the three months ended June 28, 2025. Our Adjusted Net Income increased by $86 million in the six months ended June 27, 2026, compared to the six months ended June 28, 2025. The increase in both periods was mainly due to an increase in Adjusted Operating Income.

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

Note 2, “Significant Accounting Policies” of the Notes to the condensed consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and in the Notes to the Consolidated Financial Statements in Part II, Item 8 of the 2025 Annual Report on Form 10-K, as filed with the SEC on February 12, 2026 (the “2025 Form 10-K”) describe the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. There have been no material changes to the Company’s critical accounting estimates since the 2025 Form 10-K, except for the addition of a new critical accounting estimate regarding Refundable Research and Development Incentives detailed below.

Goodwill

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

The results of the impairment analysis indicate that the fair value of the Mobileye reporting unit is below its carrying amount and therefore a non-cash impairment loss of $3,788 million was recognized in the first quarter of 2026.

A 1% increase in the discount rate and a 0.5% decrease in terminal growth rate would have resulted in an additional impairment of $682 million and $141 million, respectively.

Our impairment conclusion is sensitive to the market capitalization in that a further sustained decline in the Company’s market capitalization may require additional analysis to support the reasonability of our implied control premium, and may require further adjustments to certain key assumptions underlying our valuation.

Research and Development Incentives

The R&D Law, enacted on March 29, 2026, introduced a refundable tax credit regime which applies to qualifying research and developments expenditures incurred in tax years beginning on or after January 1, 2026. The R&D Law provides eligible companies with an incentive calculated as a percentage of qualifying research and development expenditures incurred in Israel. Subject to applicable statutory requirements and other conditions, the incentive may be offset against Israeli income taxes or Israeli QDMTT. Alternatively, an unused grant may be received in cash after the prescribed carryforward period, and an eligible company may make an irrevocable election to receive the incentive as a cash grant rather than a credit.

Because the incentive may be received in cash and is determined based on qualifying research and development expenditures, the Company accounts for this benefit using a government grant accounting model applied by analogy. The benefit is recognized as a reduction of the related research and development expense when there is reasonable assurance that the Company will comply with the applicable conditions and that the benefit will be received.

The recognition and measurement of the incentive require judgment, including in assessing the Company’s eligibility, determining whether the recognition criteria have been met, identifying and measuring qualifying research and development expenditures incurred in Israel and estimating the amount expected to be approved by the relevant Israeli authorities. Changes in these judgments, or in regulations, interpretations, administrative guidance or determinations under the R&D Law (including in respect of any change in Intel’s status as a controlling shareholder and any resulting impact on the Company’s eligibility for, or the amount of the incentive) could affect the amount and timing of the incentive recognized and, consequently, research and development expenses in the Company’s consolidated financial statements.

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
●our ability to effectively compete in the markets in which we operate;
●increased competition from emerging chip manufacturers and OEMs;
●future products and technology, and the expected availability and benefits of such products and technology;
●	our planned vertically integrated robotaxi business, including the development, launch, operation, scaling, regulatory approval and commercial acceptance of autonomous ride-hailing services, may not proceed as expected;
●the humanoid robotics industry and its accompanying technology may not develop as expected;
●development of regulatory frameworks for current and future technology;
●	changes in regulation and trade policy, including increased tariffs, in regions in which we operate, including the U.S., Europe and China;
●projected cost and pricing trends;
●future production capacity and product supply;
●	potential future benefits and competitive advantages associated with our technologies and architecture and the data we have accumulated;
●	the future purchase, use and availability of products, components and services supplied by third parties, including third-party IP and manufacturing services;
●	uncertain events or assumptions, including statements relating to our estimated vehicle production and market opportunity, potential production volumes associated with design wins and other characterizations of future events or circumstances;
●	adverse conditions in Israel, including as a result of war and geopolitical conflict, which may affect our operations and may limit our ability to produce and sell our solutions;
●	any disruption in our operations by the obligations of our personnel to perform military service as a result of current or future military actions involving Israel;

●	availability, uses, sufficiency and cost of capital and capital resources, including expected returns to stockholders such as dividends, and the expected timing of future dividends;
●tax- and accounting-related expectations;
●	sustained low levels of our share price and market capitalization as well as other factors may require further testing of our Mobileye reporting unit, which may result in an impairment of goodwill;
●the ability to meet our social and environmental goals and projections; and
●	other statements described in this report and under the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” in our 2025 Form 10-K.

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

Interest Rate Risk

Our investments in money market funds, U.S. government and corporate bonds and short term deposits are subject to market risk due to changes in interest rates, which may affect our interest income and fair market value of our investments. To minimize this risk, we invest in institutional investors money market funds, which consist of high-grade securities. Our short term deposits are redeemable upon demand and held in banks domiciled in the U.S. and Europe, as well as in Israel. As of June 27, 2026 and December 27, 2025, our investment in money market funds was $566 million and $1,016 million, respectively; our U.S. government bonds were $76 million and $55 million, respectively, our corporate bonds were $31 million and zero, respectively, and our short term deposits were $726 million and $785 million, respectively.

The primary objectives of our investments in money market funds, U.S. government and corporate bonds, and short term deposits is to fund our cash requirements in the ordinary course of business and preserve principal. We do not enter into investments for trading or speculative purposes.

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

If the New Israeli Shekel had strengthened by 10% against the U.S. dollar, it would have decreased our cash flows by approximately $12 million in the six months ended June 27, 2026. If the New Israeli Shekel had strengthened by 10% against the U.S. dollar, it would have decreased our cash flows by approximately $21 million in the six months ended June 28, 2025.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 27, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Legal Actions

U.S. Patent Litigation

On January 26, 2024, Facet Technology Corp. (“Facet”) sued Mobileye in the U.S. District Court for the Eastern District of Texas for patent infringement. The suit accuses Mobileye Global Inc., Mobileye Vision Technologies Ltd. and Mobileye Inc. of allegedly infringing two expired patents. Despite expiration of the patents, the suit seeks injunctive relief and a permanent injunction as well as unspecified damages, fees and costs. Mobileye Vision Technologies Ltd. and Mobileye Inc., sued Facet in the U.S. District Court of Minnesota seeking a declaratory judgment of non-infringement of both patents. Before either action was answered, the Patent Trial and Appeal Board (“PTAB”) of the US Patent and Trademark Office instituted two Inter Parte Review (IPR) proceedings on both patents, and both district court actions were stayed. Final Determinations were reached by the PTAB in both IPRs. In one, the PTAB found invalid all claims that Facet asserted in the Texas suit. The PTAB upheld the patentability of other claims not asserted in the Texas suit. Facet’s request for Director review was denied, and the deadline to appeal has passed without Facet doing so. In the other IPR, the PTAB upheld the patentability of a single claim. Mobileye is pursuing an appeal of that decision. In May 2026, Facet moved to lift the stay in the Texas suit. Mobileye opposed, and the court has yet to rule. Therefore, the Texas and Minnesota district court actions both remain stayed. We intend to defend these matters vigorously. No provision was recorded in the condensed consolidated financial statements as of June 27, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sale of Unregistered Securities

There were no sales of unregistered equity securities during the three months ended June 27, 2026.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

The following table summarizes the share repurchase activity for the three months ended June 27, 2026:

	Total		Total Number of Shares	Approximate Dollar Value of
	Number of	Average	Purchased as Part of	Shares that May Yet be
	Shares Purchased	Price Paid	Publicly Announced	Purchased Under the Program
Period	(1)	Per Share	Programs (1)	(in millions) (1)
March 29, 2026 - April 25, 2026	—	$—	—	$—
April 26, 2026 - May 23, 2026	775,241	$9.68	775,241	$242.50
May 24, 2026 - June 27, 2026	1,729,855	$9.23	1,729,855	$226.53
Total	2,505,096	$9.37	2,505,096	$226.53

(1)    On April 23, 2026, the Company announced that its Board of Directors authorized the repurchase of up to $250 million of our Class A common stock. The program has no fixed expiration date. As of June 27, 2026, 2,505,096 shares were repurchased under the program. Refer to Note 4 to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, for additional information.

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
101*

The following financial statements from Mobileye Global Inc.’s Quarterly Report on Form 10-Q for the three months ended June 27, 2026, filed with the Securities and Exchange Commission on July 23, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mobileye Global Inc.
Date: July 23, 2026
	By:	/s/ Professor Amnon Shashua
Professor Amnon Shashua
Chief Executive Officer, President and Director (Principal Executive Officer)

	By:	/s/ Moran Shemesh Rojansky
Moran Shemesh Rojansky
Chief Financial Officer (Principal Financial and Accounting Officer)