Form 10-Q
period 2026-09-26
Mobileye Global Inc.
filed 2026-10-29
CIK 1910139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2026

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

There were 252,403,844 shares of Class A common stock, $0.01 par value, outstanding at October 21, 2026.

MOBILEYE GLOBAL INC.

FORM 10-Q

For the quarterly period ended September 26, 2026

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

Part 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOBILEYE GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 26,	December 27,
U.S. dollars in millions, except share and per share data	2026	2025
Assets
Current assets
Cash and cash equivalents	$1,346	$1,836
Marketable securities and deposits	153	55
Trade accounts receivable, net	202	131
Inventories	295	327
Other current assets	110	129
Total current assets	2,106	2,478
Non-current assets
Property and equipment, net	496	473
Intangible assets, net	998	1,166
Goodwill	4,911	8,200
Other long-term assets	371	175
Total non-current assets	6,776	10,014
TOTAL ASSETS	$8,882	$12,492
Liabilities and Equity
Current liabilities
Accounts payable and accrued expenses	$272	$228
Employee related accrued expenses	144	141
Related party payable	8	4
Other current liabilities	50	33
Total current liabilities	474	406
Non-current liabilities
Long-term employee benefits	83	78
Deferred tax liabilities	5	60
Other long-term liabilities	91	67
Total non-current liabilities	179	205
Contingencies (see note 11)
TOTAL LIABILITIES	$653	$611
Equity
Class A common stock: $0.01 par value; 4,000,000,000 shares authorized; shares issued and outstanding: 251,984,656 as of September 26, 2026 and 216,980,847 as of December 27, 2025	2	2
Class B common stock: $0.01 par value; 1,500,000,000 shares authorized; shares issued and outstanding: 597,768,015 as of September 26, 2026 and December 27, 2025	6	6
Additional paid-in capital	15,575	15,308
Accumulated other comprehensive income (loss), net of tax	4	17
Retained earnings (accumulated deficit)	(7,358)	(3,452)
TOTAL EQUITY	8,229	11,881
TOTAL LIABILITIES AND EQUITY	$8,882	$12,492

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MOBILEYE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
U.S. dollars in millions, except share and per share data	2026	2025	2026	2025
Revenue	$492	$504	$1,558	$1,448
Cost of revenue	231	261	787	746
Gross profit	261	243	771	702
Research and development, net	284	304	814	861
Sales and marketing	26	29	82	85
General and administrative	33	19	95	56
Goodwill impairment	—	—	3,788	—
Total operating expenses	343	352	4,779	1,002
Operating income (loss)	(82)	(109)	(4,008)	(300)
Financial income (expense), net	14	17	41	48
Income (loss) before income taxes	(68)	(92)	(3,967)	(252)
Benefit (provision) for income taxes	1	(4)	61	(13)
Net income (loss)	$(67)	$(96)	$(3,906)	$(265)
Earnings (loss) per share attributed to Class A and Class B stockholders:
Basic and diluted	$(0.08)	$(0.12)	$(4.77)	$(0.33)
Weighted-average number of shares used in computation of earnings (loss) per share attributed to Class A and Class B stockholders (in millions):
Basic and diluted	824	814	820	813
Net income (loss)	(67)	(96)	(3,906)	(265)
Other comprehensive income (loss), net of tax	(8)	(5)	(13)	10
TOTAL COMPREHENSIVE INCOME (LOSS)	$(75)	$(101)	$(3,919)	$(255)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MOBILEYE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

				Accumulated	Retained
	Common Stock		Additional	Other	Earnings	Total
	Number of		paid-in	Comprehensive	(Accumulated	Shareholders’
U.S. dollars except number of shares, in millions	shares	Amount	capital	Income (Loss)	deficit)	Equity
Three Months Ended
Balance as of June 27, 2026	840	$8	$15,481	$12	$(7,291)	$8,210
Net income (loss)	—	—	—	—	(67)	(67)
Other comprehensive income (loss), net	—	—	—	(8)	—	(8)
Share-based compensation expense	—	—	103	—	—	103
Issuance of common stock under employee share-based compensation plans	11	—	—	—	—	—
Repurchase of common stock	(1)	*	(9)	—	—	(9)
Balance as of September 26, 2026	850	$8	$15,575	$4	$(7,358)	$8,229

Balance as of June 28, 2025	815	$8	$15,270	$17	$(3,229)	$12,066
Net income (loss)	—	—	—	—	(96)	(96)
Other comprehensive income (loss), net	—	—	—	(5)	—	(5)
Share-based compensation expense	—	—	72	—	—	72
Recharge to Parent for Share-based compensation	—	—	(2)	—	—	(2)
Issuance of common stock under employee share-based compensation plans	5	—	—	—	—	—
Repurchase of common stock from Parent	(6)	—	(100)	—	—	(100)
Balance as of September 27, 2025	814	$8	$15,240	$12	$(3,325)	$11,935

Nine Months Ended
Balance as of December 27, 2025	815	$8	$15,308	$17	$(3,452)	$11,881
Net income (loss)	—	—	—	—	(3,906)	(3,906)
Other comprehensive income (loss), net	—	—	—	(13)	—	(13)
Share-based compensation expense	—	—	271	—	—	271
Issuance of common stock under employee share-based compensation plans	13	—	—	—	—	—
Issuance of common stock in connection with the acquisition of Mentee Robotics	26	*	29	—	—	29
Repurchase of common stock	(4)	*	(33)	—	—	(33)
Balance as of September 26, 2026	850	$8	$15,575	$4	$(7,358)	$8,229

Balance as of December 28, 2024	812	$8	$15,137	$2	$(3,060)	$12,087
Net income (loss)	—	—	—	—	(265)	(265)
Other comprehensive income (loss), net	—	—	—	10	—	10
Tax sharing agreement with Parent	—	—	3	—	—	3
Share-based compensation expense	—	—	206	—	—	206
Recharge to Parent for Share-based compensation	—	—	(6)	—	—	(6)
Issuance of common stock under employee share-based compensation plans	8	—	—	—	—	—
Repurchase of common stock from Parent	(6)	—	(100)	—	—	(100)
Balance as of September 27, 2025	814	$8	$15,240	$12	$(3,325)	$11,935

*Less than $1 million.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MOBILEYE GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 26,	September 27,
U.S. dollars in millions	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,906)	$(265)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	64	54
Share-based compensation	271	206
Amortization of intangible assets	296	333
Goodwill impairment	3,788	—
Exchange rate differences on cash and cash equivalents	(9)	(8)
Deferred income taxes	(80)	(16)
(Gains) losses on equity and debt investments, net	(1)	—
Other	—	5
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts receivable	(71)	11
Decrease (increase) in other current assets	12	15
Decrease (increase) in inventories	32	97
Decrease (increase) in other long-term assets	(177)	(3)
Increase (decrease) in accounts payable, accrued expenses and related party payable	33	22
Increase (decrease) in employee-related accrued expenses and long-term benefits	7	32
Increase (decrease) in other current liabilities	15	(1)
Increase (decrease) in other long-term liabilities	29	7
Net cash provided by operating activities	303	489
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(72)	(52)
Purchases of debt and equity investments	(206)	(79)
Maturities and sales of debt and equity investments	104	67
Cash paid for acquisition of Mentee Robotics, net of cash acquired	(591)	—
Net cash used in investing activities	(765)	(64)
CASH FLOWS FROM FINANCING ACTIVITIES
Share-based compensation recharge	*	(2)
Repurchase of common stock	(33)	(100)
Net cash used in financing activities	(33)	(102)
Effect of foreign exchange rate changes on cash and cash equivalents	9	8
Increase (decrease) in cash, cash equivalents and restricted cash	(486)	331
Balance of cash, cash equivalents and restricted cash, at beginning of year	1,860	1,438
Balance of cash, cash equivalents and restricted cash, at end of period	$1,374	$1,769
Supplementary non-cash investing and financing activities:
Non-cash purchase of property and equipment	$34	$7
Tax sharing agreement with Parent	$—	$(3)
Conversion of Class B common stock to Class A common stock	$—	$1

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

Intel Corporation (“Intel” or the “Parent”) directly or indirectly holds all of the Class B common stock of Mobileye as well as 50,000,000 shares of Class A common stock, which as of September 26, 2026, together represent approximately 76.2% of our outstanding common stock and 96.8% of the voting power of our common stock.

Operations in Israel

On October 7, 2023, Hamas launched a series of attacks on civilian and military targets in Southern Israel and Central Israel, to which the Israel Defense Forces responded. In addition, Iran, Hezbollah and the Houthi movement attacked military and civilian targets in Israel, to which Israel responded, including through increased air and/or ground operations in Lebanon, Syria, Yemen and Iran. Following years of conflict in the region, on October 9, 2025, Israel, Hamas, the United States and other countries in the region agreed to a framework for a ceasefire in Gaza between Israel and Hamas. On February 28, 2026, the United States and Israel launched joint combat operations in Iran to which Iran and Hezbollah responded with ballistic missile and drone attacks on Israel as well as other countries and U.S. military bases in the region. Although the United States and Iran have announced ceasefire and de-escalation arrangements from time to time, including a memorandum of understanding entered into on June 17, 2026 that contemplates the termination of military operations on multiple fronts, hostilities have resumed and may continue or escalate. How long and how severe the current conflicts in Gaza, Northern Israel, Lebanon, Iran or the broader region last and become is unknown at this time and any continued clash among Israel, Hamas, Hezbollah, Iran or other countries or militant groups in the region may escalate in the future into a greater regional conflict. To date, our operations have not been materially affected, although as of October 21, 2026 approximately 1.6% of our employees have been called to reserve duty in the Israel Defense Forces. However, since these are events beyond our control, their continuation or cessation may affect our expectations. We continue to monitor political and military developments closely and examine the consequences for our operations and assets.

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

The results of operations for the three and nine months ended September 26, 2026 shown in this report are not necessarily indicative of the results to be expected for the full year ending December 26, 2026. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 27, 2025.

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

Because the incentive may be received in cash and is determined based on qualifying research and development expenditures, the Company accounts for this benefit using a government grant accounting model applied by analogy. The Company recognizes the incentive as qualifying expenditures are incurred, in the same period in which the related research and development expenses are recognized, when there is reasonable assurance that the Company will comply with the applicable conditions and the incentive will be received. The Company presents amounts recognized as a reduction of research and development expenses. As of September 26, 2026, the Company recognized an asset of $162 million under other long - term assets, with a corresponding reduction to research and development expenses in the amount of $52 million and $162 million for the three and nine months ended September 26, 2026, respectively.

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

Cash, cash equivalents and restricted cash

The following is a reconciliation of the cash, cash equivalents and restricted cash as of each period end:

	As of
U.S. dollars in millions	September 26, 2026	December 27, 2025
Cash	$50	$35
Short term deposits	736	785
Money market funds	560	1,016
Restricted cash (within other current and other long-term assets)	28	24
Cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows	$1,374	$1,860

Fair value measurement

The carrying amounts of short-term deposits, trade accounts receivable and accounts payable approximates their fair value due to the short maturity of these items.

The Company’s investment in money market funds is measured at fair value within Level 1 of the fair value hierarchy because they consist of financial assets for which quoted prices are available in an active market. Interest income related to money market funds for the three months ended September 26, 2026 and September 27, 2025 amounted to $5 million and $10 million, respectively; and $17 million and $31 million for the nine months ended September 26, 2026 and September 27, 2025, respectively.

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

Participation in expenses for research and development projects are recognized on the basis of the costs incurred and are netted against research and development expenses in the condensed consolidated statements of operations and comprehensive income (loss). Research and development reimbursements of $26 million and $16 million were offset against research and development costs in the three months ended September 26, 2026 and September 27, 2025, respectively; and $76 million and $61 million were offset in the nine months ended September 26, 2026 and September 27, 2025, respectively.

Derivatives and hedging

During the fourth quarter of 2024 the Company initiated a foreign currency cash flow hedging program, designed to hedge the Company’s foreign exchange rate risk, resulting from ILS payroll expenses. The Company hedges portions of its forecasted payroll payments denominated in ILS for a period of up to 12 months, using forward contracts or zero – cost collar contracts that are designated as cash flow hedges, as defined by ASC 815. These derivative instruments are measured at fair value within Level 2 of the fair value hierarchy. Derivative instruments are recorded as other current assets or other current liabilities, according to the timing of settlement. For these derivative instruments, designated as a cash flow hedge, gains and losses are reported as a component of other comprehensive income (loss) and reclassified into earnings in the same line item associated with the hedged transaction and in the same period or periods during which the hedged transaction affects the statement of operations and comprehensive income (loss). As of September 26, 2026, the Company expects to reclassify all of its unrealized gains and losses from accumulated other comprehensive income (loss) to earnings during the next twelve months. The cash flows associated with these derivatives are classified in the consolidated statements of cash flows consistently with the classification of the underlying hedged transaction, within cash flows from operating activities.

The notional amount and fair value of outstanding derivatives at the end of each period were:

	As of
U.S. dollars in millions	September 26, 2026	December 27, 2025
Notional amount of derivative contracts	$335	$303
Fair value of derivative assets	$4	$18

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The changes in accumulated other comprehensive income (loss) relating to gains (losses) on derivatives used for hedging were as follows:

	Three Months Ended		Nine Months Ended
U.S. dollars in millions	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Other comprehensive income (loss) before reclassifications	$(4)	$2	$18	$24
Amounts reclassified out of accumulated other comprehensive (income) loss **	(5)	(7)	(32)	(13)
Tax effects	1	*	1	(1)
Other comprehensive income (loss), net from hedging transactions	$(8)	$(5)	$(13)	$10

*Less than $1 million.

**Amounts of gains (losses) reclassified from other comprehensive income (loss) into profit or loss are recorded in cost of revenue and operating expenses.

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, which include short-term deposits, money market funds, U.S. government and corporate bonds, derivative financial instruments, and also trade accounts receivable.

The majority of the Company’s cash and cash equivalents are invested in banks domiciled in the U.S. and Europe, as well as in Israel. Generally, these cash equivalents may be redeemed upon demand. Short-term bank deposits are held in the aforementioned banks. The money market funds consist of institutional investors money market funds and are readily redeemable to cash, and the U.S. government and corporate bonds are also highly liquid. Derivative financial instruments are forward contracts or zero - cost collar contracts entered into with major banks in Israel to hedge the Company’s foreign exchange rate risk. Accordingly, management believes that these bank deposits, money market funds, U.S. government bonds and derivative financial instruments have minimal credit risk. Our investments in U.S. corporate bonds are made with high-credit-quality counterparties, and we limit our credit exposure to any single counterparty.

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

The Company performs ongoing credit evaluations of its customers and has not experienced any material losses in the periods presented. The Company recognizes an allowance for credit losses for any potential uncollectible amounts. The allowance is based on various factors, including historical experience, the age of the accounts receivable balances, credit quality of the customers, and other reasonable and supportable information. This allowance consists of an amount based on overall estimated exposure for the receivable portfolio and amounts identified for specific customers. Expected credit losses are recorded as general and administrative expenses in the Company’s condensed consolidated statement of operations and comprehensive income (loss). As of September 26, 2026 and December 27, 2025, the credit loss allowance for trade accounts receivable was not material. For the three and nine months ended September 26, 2026 and September 27, 2025, the charge-offs and recoveries in relation to the credit losses were not material.

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

Dependence on a single supplier or limited suppliers risk

The Company purchases all its System on Chip (“EyeQ™ SoC”) from a single supplier. For certain materials, equipment, and services, we, and/or our suppliers and vendors, rely on a single or a limited number of direct and indirect suppliers and vendors. Any issues that occur and persist in connection with the manufacture, delivery, quality, or cost of the assembly and testing of inventory could adversely affect the Company’s business, results of operations and financial condition.

Supply chain risk

Our solutions are dependent on the global semiconductor supply chain. The continued and timely supply of input materials, the availability of manufacturing capacity, and packaging and testing services at reasonable prices impact our ability to meet customer demand. In prior periods, we experienced supply chain disruptions, raw material shortages and manufacturing capacity constraints that reduced the availability of key components, including EyeQ™ SoCs, and resulted in lower inventory levels and limitations on our ability to meet customer demand. As supply conditions improved, we increased inventory levels to help mitigate potential future constraints. However, as supply constraints continue or recur, depending on their duration and severity, we may again be required to operate with reduced inventory levels, which could limit our ability to meet customer demand. As a result, we are substantially reliant on timely shipments of EyeQ™ SoCs from STMicroelectronics and ECUs from Quanta Computer (or other suppliers) and may in the future become reliant on additional suppliers such as TSMC, to fulfill customer orders and if such a shortfall of chips or ECUs were to occur, we may be unable to offset future supply constraints through the use of inventory on hand. Beginning in 2025 and continuing through the third quarter of 2026 the AI industry has generated increased demand for components necessary for the production of our solutions, including EyeQ™ SoCs and ECUs for our SuperVision™, Mobileye Chauffeur™ and Mobileye Drive™ solutions. This new demand has resulted in and may continue to result in increased competition for and shortages of components necessary for our solutions, substantial increases in prices for such components and suppliers requiring us to increase lead times and purchase greater quantities of such components in advance in order to ensure we secure sufficient supply. Such shortages of components, as well as the increases in pricing, order requirements and lead times, has and may continue to impact our ability to supply solutions to our customers in order to meet demand as well as impact OEMs’ ability to purchase our solutions. Our reliance on single or limited suppliers and vendors for certain components, equipment, and services and the aforementioned shortages of substrates and other components have led to increased supply chain risks and continue to stress our ability to meet the supply demands of our customers. To mitigate these supply chain constraints, management continues to monitor inventory levels on an ongoing basis. Although we cannot fully predict the length and the severity of the impact these pressures will have on a long-term basis, we currently do not anticipate that our current supply chain constraints would materially adversely affect our results of operations, capital resources, sales, profits, and liquidity on a long-term basis.

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

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 - OTHER FINANCIAL STATEMENT DETAILS

Inventories

	As of
U.S. dollars in millions	September 26, 2026	December 27, 2025
Raw materials	$25	$21
Work in process	—	—
Finished goods	270	306
Total inventories	$295	$327

Inventory write-downs and write-offs totaled $1 million and zero for the three months ended September 26, 2026 and September 27, 2025, respectively; and $1 million and $2 million for the nine months ended September 26, 2026 and September 27, 2025, respectively.

Property and equipment

	As of
U.S. dollars in millions	September 26, 2026	December 27, 2025
Computers, electronic equipment and software	$310	$245
Vehicles	10	10
Office furniture and equipment	13	11
Buildings	338	322
Leasehold improvements	59	56
Total property and equipment, gross	$730	$644
Less: accumulated depreciation	(234)	(171)
Total property and equipment, net	$496	$473

Depreciation expenses totaled $22 million and $18 million for the three months ended September 26, 2026 and September 27, 2025, respectively; and $64 million and $54 million for the nine months ended September 26, 2026 and September 27, 2025, respectively.

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

During the three and nine months ended September 26, 2026, the Company repurchased 1,012,737 and 3,517,833 shares of outstanding Class A common stock for $9.5 million and $33 million.

Share-based compensation plans

Mobileye Plan

In June 2025, the stockholders of the Company approved the Amended and Restated Mobileye Global Inc. 2022 Equity Incentive Plan (the “2022 Plan”). Equity awards under the 2022 Plan are granted for Class A shares and vest upon the satisfaction of a service-based vesting condition, mostly over service periods of up to three years.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Restricted Stock Units

The RSU activity for the nine months ended September 26, 2026 for RSUs granted to Company’s employees under the 2022 Plan was as follows:

		Weighted average grant
	Number of RSUs	date fair value per share
	In thousands	U.S. dollars
Outstanding as of December 27, 2025	32,853	$20
Granted	43,490	9
Vested	(12,242)	22
Forfeited	(2,978)	15
Outstanding as of September 26, 2026	61,123	$12

The RSU activity for the three months ended September 26, 2026 for RSUs granted to Company’s employees under the 2022 Plan was as follows:

		Weighted average grant
	Number of RSUs	date fair value per share
	In thousands	U.S. dollars
Outstanding as of June 27, 2026	38,224	$17
Granted	35,134	10
Vested	(10,792)	22
Forfeited	(1,443)	12
Outstanding as of September 26, 2026	61,123	$12

As of September 26, 2026, the unrecognized compensation cost related to all unvested RSUs granted under the 2022 Plan, was $554 million, which is expected to be recognized as an expense over a weighted-average period of 1.85 years.

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

The Restricted Shares activity for the nine months ended September 26, 2026 was as follows:

	Number of Restricted	Grant date fair value per
	Shares	share
	In thousands	U.S. dollars
Outstanding as of December 27, 2025	—	$—
Granted	23,652	9
Outstanding as of September 26, 2026	23,652	$9

The Restricted Shares activity for the three months ended September 26, 2026 was as follows:

	Number of Restricted	Grant date fair value per
	Shares	share
	In thousands	U.S. dollars
Outstanding as of June 27, 2026	23,652	$9
Outstanding as of September 26, 2026	23,652	$9

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of September 26, 2026, the unrecognized compensation cost related to all unvested Restricted Shares, was $173 million, which is expected to be recognized as an expense over a weighted-average period of 3.36 years.

Share-based compensation expense summary

Expenses recognized

Share-based compensation expenses included in the condensed consolidated statements of operations and comprehensive income (loss) were as follows:

	Three Months Ended		Nine Months Ended
U.S. dollars in millions	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Cost of revenue	$—	$—	$1	$1
Research and development, net (1)	81	62	216	178
Sales and marketing	2	2	5	5
General and administrative	20	8	53	22
Total share-based compensation	$103	$72	$275	$206

(1)Not including R&D Law incentive grant related to ordinary income arising from sales of shares received from the settlement of RSUs as further detailed in Note 2 under Research and Development Incentives, which depends on the actual sale of the shares of common stock issued upon the conversion of RSUs.

NOTE 5 - EARNINGS (LOSS) PER SHARE

The following table summarizes the calculation of basic and diluted earnings (loss) per share for the periods presented:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
In millions, except per share amounts	2026	2025	2026	2025
Numerator:
Net income (loss)	$(67)	$(96)	$(3,906)	$(265)
Denominator:
Weighted average common shares - basic and diluted	824	814	820	813
Earnings (loss) per share:
Basic and diluted	$(0.08)	$(0.12)	$(4.77)	$(0.33)

For the three months ended September 26, 2026 and September 27, 2025, the computation of diluted earnings (loss) per share attributable to common stockholders does not include 82.3 million and 32.3 million potential common shares, respectively; and 64.7 million and 25.3 million potential common shares for the nine months ended September 26, 2026 and September 27, 2025, respectively, related to restricted stock units granted under the 2022 Plan to the Company’s employees, and restricted shares granted as part of the acquisition of Mentee Robotics, as the effect of their inclusion would have been anti-dilutive.

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

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Benefit for income tax in the three months ended September 26, 2026, was $1 million compared to a provision of $(4) million in the three months ended September 27, 2025. This change was primarily due to the reduction in deferred tax liability resulting from the goodwill impairment to the Mobileye reporting unit which was recorded in the first quarter of 2026, partially offset by a lower loss before income taxes in foreign jurisdictions. Benefit for income tax in the nine months ended September 26, 2026 was $61 million compared to a provision for income tax of $(13) million in the nine months ended September 27, 2025. This was primarily due to the deferred tax effect of $67 million attributed to goodwill impairment to the Mobileye reporting unit which was recorded in the first quarter of 2026.

NOTE 7 - RELATED PARTIES TRANSACTIONS

The Company has entered into a series of related party arrangements with Intel. For further description of the arrangements refer to Note 9 of the notes to the consolidated financial statements for the year ended December 27, 2025.

Agreements with Intel

Stock Compensation Recharge Agreement

The Company entered into a stock compensation recharge agreement with Intel, which requires the Company to reimburse Intel for certain amounts, net of any related withholding tax, relating to the value of share-based compensation provided to the Company’s employees for RSUs or stock options exercisable in Intel stock. The reimbursement amounts recorded as an adjustment to additional paid-in capital in the condensed consolidated statement of changes in equity were zero and $2 million for the three months ended September 26, 2026 and September 27, 2025, respectively, and $0.2 million and $6 million for the nine months ended September 26, 2026 and September 27, 2025, respectively.

Lease agreements

Under lease agreements with Intel, the Company leases office space in Intel’s buildings. The costs are included in the condensed consolidated statements of operations and comprehensive income (loss) primarily on a specific and direct attribution basis. The leasing costs for the three months ended September 26, 2026 and September 27, 2025, were $0.1 million and $0.6 million, respectively, and $0.2 million and $1.9 million for the nine months ended September 26, 2026 and September 27, 2025, respectively.

Administrative Services Agreement

Under the Administrative Services Agreement, Intel provides the Company with administrative and other services. The Company pays fees to Intel for the services rendered based on pricing per service agreed between the Company and Intel.

The costs incurred under this agreement for the three months ended September 26, 2026 and September 27, 2025 were $0.2 million and $0.5 million, respectively, and $0.5 million and $1.8 million for the nine months ended September 26, 2026 and September 27, 2025, respectively.

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

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The amounts incurred under this agreement for the three months ended September 26, 2026 and September 27, 2025 were $0.3 million and $0.6 million, respectively, and $0.9 million and $1.7 million for the nine months ended September 26, 2026 and September 27, 2025, respectively.

Tax Sharing Agreement

The Tax Sharing Agreement establishes the respective rights, responsibilities and obligations of the Company and Intel after the completion of the Mobileye IPO with respect to tax matters, including the amount of cash the Company will pay to Intel for its share of the tax liability owed on the consolidated filings in which the Company or any of the Company’s subsidiaries are included, including audit or other tax proceedings. On August 14, 2024, Mobileye and Intel entered into an Amended and Restated Tax Sharing Agreement, which incorporated certain clarifying amendments into the original Tax Sharing Agreement. As a result of the Tax Deconsolidation, starting July 12, 2025, the computation of cash payable between the Company and Intel, under the Amended and Restated Tax Sharing Agreement, is no longer applicable with respect to U.S. federal income taxes. However, other obligations of the parties under the Amended and Restated Tax Sharing Agreement remain in effect. As of September 26, 2026 and December 27, 2025, the related party payable to Intel, pursuant to the Tax Sharing Agreement was zero.

Other reimbursements to Intel

From time to time, in the ordinary course of business, the Company reimburses Intel for costs incurred by Intel with third-party service providers on behalf of the Company.

Other services to a related party

The Company reimbursed its Chief Executive Officer for reasonable travel related expenses incurred while conducting business on behalf of the Company as well as paid for certain security related costs. Travel-related reimbursements and security-related costs were $0.6 million and $0.8 million for the three months ended September 26, 2026 and September 27, 2025, respectively, and $1.4 million and $2.1 million for the nine months ended September 26, 2026 and September 27, 2025, respectively.

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

The Acquisition was approved by the Board, acting on the recommendation of a strategic transaction committee consisting of four disinterested directors (two of whom are independent). The Audit Committee of the Board also approved the Acquisition pursuant to the Company’s Related Persons Transaction Policy. Intel, as the sole beneficial holder of the Company’s issued and outstanding Class B common stock, also approved the Acquisition pursuant to the Company’s Amended and Restated Certificate of Incorporation. Prof. Amnon Shashua recused himself from the Board’s consideration and approval of the Acquisition. Prof. Shashua, President and CEO of the Company, is the Chairman, Co-Founder and a significant shareholder of Mentee Robotics, and Prof. Shai Shalev-Shwartz Chief Technology Officer of the Company, is Co-Founder and a significant shareholder of Mentee Robotics. In addition, Prof. Shashua’s son and son-in-law, are both employees of Mentee Robotics, and received consideration for their vested and unvested options pursuant to the terms of the Share Purchase Agreement. Stock based compensation expenses for restricted shares issued to related parties as part of the acquisition, totaled $10 million and $26 million for the three and nine months ended September 26, 2026, respectively. For further detail, refer to Note 13 Business Combination.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 - IDENTIFIED INTANGIBLE ASSETS

	As of
	September 26, 2026			December 27, 2025
		Accumulated			Accumulated
U.S. dollars in millions	Gross Assets	Amortization	Net	Gross Assets	Amortization	Net
Developed technology	$1,359	$653	$706	$3,705	$2,761	$944
Developed IP	128	9	119	—	—	—
Customer relationships & brands	777	604	173	777	555	222
Total	$2,264	$1,266	$998	$4,482	$3,316	$1,166

The following table presents the amortization expenses recorded for these identified intangible assets and their weighted average useful lives:

	Three Months Ended		Nine Months Ended		Weighted
	September 26,	September 27,	September 26,	September 27,	Average
U.S. dollars in millions	2026	2025	2026	2025	Useful Life
Developed technology	$49	$94	$238	$282	10
Developed IP	4	—	9	—	9
Customer relationships & brands	16	17	49	51	12
Total amortization expenses	$69	$111	$296	$333

During the nine months ended September 26, 2026 and September 27, 2025, the Company derecognized the cost and accumulated depreciation of fully depreciated intangible assets in the amount of $2,346 million and $9 million, respectively.

The Company expects future amortization expenses for the next five years and thereafter to be as follows:

	Remainder
U.S. dollars in millions	of 2026	2027	2028	2029	2030	Thereafter	Total
Future amortization expenses	$50	$193	$190	$145	$111	$309	$998

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

Segment performance is the operating income (loss) reported excluding the amortization of acquisition-related intangible assets, share-based compensation expense, R&D Law incentive grant related to ordinary income arising from sales of shares received from the settlement of RSUs, acquisition related expenses and impairment of goodwill.

The measure of assets has not been disclosed for each segment as it is not regularly provided to the CODM.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The accounting policies of the individual segments are the same as those described in the summary of significant accounting policies in Note 2 to the audited consolidated financial statements for the fiscal year ended December 27, 2025.

The following are segment results for each period as follows:

	Three Months Ended September 26, 2026
U.S. dollars in millions	Mobileye	Other	Total
Revenues	$483	$9	$492
Cost of revenues	176	2	—
Research and development, net	198	6	—
Sales and marketing	6	2	—
General and administrative	12	1	—
Segment performance	$91	$(2)	$89
Amortization of intangible assets	—	—	(69)
Share-based compensation	—	—	(103)
R&D Law incentive grant related to ordinary income arising from sales of shares received from the settlement of RSUs	—	—	1
Financial income (expense), net	—	—	14
Income (loss) before taxes on income	—	—	$(68)
Depreciation of property and equipment	$22	$—	$22

	Three Months Ended September 27, 2025
U.S. dollars in millions	Mobileye	Other	Total
Revenues	$494	$10	$504
Cost of revenues	165	2	—
Research and development, net	235	7	—
Sales and marketing	8	2	—
General and administrative	10	1	—
Segment performance	$76	$(2)	$74
Amortization of intangible assets	—	—	(111)
Share-based compensation	—	—	(72)
Financial income (expense), net	—	—	17
Income (loss) before taxes on income	—	—	$(92)
Depreciation of property and equipment	$18	$—	$18

	Nine Months Ended September 26, 2026
U.S. dollars in millions	Mobileye	Other	Total
Revenues	$1,530	$28	$1,558
Cost of revenues	536	5	—
Research and development, net	595	19	—
Sales and marketing	20	8	—
General and administrative	33	3	—
Segment performance	$346	$(7)	$339
Amortization of intangible assets	—	—	(296)
Share-based compensation	—	—	(275)
R&D Law incentive grant related to ordinary income arising from sales of shares received from the settlement of RSUs	—	—	18
Acquisition related expenses	—	—	(6)
Goodwill impairment	—	—	(3,788)
Financial income (expense), net	—	—	41
Income (loss) before taxes on income	—	—	$(3,967)
Depreciation of property and equipment	$64	$—	$64

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Nine Months Ended September 27, 2025
U.S. dollars in millions	Mobileye	Other	Total
Revenues	$1,419	$29	$1,448
Cost of revenues	458	5	—
Research and development, net	662	21	—
Sales and marketing	22	7	—
General and administrative	31	3	—
Segment performance	$246	$(7)	$239
Amortization of intangible assets	—	—	(333)
Share-based compensation	—	—	(206)
Financial income (expense), net	—	—	48
Income (loss) before taxes on income	—	—	$(252)
Depreciation of property and equipment	$54	$—	$54

Total revenues based on the country that the product was shipped to were as follows:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
U.S. dollars in millions	2026	2025	2026	2025
USA	$108	$111	$352	$331
China	116	118	351	319
Germany	63	77	212	239
South Korea	61	54	176	140
Slovakia	46	22	129	55
Poland	30	27	89	84
United Kingdom	16	27	65	96
Hungary	16	20	56	65
Czech Republic	8	17	40	44
Thailand	8	11	28	21
Rest of World	20	20	60	54
Total	$492	$504	$1,558	$1,448

We generate the majority of our revenue from the sale of our EyeQTM SoCs to OEMs primarily through sales to Tier 1 automotive suppliers. EyeQTM SoC sales represented approximately 90% and 89% of our revenue for each of the three months ended September 26, 2026 and September 27, 2025, respectively, and 90% and 91% of our revenue for each of the nine months ended September 26, 2026 and September 27, 2025, respectively.

Major Customers

Revenue from major customers that amount to 10% or more of total revenue:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2026	2025	2026	2025
Percent of total revenues:
Customer A	30%	27%	28%	30%
Customer D	15%	13%	16%	13%
Customer C	11%	15%	15%	15%
Customer B	14%	17%	14%	18%
Customer E	12%	*	*	*

*Less than 10%

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Accounts receivable balances of major customers that amount to 10% or more of total accounts receivable balance:

	As of
	September 26,	December 27,
	2026	2025
Percent of total accounts receivables balance:
Customer A	38%	39%
Customer D	16%	13%
Customer C	12%	14%
Customer B	10%	*

*Less than 10%

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

The following tables summarize the Company’s marketable debt securities and short term deposits:

	September 26, 2026
U.S. dollars in millions	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. government bonds	$103	$—	$—	$103
U.S. corporate bonds	30	—	—	30
Short term deposits	20	—	—	20
Total	$153	$—	$—	$153

	December 27, 2025
U.S. dollars in millions	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. government bonds	$55	$—	$—	$55
Total	$55	$—	$—	$55

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 11 - CONTINGENCIES

U.S. Class Action

On January 16, 2024, a putative class action captioned McAuliffe v. Mobileye Global Inc., et al., 1:24-CV-00310 (S.D.N.Y.), was filed in the United States District Court for the Southern District of New York against Mobileye and certain of its current and former officers. Following consolidation of the action with a substantively identical case, Le v. Mobileye Global Inc., et al., 1:24-CV-01390 (S.D.N.Y.), and the appointment of a lead plaintiff, an amended complaint was filed on September 13, 2024. In response to the defendants’ motion to dismiss, filed on October 25, 2024, lead plaintiff filed a second amended complaint on November 22, 2024. The second amended complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with defendants’ alleged misstatements and omissions concerning the build-up of excess inventory by certain Tier 1 Mobileye customers, and seeks unspecified damages and other relief on behalf of all persons and entities who purchased or otherwise acquired Mobileye securities between January 26, 2023 and August 8, 2024. The second amended complaint also includes claims asserted by an additional plaintiff under Sections 11 and 15 of the Securities Act of 1933 on behalf of a putative class of purchasers of Mobileye Class A common stock offered in Mobileye’s June 5, 2023 secondary offering. Mobileye and the individual defendants filed a motion to dismiss the second amended complaint on December 20, 2024. On January 24, 2025, the lead plaintiff filed a brief in opposition to Mobileye’s and the other named defendants’ motion to dismiss. On February 21, 2025, Mobileye and the other named defendants jointly filed a brief in reply to the lead plaintiff’s opposition brief. On April 16, 2025 the Court granted the defendants’ motion and dismissed the second amended complaint in full without leave to amend, closing the case. On May 16, 2025, the lead plaintiff filed a notice of appeal with the U.S. Court of Appeals for the Second Circuit. On July 11, 2025, the lead plaintiff filed a brief in support of their appeal. On August 15, 2025, Mobileye and the named defendants filed their opposition brief, and on September 5, 2025, the appellants filed their reply brief in further support of the appeal. Oral argument was held on December 4, 2025. On December 16, 2025, the Second Circuit issued a summary order affirming the Court’s dismissal of the second amended complaint in full. The time for the plaintiff to seek further review by filing a petition for a writ of certiorari with the U.S. Supreme Court has expired, and no such petition was filed. No provision was recorded in the condensed consolidated financial statements as of September 26, 2026.

U.S. Patent Litigation

On January 26, 2024, Facet Technology Corp. (“Facet”) sued Mobileye in the U.S. District Court for the Eastern District of Texas for patent infringement. The suit accuses Mobileye Global Inc., Mobileye Vision Technologies Ltd. and Mobileye Inc. of allegedly infringing two expired patents. Despite expiration of the patents, the suit seeks injunctive relief and a permanent injunction as well as unspecified damages, fees and costs. Mobileye Vision Technologies Ltd. and Mobileye Inc., sued Facet in the U.S. District Court of Minnesota seeking a declaratory judgment of non-infringement of both patents. Before either action was answered, the Patent Trial and Appeal Board (“PTAB”) of the US Patent and Trademark Office instituted two Inter Parte Review (IPR) proceedings on both patents, and both district court actions were stayed. Final Determinations were reached by the PTAB in both IPRs. In one, the PTAB found invalid all claims that Facet asserted in the Texas suit. The PTAB upheld the patentability of other claims not asserted in the Texas suit. Facet’s request for Director review was denied and the deadline to appeal has passed without Facet doing so, rending final the PTAB’s decision and invalidating all asserted claims of that patent. In the other IPR, the PTAB upheld the patentability of a single claim. Mobileye is pursuing an appeal of that decision. In May 2026, Facet moved to lift the stay in the Texas suit. Mobileye opposed, and the court has yet to rule. Therefore, the Texas and Minnesota district court actions both remain stayed. We intend to defend these matters vigorously. No provision was recorded in the condensed consolidated financial statements as of September 26, 2026.

NOTE 12 - GOODWILL

The following table presents the carrying amount of goodwill by segment as of September 26, 2026 and December 27, 2025.

U.S. dollars in millions	Mobileye	Other	Total
December 27, 2025	$8,089	$111	$8,200
Business combination (1)	498	—	498
Impairment	(3,788)	—	(3,788)
September 26, 2026	$4,799	$111	$4,911
(1)	Goodwill arising from the acquisition of Mentee Robotics has been allocated to the Mobileye reporting segment.

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

During the third quarter of 2026, we completed our quarterly qualitative assessment for indicators of goodwill impairment. Based on the assessment, no indicators were identified for the “Mobileye” reporting unit. For the “Other” reporting unit, we performed a quantitative goodwill impairment analysis in light of changes in business strategy and a related workforce reduction. The analysis indicated that no goodwill impairment was required. Fair value was estimated using the expected present value of future cash flows and is categorized as Level 3 within the fair value hierarchy due to the use of unobservable inputs.

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

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

*Less than $1 million.

MOBILEYE GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)The fair value of the Developed IP Asset was determined using the Multi-Period Excess Earnings Method and will be amortized over a useful life of 9 years. The significant assumptions used include useful economic life, estimated annual net cash flows, discount rate and applicable tax rate.

(2)The fair value of the assets and liabilities acquired is based on our preliminary valuations. Final adjustments may be made to the purchase price allocation if more information becomes available.

The goodwill is primarily attributable to the expected synergies and other benefits that will be generated from the combination of Mobileye and Mentee Robotics, as well as the value attributable to the assembled workforce. Goodwill arising from the Acquisition has been allocated to the Mobileye reporting segment.

The Law for Encouragement of Knowledge-Intensive Industry (Temporary Order) — 2023 by the Israel Tax Authorities, generally referred to as the “Angels Law”, includes several incentives to promote, inter alia, investments of Israeli Technological companies in Israeli or foreign technological companies, allowing a five-year amortization period for the acquisition net cost, as defined by the Angels Law and subject to meeting certain conditions. In August 2026, regulations of the Angels Law were published and introduced an elective mechanism for eligible acquiring companies under the Angels Law, to convert the benefit of the tax deduction into refundable tax credits, starting 2026, with an option to receive the benefit as a cash grant, subject to the conditions and timing prescribed by the regulations. To qualify for this tax benefit, certain requirements must be met, as defined by the Angels Law and the regulations. The Company expects the acquisition of Mentee Robotics to satisfy the requirements for tax incentives under the Angels Law.

For U.S. tax purposes, the Company has elected to treat the acquisition as an asset purchase. The election will result in a step‑up in the tax basis of the acquired assets to their estimated fair values. The step‑up will create deductible temporary differences primarily related to intangible assets and goodwill, which are expected to be amortized over fifteen years for U.S. tax purposes.

During the nine months ended September 26, 2026, we incurred $6 million of transaction costs related to the Acquisition which were recorded in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).

The operating results of Mentee Robotics have been included in the condensed consolidated statements of operations and comprehensive income (loss) since the acquisition date and are not material. Proforma financial information has not been presented because the impact of the acquisition was not material to the condensed consolidated statements of operations and comprehensive income (loss).

NOTE 14 - SUBSEQUENT EVENTS

Share-based compensation

In October 2026, the Company’s compensation committee approved the issuance of restricted stock units to be issued under our 2022 Plan. The total aggregate fair value of RSUs granted was $17.5 million, which consisted of 2,461 thousand RSUs, which will vest over a service period of three years.

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

As of September 26, 2026, our solutions have been installed in approximately 1,400 vehicle models (including local country, year, and other vehicle model variations), and our System-on-Chips (“SoCs”) have been deployed in more than 268 million vehicles. We are actively working with more than 50 Original Equipment Manufacturers (“OEMs”) worldwide on the implementation of our ADAS solutions. In the nine months ended September 26, 2026, we shipped approximately 30.4 million of our systems, the substantial majority of which were EyeQTM SoCs. This represents an increase from the approximately 27.4 million of our systems that we shipped in the nine months ended September 27, 2025.

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

Operations in Israel.

On October 7, 2023, Hamas launched a series of attacks on civilian and military targets in Southern Israel and Central Israel, to which the Israel Defense Forces responded. In addition, Iran, Hezbollah and the Houthi movement attacked military and civilian targets in Israel, to which Israel responded, including through increased air and/or ground operations in Lebanon, Syria, Yemen and Iran. Following years of conflict in the region, on October 9, 2025, Israel, Hamas, the United States and other countries in the region agreed to a framework for a ceasefire in Gaza between Israel and Hamas. On February 28, 2026, the United States and Israel launched joint combat operations in Iran to which Iran and Hezbollah responded with ballistic missile and drone attacks on Israel as well as other countries and U.S. military bases in the region. Although the United States and Iran have announced ceasefire and de-escalation arrangements from time to time, including a memorandum of understanding entered into on June 17, 2026 that contemplates the termination of military operations on multiple fronts, hostilities have resumed and may continue or escalate. How long and how severe the current conflicts in Gaza, Northern Israel, Lebanon, Iran or the broader region last and become is unknown at this time and any continued clash among Israel, Hamas, Hezbollah, Iran or other countries or militant groups in the region may escalate in the future into a greater regional conflict. To date, our operations have not been materially affected, although as of October 21, 2026 approximately 1.6% of our employees have been called to reserve duty in the Israel Defense Forces. However, since these are events beyond our control, their continuation or cessation may affect our expectations. We continue to monitor political and military developments closely and examine the consequences for our operations and assets.

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

Key Factors Affecting Our Performance

We believe there are several important factors that have affected and that we expect to continue to affect our results of operations:

Global demand for automotive vehicles. Our business performance is related to global automotive sales and automotive vehicle production by our OEM customers. Economic conditions in North America, Europe and Asia can have a large impact on the production volume of new vehicles, and, accordingly, have an impact on our revenue. Our OEM customers’ production can vary from period to period due to global demand, market conditions and competitive conditions, geopolitical issues including trade restrictions and tariffs, as well as other factors. For example, towards the end of the first half of 2024, global automotive production forecasts weakened, which disproportionately impacted our core customers, primarily due to their continued market share losses in China. We cannot be certain of the severity and length of the continued volatility in the global automotive market, including macro factors impacting our sales to OEMs in China, and the extent of the adverse effect that such volatility could have on our results of operations, financial condition and business in the long-term. While automotive production has now recovered to approximately 2019 levels, current uncertain economic conditions and inflation may contribute to a reduction in consumer demand. In addition to economic conditions, in prior periods we have experienced variability in customer ordering patterns and demand timing driven by supply chain disruptions, inventory management practices and changes in OEM production expectations, including customers accelerating orders during periods of constrained supply and subsequently utilizing accumulated inventory before placing new orders. While these dynamics have largely normalized, similar fluctuations in customer ordering behavior, production estimates or inventory levels may recur in future periods and could result in variability in the timing of our revenue recognition. Additionally, recent increased demand for semi-conductor and other components has resulted in component shortages, price increases and longer order lead times, which may increase the pricing of our solutions and/or our ability to meet our customers’ demand. Certain Tier 1 customers may increase their orders for our solutions to counteract these component shortages and any resulting price increases or other impacts, causing some demand for our solutions and the corresponding revenue to be shifted to an earlier time period than otherwise would have occurred. ADAS volumes have grown faster in recent years than the overall automotive market as ADAS penetration rates have increased, and we believe that we will continue to benefit from that trend. Our revenue of $1,558 million in the nine months ended September 26, 2026 was up 8% year-over-year. Continued or future constraints on global automotive production resulting from the effects of economic uncertainty, both global and in specific markets in which we operate, may be a limiting factor on our ability to increase revenue. We expect to continue to capitalize on our strong and collaborative relationships with OEMs and Tier 1s to expand our presence in key markets and capture the long-term growth opportunities in those markets.

Acquisition and integration of new technologies and expansion into adjacent markets. Our results of operations may be affected by our ability to successfully integrate acquired businesses and technologies and to effectively allocate resources to new areas of development. On February 3, 2026, we acquired Mentee Robotics, a privately held Israeli company focused on humanoid robotics. The integration of Mentee Robotics’ personnel, technology and operations may require significant management attention, capital investment and operating expenses, and we may not realize the anticipated benefits of the acquisition on the expected timeline or at all. Humanoid robotics is a nascent and rapidly evolving area characterized by significant technical complexity, long development timelines, potentially high capital requirements, uncertain customer demand and evolving regulatory and safety frameworks. Our investment in this area may result in increased research and development and operating expenses and may divert resources from our core ADAS and autonomous driving initiatives. In addition, the timing and extent of commercialization of humanoid robotics solutions remains uncertain with respect to scalability, economic viability and regulatory approval. In June 2026, we announced plans to establish a vertically integrated robotaxi business that would expand our role beyond supplying autonomous-driving technology to owning and operating an autonomous ride-hailing service. This expansion is in its initial stages, and may require significant management attention, Company resources, capital investment and operating expenses, and is subject to a number of risks and uncertainties, including with respect to its timing, cost and ultimate success. As a result, our expansion into adjacent markets and new business models, including through the acquisition of Mentee Robotics and our planned vertically integrated robotaxi business, may adversely affect our results of operations, margins and cash flows, particularly in the near to medium term.

Trade policies, sanctions and import and export controls. Trade policies and international disputes at times result in increased tariffs, trade barriers and other restrictions, which can increase our manufacturing costs, make our solutions less competitive, reduce demand for our solutions, limit our ability to sell to certain customers, limit our ability to procure components or our suppliers’ ability to procure raw materials or impede or slow the movement of our goods across borders. In addition, tariffs could lead to higher prices for finished automobiles, which could reduce demand for automobiles and thus the market for our products. During 2025, the United States implemented a series of broad-based and sector-specific tariffs affecting passenger vehicles, automotive components and other industrial inputs, as well as country-specific tariff regimes and reciprocal trade measures. These actions were accompanied by ongoing bilateral and multilateral negotiations, interim trade agreements, pauses, delays and retaliatory measures by certain countries, resulting in significant uncertainty regarding the scope, timing and duration of applicable tariffs and export controls. In addition, sector-specific measures announced during 2025, including tariffs on certain raw materials, export controls affecting the semiconductor supply chain and evolving AI-related export control developments, have increased complexity and risk across global automotive and technology markets. During 2026, including the third quarter, U.S. trade policy continued to evolve through changes to tariff measures, judicial decisions concerning tariff authority and further governmental actions. As of the date of this report, there remains a high degree of uncertainty surrounding U.S. trade policy, how it will be implemented, how other countries will react, and how it will ultimately impact our industry and business. For example, our customers may have shifted or will shift orders for components and parts, including our solutions, adjust sourcing strategies or modify productions schedules, which could shift demand for our solutions and corresponding revenue between periods. While we continually evaluate changes in U.S. trade policy and global reactions thereto, as well as our ability to mitigate their impact, these developments may negatively impact our customers, our results of operations and our business. For additional information, see “Item 1A - Risk Factors - We are subject to risks related to trade policies, sanctions, and import and export controls” in our 2025 Form 10-K.

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

Fully autonomous vehicles are still nascent, and regulation of autonomous driving is evolving globally on both a local and national level. We believe that regulatory bodies will demand that AV undergo certain validation and audit requirements before autonomous driving is permitted. The potential impact of regulatory requirements and initiatives on the timing for widespread adoption of fully autonomous driving and on the cost of developing and introducing autonomous driving solutions is uncertain. RSS is our framework that informs our driving policy and formalizes a driving safety concept. Our RSS framework and decision-making engine have inspired global standardization effort of AV safety including IEEE 2846, which is an industry working group that we lead. We are actively engaged in AV regulations globally as they have implications for the pace at which autonomous driving technologies may be deployed as well as which AV technology validation and audit requirements must be met. Importantly, we believe RSS, which is a pragmatic method that is architected to deliver a provably acceptable level of risk defined by governments, will facilitate standardization efforts worldwide as AV deployments accelerate. In addition to impacting the pace at which autonomous driving technologies are deployed, we expect regulations to impact our financial performance on an ongoing basis over time once autonomous driving gains market adoption. We cannot provide any assurance how any such regulations will impact us and the extent of such impact, particularly if autonomous driving is prohibited in certain areas.

Consumer adoption of our ADAS and autonomous driving solutions. Our financial performance is in part driven by public awareness and demand for ADAS solutions. Over time we expect autonomous driving solutions to contribute meaningfully to our revenue growth. As a result, consumers’ demand for, and willingness to adopt, ADAS and autonomous driving technologies, including robotaxi services, will significantly impact our financial performance. We believe that our leadership in ADAS positions us to continue to set the standard for advanced autonomous solutions and will help us benefit from increasing consumer confidence in and demand for autonomous technology over time.

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

Supply and manufacturing capacity. Our solutions are dependent on the global semiconductor supply chain. The continued and timely supply of input materials, the availability of manufacturing capacity, and packaging and testing services at reasonable prices impact our ability to meet customer demand. Supply chain disruptions, shortages of raw material, such as wafers and substrates, and manufacturing limitations could limit our ability to meet customer demand and result in delayed, reduced, or canceled orders. In prior periods, we experienced supply chain disruptions, raw material shortages and manufacturing capacity constraints that reduced the availability of key components, including EyeQ™ SoCs, and resulted in lower inventory levels and limitations on our ability to meet customer demand. As supply conditions improved, we increased inventory levels to help mitigate potential future constraints. However, as supply constraints continue or recur, depending on their duration and severity, we may again be required to operate with reduced inventory levels, which could limit our ability to meet customer demand. As a result, we are substantially reliant on timely shipments of EyeQTM SoCs from STMicroelectronics and ECUs from Quanta Computer (or other suppliers) and may in the future become reliant on additional suppliers such as TSMC, to fulfill customer orders and if such a shortfall of chips or ECUs were to occur, we may be unable to offset future supply constraints through the use of inventory on hand. Beginning in 2025 and continuing through the third quarter of 2026 the AI industry has generated increased demand for components necessary for the production of our solutions, including EyeQ™ SoCs and ECUs for our SuperVision™, Mobileye Chauffeur™ and Mobileye Drive™ solutions. This new demand has resulted in and may continue to result in increased competition for and shortages of components necessary for our solutions, substantial increases in prices for such components and suppliers requiring us to increase lead times and purchase greater quantities of such components in advance in order to ensure we secure sufficient supply. Such shortages of components, as well as the increases in pricing, order requirements and lead times, have and may continue to impact our ability to supply solutions to our customers in order to meet demand as well as impact OEMs’ ability to purchase our solutions. Our reliance on single or limited suppliers and vendors for certain components, equipment, and services and the aforementioned shortages of substrates and other components have led to increased supply chain risks and continue to stress our ability to meet the supply demands of our customers. To mitigate these supply chain constraints, management continues to monitor inventory levels on an ongoing basis. Although we cannot fully predict the length and the severity of the impact these pressures will have on a long-term basis, we do not currently anticipate that our current supply chain constraints would materially adversely affect our results of operations, capital resources, sales, profits, and liquidity on a long-term basis.

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

EyeQTM SoC sales represented approximately 90% and 89% of our revenue for the three months ended September 26, 2026 and September 27, 2025, respectively, and 90% and 91% of our revenue in the nine months ended September 26, 2026 and September 27, 2025, respectively. Sales of our SuperVision™ product represented over half of the remainder of our revenue for the three months ended September 26, 2026 and September 27, 2025, and for the nine months ended September 26, 2026. Sales of our SuperVision™ product represented less than half of the remainder of our revenue for the nine months ended September 27, 2025. Revenue from the sale of our EyeQTM products and SuperVision™ products is recognized at the time of product shipment from our facilities, as determined by the agreed-upon shipping terms. Our sales to any single Tier 1 automotive supplier typically cover more than one OEM and more than one production program from any OEM.

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

Goodwill Impairment

Goodwill impairment expenses consist of a non-cash impairment loss recognized for the goodwill of the “Mobileye” reporting unit in the nine months ended September 26, 2026, as a result of the impairment analysis the Company performed during the first quarter of 2026.

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

In addition, in 2021, the OECD announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15%. Subsequently, multiple sets of administrative guidance have been issued. Many non-U.S. tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 (including the European Union Member States), with the adoption of additional components in later years, or announced their plans to enact legislation in future years. In Israel, the regulations implementing the Pillar Two Model Rules became effective for tax years beginning after January 1, 2026. The Pillar Two Model Rules are not expected to have a material effect on our income tax provision for fiscal year 2026. We are continuing to evaluate the impacts of enacted legislation and pending legislation to enact Pillar Two Model Rules in the non-U.S. tax jurisdictions in which we operate. The Company is a constituent entity of its Parent for Pillar Two Model Rules purposes.

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

Results of Operations

The following table sets forth our results of operations in dollars and as a percentage of revenue for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 26, 2026		September 27, 2025		September 26, 2026		September 27, 2025
		% of		% of		% of		% of
U.S. dollars in millions	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
Revenue	$492	100%	$504	100%	$1,558	100%	$1,448	100%
Cost of revenue	231	47%	261	52%	787	51%	746	52%
Gross profit	261	53%	243	48%	771	49%	702	48%
Operating expenses:
Research and development, net	284	58%	304	60%	814	52%	861	59%
Sales and marketing	26	5%	29	6%	82	5%	85	6%
General and administrative	33	7%	19	4%	95	6%	56	4%
Goodwill impairment	—	—%	—	—%	3,788	243%	—	—%
Total operating expenses	343	70%	352	70%	4,779	307%	1,002	69%
Operating income (loss)	$(82)	(17)%	$(109)	(22)%	$(4,008)	(257)%	$(300)	(21)%
Financial income (expense), net	14	3%	17	3%	41	3%	48	3%
Income (loss) before income taxes	(68)	(14)%	(92)	(18)%	(3,967)	(255)%	(252)	(17)%
Benefit (provision) for income taxes	1	—%	(4)	(1)%	61	4%	(13)	(1)%
Net income (loss)	$(67)	(14)%	$(96)	(19)%	$(3,906)	(251)%	$(265)	(18)%
(1)	Includes amortization of acquired intangible assets, as follows:

	Three Months Ended		Nine Months Ended
U.S. dollars in millions	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Cost of revenue	$53	$94	$245	$282
Research and development, net	—	—	2	—
Sales and marketing	16	17	49	51
Total amortization of acquired intangible assets	$69	$111	$296	$333
(2)	Includes share-based compensation expense, as follows:

	Three Months Ended		Nine Months Ended
U.S. dollars in millions	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Cost of revenue	$—	$—	$1	$1
Research and development, net	81	62	216	178
Sales and marketing	2	2	5	5
General and administrative	20	8	53	22
Total share-based compensation	$103	$72	$275	$206
(3)Includes the R&D Law incentive grant related to ordinary income arising from sales of shares received from the settlement of RSUs which reflects the actual sale of shares of common stock issued upon conversion of restricted stock units and is recognized as a reduction to research and development expenses:

	Three Months Ended		Nine Months Ended
U.S. dollars in millions	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Research and development, net	$1	$—	$18	$—

Comparison of the three and nine months ended September 26, 2026 and September 27, 2025

Revenue

In the three months ended September 26, 2026, revenue decreased by $12 million compared to the three months ended September 27, 2025. This decrease in revenue was primarily due to a decrease of $6 million in EyeQTM SoC revenue attributable to higher sales to Chinese OEMs with a lower average system price and a $4 million decrease in SuperVisionTM attributable to a decrease in volume. Average System Price, calculated as the sum of revenue related to EyeQTM and SuperVisionTM systems divided by the number of systems delivered, decreased by 5%, primarily due to the higher portion of EyeQTM sales to Chinese OEMs and a lower percentage of SuperVisionTM related revenue, as compared to the third quarter of 2025.

In the nine months ended September 26, 2026, revenue increased by $110 million, or 8%, compared to the nine months ended September 27, 2025. This increase was primarily due to an increase of $84 million, or 6%, in EyeQTM SoC and $31 million or 63% in SuperVisionTM revenue attributable mainly to an 11%  and 42% increase in volumes respectively. Average System Price decreased by 2%, mainly due to the higher portion of EyeQTM sales to Chinese OEMs, partially offset by a higher percentage of SuperVisionTM related revenue as compared to the nine months ended September 27, 2025.

Cost of Revenue

In the three months ended September 26, 2026, our cost of revenue decreased by $30 million, or 11% compared to the three months ended September 27, 2025. The decrease is attributed to a $42 million decrease in amortization of intangible assets partially offset by an increase in manufacturing costs mainly resulting from a different generation mix of EyeQTM sold.

In the nine months ended September 26, 2026, our cost of revenue increased by $41 million, or 5%, compared to the nine months ended September 27, 2025. The increase is attributed to manufacturing costs, mainly resulting from the increase in sales of EyeQTM SoC and SuperVisionTM systems, partially offset by a $37 million decrease in amortization of intangible assets.

Gross Profit and Margin

In the three months ended September 26, 2026, our gross profit increased by $18 million, or 7% compared to the three months ended September 27, 2025. The increase was primarily due to a $42 million decrease in amortization of intangible assets partially offset by lower EyeQTM average system price due to higher sales to Chinese OEMs and an increase in cost due to a different generation mix of EyeQTM sold.

In the nine months ended September 26, 2026, our gross profit increased by $69 million, or 10%, compared to the nine months ended September 27, 2025. The increase was primarily due to the increase in EyeQTM and SuperVisionTM revenue, in addition to a $37 million decrease in amortization of intangible assets.

In the three and nine months ended September 26, 2026, our gross margin increased to 53% and 49% compared to 48% in the three and nine months ended September 27, 2025. The increase in both periods was primarily due to a decrease in amortization of intangible assets as a percentage of revenue, partially offset by higher sales of EyeQTM to Chinese OEMs which carry lower ASP and an increase in cost due to a different generation mix of EyeQTM sold.

Research and Development Expenses, net

Research and development expenses, net, in the three months ended September 26, 2026, decreased by $20 million, or 7%, compared to the three months ended September 27, 2025. This decrease was primarily due to a $52 million R&D Law incentive grant recognized this quarter, which was partially offset by higher share-based compensation expenses as well as higher payroll and related expenses mainly due to the effect of exchange rate fluctuations of the U.S. Dollar against the New Israeli Shekel.

Research and development expenses, net, in the nine months ended September 26, 2026 decreased by $47 million, or 5%, compared to the nine months ended September 27, 2025. This decrease was mainly due to the recognition of $162 million R&D Law incentive grant during the period, partially offset by an increase in payroll and related expenses mainly due to the effect of exchange rate fluctuations of the U.S. Dollar against the New Israeli Shekel, as well as higher share-based compensation expenses.

Sales and Marketing Expenses

Sales and marketing expenses in the three months ended September 26, 2026, decreased by $3 million or 10% compared to the three months ended September 27, 2025. Sales and marketing expenses in the nine months ended September 26, 2026, decreased by $3 million or 4% compared to the nine months ended September 27, 2025. The decrease in both periods was mainly due to lower marketing activities and public relations expenses.

General and Administrative Expenses

General and administrative expenses in the three months ended September 26, 2026 increased by $14 million or 74% compared to the three months ended September 27, 2025 due to higher share-based compensation expenses associated primarily with the acquisition of Mentee Robotics.

General and administrative expenses in the nine months ended September 26, 2026 increased by $39 million or 70%, compared to the nine months ended September 27, 2025. This increase was due to transaction costs and share-based compensation expenses associated primarily with the acquisition of Mentee Robotics.

Goodwill Impairment

Goodwill impairment expenses were zero and $3,788 million in the three and nine months ended September 26, 2026, respectively, and zero in the three and nine months ended September 27, 2025. During the first quarter of 2026, the Company performed an interim quantitative goodwill impairment analysis for the “Mobileye” reporting unit, resulting in a non-cash impairment loss. For further details, refer to Note 12 to the Condensed Consolidated Financial Statements included in this report.

Financial Income (expense), net

Financial income, net, in the three months ended September 26, 2026 decreased by $3 million or 18% compared to the three months ended September 27, 2025. Financial income, net, in the nine months ended September 26, 2026 decreased by $7 million, or 15%, compared to the nine months ended September 27, 2025. The change in both periods was mainly as a result of a decrease in interest income earned on investments due to cash used for the acquisition of Mentee Robotics in February 2026, which was partially offset by the impact of fluctuations in foreign exchange rates.

Benefit (Provision) for Income Tax

In the three months ended September 26, 2026 benefit for income tax was $1 million, compared to a provision for income tax of $(4) million in the three months ended September 27, 2025. The decrease of $5 million in tax provision was primarily due to the reduction in deferred tax liability resulting from the goodwill impairment to the Mobileye reporting unit which was recorded in the first quarter of 2026, partially offset by a lower loss before income taxes in foreign jurisdictions. In the nine months ended September 26, 2026, benefit for income tax was $61 million, compared to a provision for income tax of $13 million in the nine months ended September 27, 2025, mainly due to the deferred tax effect of $67 million attributed to goodwill impairment to the Mobileye reporting unit which was recorded in the first quarter of 2026.

Liquidity and Capital Resources

We believe we have sufficient sources of funding to meet our business requirements and plans for the next 12 months and in the longer term. Cash generated by operations is our primary source of liquidity for funding our strategic business requirements.

Our primary uses of funds have been for funding increases in headcount in our research and development departments; investments attributable to new product development; the recent acquisition of Mentee Robotics, a humanoid robotics company; the repurchase program authorized by our Board of Directors in April 2026 to repurchase up to $250 million of Mobileye’s outstanding Class A common stock (the “Repurchase Program”), as well as for funding our capital expenditures. Our capital expenditures for purchase of property and equipment have related mainly to data storage and other computer related equipment, expenditure related to research and development projects including data farming and cloud compute, and to leasehold improvements, and were $72 million and $52 million for the nine months ended September 26, 2026 and September 27, 2025, respectively. Cash paid for the acquisition of Mentee Robotics, net of cash acquired, was $591 million.

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

Cash Flows

The following table sets forth certain consolidated statements of cash flow data:

	Nine Months Ended
U.S. dollars in millions	September 26, 2026	September 27, 2025
Net cash provided by operating activities	$303	$489
Net cash used in investing activities	(765)	(64)
Net cash used in financing activities	(33)	(102)
Effect of foreign exchange rate changes on cash and cash equivalents	9	8
Increase (decrease) in cash, cash equivalents and restricted cash	$(486)	$331

Operating activities

For the nine months ended September 26, 2026 compared to the nine months ended September 27, 2025, the $186 million decrease in cash provided by operating activities was mainly due to an increase of $3,641 million in net loss, offset by $3,788 million of non-cash goodwill impairment loss, as well as an increase in other long term assets due to a $162 million R&D Law incentive grant recognized, an increase in trade accounts receivable and a lower decrease in inventory, compared to the nine months ended September 27, 2025, due to the increase in sales and the relatively low accounts receivable balance as of the end of 2025.

Investing activities

Net cash used in investing activities in the nine months ended September 26, 2026 and September 27, 2025 was $765 million and $64 million, respectively. The nine months ended September 26, 2026 include $591 million net cash paid for the acquisition of Mentee Robotics. In both periods net cash used in investing activities included capital expenditures and debt investments.

Financing activities

Net cash used in financing activities in the nine months ended September 26, 2026 and the nine months ended September 27, 2025 was $33 million and $102 million, respectively, consisting mainly of repurchases of common stock.

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

Severance pay liability increased from $78 million as of December 27, 2025, to $83 million as of September 26, 2026, mainly due to the impact of fluctuations in foreign exchange rates.

Lease liabilities

We have lease agreements for vehicles and offices. We lease office space in various locations in Israel and around the world including Germany and China. All leases are operating leases with fixed payment terms where some of the leases include annual increases to lease payments based on an index or a rate. Lease liabilities, representing the present value of future lease payments, have decreased from $62 million as of December 27, 2025 to $58 million as of September 26, 2026, due to the progress in lease payments for existing arrangements.

Indebtedness

We have several bank guarantees aggregating approximately $26 million as of September 26, 2026 (denominated in New Israeli Shekels) mainly in connection with lease agreements and import of vehicles.

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

Our non-GAAP financial measures reflect adjustments for amortization charges of our acquisition-related intangible assets, share-based compensation expenses, the R&D Law incentive grant related to ordinary income arising from sales of shares received upon settlement of RSUs, acquisition-related expenses, impairment of goodwill and the related income tax effects where applicable. We exclude amortization charges for our acquisition-related intangible assets for purposes of calculating certain non-GAAP measures, although revenue is generated, in part, by these intangible assets, to eliminate the impact of these non-cash charges that are inconsistent in size and are significantly impacted by the timing and valuation of our acquisitions. We believe that the exclusion of share-based compensation expense is appropriate because it eliminates the impact of non-cash expenses for equity-based compensation costs that are based upon valuation methodologies and assumptions that vary over time, and the amount of the expense can vary significantly between companies due to factors that are unrelated to their core operating performance and that can be outside of their control. Although we exclude share-based compensation expenses from our non-GAAP measures, equity compensation has been, and will continue to be, an important part of our future compensation strategy and a significant component of our future expenses, and may increase in future periods. We believe that the exclusion of goodwill impairment is appropriate because it does not reflect our core operating performance, and excluding such non-cash impairment loss facilitates a useful evaluation of our performance and comparisons to past operating results. We believe that the exclusion of the R&D Law incentive grant related to ordinary income arising from sales of shares received upon settlement of RSUs is consistent with our treatment of share-based compensation expenses in our non-GAAP measures, as it relates to incentives associated with equity-based compensation that are excluded from our non-GAAP results. Acquisition-related expenses include professional fees and other costs incurred in connection with business combinations. We believe exclusion of acquisition-related expenses is appropriate because they are transaction-specific costs and not reflective of our ongoing operating results.

Adjusted Gross Profit and Margin

We define Adjusted Gross Profit as gross profit presented in accordance with GAAP, excluding amortization of acquisition related intangibles and share-based compensation expenses. Adjusted Gross Margin is calculated as Adjusted Gross Profit divided by total revenue.

Set forth below is the reconciliation of gross profit to Adjusted Gross Profit and the calculations of Gross Margin and Adjusted Gross Margin:

	Three Months Ended				Nine Months Ended
	September 26, 2026		September 27, 2025		September 26, 2026		September 27, 2025
U.S. dollars in millions	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Gross Profit and Margin	$261	53%	$243	48%	$771	49%	$702	48%
Add: Amortization of acquired intangible assets	53	11%	94	19%	245	16%	282	19%
Add: Share-based compensation expense	—	—%	—	—%	1	—%	1	—%
Adjusted Gross Profit and Margin	$314	64%	$337	67%	$1,017	65%	$985	68%

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

Our Adjusted Gross Margin decreased from 67% and 68% in the three and nine months ended September 27, 2025 to 64% and 65% in the three and nine months ended September 26, 2026. The decrease in both periods was primarily due to a reduction in EyeQTM ASP, mainly attributable to higher volume sold to Chinese OEMs, which carry lower ASP in addition to a higher EyeQ™-related cost per unit given the different generation mix of EyeQ™ products sold.

Adjusted Operating Income (Loss) and Margin

We define Adjusted Operating Income (Loss) as operating income (loss) presented in accordance with GAAP, adjusted to exclude amortization of acquisition related intangibles, share-based compensation expenses, the R&D Law incentive grant related to ordinary income arising from sales of shares received from the settlement of RSUs, acquisition-related expenses and impairment of goodwill. Operating Margin is calculated as operating income (loss) divided by total revenue, and Adjusted Operating Margin is calculated as Adjusted Operating Income (Loss) divided by total revenue.

Set forth below is the reconciliation of operating income (loss) to Adjusted Operating Income (Loss) and the calculations of Operating Margin and Adjusted Operating Margin:

	Three Months Ended				Nine Months Ended
	September 26, 2026		September 27, 2025		September 26, 2026		September 27, 2025
U.S. dollars in millions	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Operating Income (Loss) and Operating Margin	$(82)	(17)%	$(109)	(22)%	$(4,008)	(257)%	$(300)	(21)%
Add: Amortization of acquired intangible assets	69	14%	111	22%	296	19%	333	23%
Add: Share-based compensation expense	103	21%	72	14%	275	18%	206	14%
Less: R&D Law incentive grant related to ordinary income arising from sales of shares received from the settlement of RSUs	(1)	—%	—	—%	(18)	(1)%	—	—%
Add: Acquisition related expenses	—	—%	—	—%	6	—%	—	—%
Add: Goodwill impairment	—	—%	—	—%	3,788	243%	—	—%
Adjusted Operating Income (Loss) and Margin	$89	18%	$74	15%	$339	22%	$239	17%

Our Operating Loss decreased from $109 million in the three months ended September 27, 2025 to $82 million in three months ended September 26, 2026, mainly due to a decrease in operating expenses attributed to a $52 million R&D Law incentive grant recognized this quarter, in addition to a decrease of $42 million in amortization of intangible assets, partially offset by higher share-based compensation expenses.

Our Operating Loss increased from $300 million in the nine months ended September 27, 2025 to $4,008 million in the nine months ended September 26, 2026, mainly due to a goodwill impairment loss recognized in the first quarter of 2026.

Our Adjusted Operating Income increased by $15 million in the three months ended September 26, 2026 compared to the three months ended September 27, 2025, mainly due to a decrease in operating expenses attributed to a $51 million R&D Law incentive grant recognized this quarter, partially offset by a decrease in Adjusted Gross Profit.

Our Adjusted Operating Income increased by $100 million in the nine months ended September 26, 2026 compared to the nine months ended September 27, 2025, mainly due to higher Adjusted Gross Profit and lower operating expenses attributed to a R&D Law incentive grant recognized in 2026.

Our Adjusted Operating Margin increased from 15% for the three months ended September 27, 2025 to 18% for the three months ended September 26, 2026. Our Adjusted Operating Margin increased from 17% for the nine months ended September 27, 2025 to 22% for the nine months ended September 26, 2026. The increase in both periods was mainly due to a lower operating expenses as a percentage of revenue, partially offset by lower Adjusted Gross Margin.

Adjusted Net Income (Loss)

We define Adjusted Net Income (Loss) as net income (loss) presented in accordance with GAAP, adjusted to exclude amortization of acquisition related intangibles, share-based compensation expenses, the R&D Law incentive grant related to ordinary income arising from sales of shares received from the settlement of RSUs, acquisition-related expenses, impairment of goodwill and the related income tax effects. Income tax effects have been calculated using the applicable statutory tax rate for each adjustment taking into consideration the associated valuation allowance impacts. The adjustment for income tax effects consist primarily of the deferred tax impact of the amortization of acquired intangible assets and impairment of goodwill.

Set forth below is the reconciliation of net income (loss) to Adjusted Net Income (Loss):

	Three Months Ended				Nine Months Ended
	September 26, 2026		September 27, 2025		September 26, 2026		September 27, 2025
U.S. dollars in millions	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Net Income (Loss)	$(67)	(14)%	$(96)	(19)%	$(3,906)	(251)%	$(265)	(18)%
Add: Amortization of acquired intangible assets	69	14%	111	22%	296	19%	333	23%
Add: Share-based compensation expense	103	21%	72	14%	275	18%	206	14%
Less: R&D Law incentive grant related to ordinary income arising from sales of shares received from the settlement of RSUs	(1)	—%	—	—%	(18)	(1)%	—	—%
Add: Acquisition related expenses	—	—%	—	—%	6	—%	—	—%
Add: Goodwill impairment	—	—%	—	—%	3,788	243%	—	—%
Less: Income tax effects	(9)	(2)%	(11)	(2)%	(95)	(6)%	(33)	(2)%
Adjusted Net Income (Loss)	$95	19%	$76	15%	$346	22%	$241	17%

The three months ended September 26, 2026 ended with a Net Loss of $67 million compared to a $96 million Net Loss in the three months ended September 27, 2025. The decrease in Net Loss is mainly due to a reduction in operating expenses attributed to a $52 million R&D Law incentive grant recognized and a decrease in amortization of intangible assets, partially offset by higher share-based compensation expenses.

Our Net Loss increased by $3,641 million in the nine months ended September 26, 2026, compared to the nine months ended September 27, 2025. The increase in Net Loss is mainly due to a goodwill impairment loss recognized during the first quarter of 2026.

Our Adjusted Net Income increased by $19 million in the three months ended September 26, 2026, compared to the three months ended September 27, 2025. Our Adjusted Net Income increased by $105 million in the nine months ended September 26, 2026, compared to the nine months ended September 27, 2025. The increase in both periods was mainly due to an increase in Adjusted Operating Income.

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

The results of the impairment analysis indicated that the fair value of the Mobileye reporting unit is below its carrying amount and therefore a non-cash impairment loss of $3,788 million was recognized in the first quarter of 2026.

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

During the third quarter of 2026, we completed our quarterly qualitative assessment for indicators of goodwill impairment. Based on the assessment, no indicators were identified for the “Mobileye” reporting unit. For the “Other” reporting unit, we performed a quantitative goodwill impairment analysis, in light of changes in business strategy and a related work-force reduction. The assessment indicated that no goodwill impairment was required.

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
●our ability to effectively compete in the markets in which we operate;
●increased competition from emerging chip manufacturers and OEMs;
●future products and technology, and the expected availability and benefits of such products and technology;
●	our planned vertically integrated robotaxi business, including the development, launch, operation, scaling, regulatory approval and commercial acceptance of autonomous ride-hailing services, may not proceed as expected;
●the humanoid robotics industry and its accompanying technology may not develop as expected;
●development of regulatory frameworks for current and future technology;
●	changes in regulation and trade policy, including increased tariffs, in regions in which we operate, including the U.S., Europe and China;
●projected cost and pricing trends;
●future production capacity and product supply;
●	potential future benefits and competitive advantages associated with our technologies and architecture and the data we have accumulated;
●	the future purchase, use and availability of products, components and services supplied by third parties, including third-party IP and manufacturing services;
●	uncertain events or assumptions, including statements relating to our estimated vehicle production and market opportunity, potential production volumes associated with design wins and other characterizations of future events or circumstances;
●	adverse conditions in Israel, including as a result of war and geopolitical conflict, which may affect our operations and may limit our ability to produce and sell our solutions;
●	any disruption in our operations by the obligations of our personnel to perform military service as a result of current or future military actions involving Israel;
●	availability, uses, sufficiency and cost of capital and capital resources, including expected returns to stockholders such as dividends, and the expected timing of future dividends;
●tax- and accounting-related expectations;

●	sustained low levels of our share price and market capitalization as well as other factors may require further testing of our Mobileye reporting unit, which may result in an impairment of goodwill;
●	transition of our key personnel and leadership, the timing of any such transition and its anticipated effects on our business;
●the ability to meet our social and environmental goals and projections; and
●	other statements described in this report and under the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” in our 2025 Form 10-K.

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

Interest Rate Risk

Our investments in money market funds, U.S. government and corporate bonds and short term deposits are subject to market risk due to changes in interest rates, which may affect our interest income and fair market value of our investments. To minimize this risk, we invest in institutional investors money market funds, which consist of high-grade securities. Our short term deposits are redeemable upon demand and held in banks domiciled in the U.S. and Europe, as well as in Israel. As of September 26, 2026 and December 27, 2025, our investment in money market funds was $560 million and $1,016 million, respectively; our U.S. government bonds were $103 million and $55 million, respectively, our corporate bonds were $30 million and zero, respectively, and our short term deposits were $756 million and $785 million, respectively.

The primary objectives of our investments in money market funds, U.S. government and corporate bonds, and short term deposits are to fund our cash requirements in the ordinary course of business and preserve principal. We do not enter into investments for trading or speculative purposes.

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

The Company hedges portions of its forecasted payroll payments denominated in ILS using mostly forward contracts that are designated as cash flow hedges, as defined by ASC 815.

If the New Israeli Shekel had strengthened by 10% against the U.S. dollar, it would have decreased our cash flows by approximately $18 million in the nine months ended September 26, 2026. If the New Israeli Shekel had strengthened by 10% against the U.S. dollar, it would have decreased our cash flows by approximately $31 million in the nine months ended September 27, 2025.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 26, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Legal Actions

U.S. Patent Litigation

On January 26, 2024, Facet Technology Corp. (“Facet”) sued Mobileye in the U.S. District Court for the Eastern District of Texas for patent infringement. The suit accuses Mobileye Global Inc., Mobileye Vision Technologies Ltd. and Mobileye Inc. of allegedly infringing two expired patents. Despite expiration of the patents, the suit seeks injunctive relief and a permanent injunction as well as unspecified damages, fees and costs. Mobileye Vision Technologies Ltd. and Mobileye Inc., sued Facet in the U.S. District Court of Minnesota seeking a declaratory judgment of non-infringement of both patents. Before either action was answered, the Patent Trial and Appeal Board (“PTAB”) of the US Patent and Trademark Office instituted two Inter Parte Review (IPR) proceedings on both patents, and both district court actions were stayed. Final Determinations were reached by the PTAB in both IPRs. In one, the PTAB found invalid all claims that Facet asserted in the Texas suit. The PTAB upheld the patentability of other claims not asserted in the Texas suit. Facet’s request for Director review was denied and the deadline to appeal has passed without Facet doing so, rending final the PTAB’s decision and invalidating all asserted claims of that patent. In the other IPR, the PTAB upheld the patentability of a single claim. Mobileye is pursuing an appeal of that decision. In May 2026, Facet moved to lift the stay in the Texas suit. Mobileye opposed, and the court has yet to rule. Therefore, the Texas and Minnesota district court actions both remain stayed. We intend to defend these matters vigorously. No provision was recorded in the condensed consolidated financial statements as of September 26, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sale of Unregistered Securities

There were no sales of unregistered equity securities during the three months ended September 26, 2026.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

The following table summarizes the share repurchase activity for the three months ended September 26, 2026:

			Total Number of Shares	Approximate Dollar Value of
	Total Number	Average	Purchased as Part of	Shares that May Yet be
	of Shares	Price Paid	Publicly Announced	Purchased Under the Program
Period	Purchased (1)	Per Share	Programs (1)	(in millions) (1)
June 28, 2026 - July 25, 2026	728,406	$9.60	728,406	$219.54
July 26, 2026 - August 29, 2026	256,500	$8.70	256,500	$217.30
August 30, 2026 - September 26, 2026	27,831	$8.53	27,831	$217.07
Total	1,012,737	$9.34	1,012,737	$217.07
(1)On April 23, 2026, the Company announced that its Board of Directors authorized the repurchase of up to $250 million of our Class A common stock. The program has no fixed expiration date. As of September 26, 2026, 3,517,833 shares were repurchased under the program. Refer to Note 4 to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, for additional information.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Amendments to Restricted Stock Unit Agreements

On October 28, 2026, Mobileye Global Inc. (the “Company”) entered into amendments to certain outstanding restricted stock unit (“RSU”) award agreements with Moran Shemesh Rojansky, Chief Financial Officer, Shai Shalev-Shwartz, Chief Technology Officer, Yaacov Ohayon, Chief Operating Officer, and Boaz Ouriel, Executive Vice President, EPG Software (collectively, the “Covered Officers”).

Under the amendments, outstanding RSUs covered by the applicable award agreements that remain unvested upon a qualifying termination of employment will become fully vested following such qualifying termination and satisfaction of the applicable release requirements, subject to the conditions described below.

Change in Control. Following the first Change in Control (as defined in the amendments) occurring after the effective date of the amendments, accelerated vesting will apply if a Covered Officer's employment is terminated by the Company or any of its subsidiaries without Cause (as defined in the amendments) or the Covered Officer resigns for Good Reason (as defined in the amendments), in either case during the period beginning three months before and ending eighteen months after such Change in Control and subject to applicable release requirements. For a qualifying termination occurring before the Change in Control, accelerated vesting is conditioned upon the Change in Control occurring and satisfaction of the applicable release requirements. In addition, if outstanding unvested RSUs would otherwise be cancelled without consideration in connection with the Change in Control, such RSUs will become fully vested immediately prior to the consummation of the Change in Control. The Change in Control protection applies only with respect to the first qualifying Change in Control following the effective date of the amendments and does not apply to subsequent transactions.

Executive Transition. The amendments also provide that, following an Executive Transition (defined as the Company's founder and Chief Executive Officer of the Company as of the date of the amendments ceasing to serve as Chief Executive Officer for any reason), outstanding unvested RSUs will become fully vested following a termination of the Covered Officer's employment by the Company or any of its subsidiaries without Cause within eighteen months following the Executive Transition and satisfaction of the applicable release requirements. An Executive Transition alone will not result in accelerated vesting. The Executive Transition provisions do not apply to the RSU award granted to Mr. Ohayon in September 2026.

Except for the acceleration applicable to RSUs that would otherwise be cancelled without consideration in connection with a Change in Control, accelerated vesting is conditioned upon the Covered Officer's execution and non-revocation of a release of claims containing restrictive covenants, confidentiality and intellectual property obligations and related provisions.

In addition, Mobileye Vision Technologies Ltd., an indirect wholly owned subsidiary of the Company, entered into non-binding letters of intent with the Covered Officers stating that, if additional equity awards are granted in the future, it will endeavor to recommend that such awards include change-in-control double-trigger vesting provisions, subject to the discretion and approval of the Compensation Committee or Board of Directors of the Company and the terms of the applicable awards.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the amendments which are filed as Exhibits 10.24, 10.25, 10.26, 10.27 and 10.28 to this Quarterly Report on Form 10‑Q and are incorporated herein by reference.

Item 6. Exhibits

10.24*†	Amendment to Restricted Stock Unit Agreement between Mobileye Global Inc. and Moran Shemesh Rojansky, dated as of October 28, 2026.
10.25*†	Amendment to Restricted Stock Unit Agreement between Mobileye Global Inc. and Shai Shalev-Shwartz, dated as of October 28, 2026.
10.26*†	Amendment to Restricted Stock Unit Agreement between Mobileye Global Inc. and Boaz Ouriel, dated as of October 28, 2026.
10.27*†+	Employment Agreement between Mobileye Vision Technologies Ltd. and Yaacov Ohayon, dated as of February 12, 2017.
10.28*†	Amendment to Restricted Stock Unit Agreement between Mobileye Global Inc. and Yaacov Ohayon, dated as of October 28, 2026.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer of Mobileye Global Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the Chief Financial Officer of Mobileye Global Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

The following financial statements from Mobileye Global Inc.’s Quarterly Report on Form 10-Q for the three months ended September 26, 2026, filed with the Securities and Exchange Commission on October 29, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

†Management contract or compensatory plan or arrangement.

+Certain personal information has been omitted pursuant to Item 601(a)(6) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mobileye Global Inc.
Date: October 29, 2026
	By:	/s/ Professor Amnon Shashua
Professor Amnon Shashua
Chief Executive Officer, President and Director (Principal Executive Officer)

	By:	/s/ Moran Shemesh Rojansky
Moran Shemesh Rojansky
Chief Financial Officer (Principal Financial and Accounting Officer)